Form 10-Q
period 2019-09-30
PowerFleet, Inc.
filed 2019-11-13
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39080

POWERFLEET, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4366463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

123 Tice Boulevard
Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

(201) 996-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PWFL	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 12, 2019 was 29,686,727.

INDEX

I.D. Systems, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2018 and 2019	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and nine months ended September 30, 2018 and 2019	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2019 through September 30, 2019 and January 1, 2018 through September 30, 2018	6-7

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2018 and 2019	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	61

Signatures	62

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2018	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,159,000	$5,560,000
Restricted cash	307,000	307,000
Investments - short term	394,000	-
Accounts receivable, net of allowance for doubtful accounts of $67,000 and $160,000 in 2018 and 2019, respectively	9,247,000	13,821,000
Financing receivables - current, net of allowance for doubtful accounts of $-0- in 2018 and 2019	1,036,000	950,000
Inventory, net	4,649,000	9,761,000
Deferred costs - current	3,660,000	3,868,000
Prepaid expenses and other current assets	3,208,000	2,822,000

Total current assets	32,660,000	37,089,000

Investments - long term	4,131,000	-
Financing receivables - less current portion	1,254,000	972,000
Deferred costs - less current portion	5,409,000	5,467,000
Fixed assets, net	2,149,000	2,070,000
Goodwill	7,318,000	9,362,000
Intangible assets, net	4,705,000	6,292,000
Right of use asset	-	1,822,000
Other assets	177,000	204,000
	$57,803,000	$63,278,000

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$8,027,000	$16,583,000
Deferred revenue - current	7,902,000	8,095,000
Acquisition related contingent consideration payable	946,000	-
Lease liability - current	-	849,000

Total current liabilities	16,875,000	25,527,000

Deferred revenue - less current portion	9,186,000	9,019,000
Lease liability - less current portion	-	1,122,000
Deferred rent	208,000	-

	26,269,000	35,668,000
Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 5,000,000 shares, $0.01 par value; none issued	-	-
Common stock; authorized 50,000,000 shares, $0.01 par value; 19,178,000 and 19,653,000 shares issued at December 31, 2018 and September 30, 2019, respectively; shares outstanding, 18,166,000 and 18,597,000 at December 31, 2018 and September 30, 2019, respectively	192,000	197,000
Additional paid-in capital	138,693,000	141,753,000
Accumulated deficit	(101,180,000)	(108,058,000)
Accumulated other comprehensive loss	(435,000)	(255,000)
Treasury stock; 1,012,000 and 1,056,000 common shares at cost at December 31, 2018 and September 30, 2019, respectively	(5,736,000)	(6,027,000)

Total stockholders’ equity	31,534,000	27,610,000
Total liabilities and stockholders’ equity	$57,803,000	$63,278,000

*Derived from audited balance sheet as of December 31, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Revenue:
Products	$9,044,000	$11,062,000	$29,726,000	$28,954,000
Services	4,341,000	5,822,000	11,847,000	17,815,000

	13,385,000	16,884,000	41,573,000	46,769,000
Cost of revenue:
Cost of products	5,287,000	7,227,000	18,537,000	18,528,000
Cost of services	1,301,000	2,027,000	3,362,000	6,522,000

	6,588,000	9,254,000	21,899,000	25,050,000

Gross profit	6,797,000	7,630,000	19,674,000	21,719,000

Operating expenses:
Selling, general and administrative expenses	5,870,000	6,321,000	17,231,000	18,424,000
Research and development expenses	1,696,000	1,824,000	4,981,000	5,508,000
Acquisition-related expenses	51,000	1,611,000	379,000	4,673,000

	7,617,000	9,756,000	22,591,000	28,605,000

Loss from operations	(820,000)	(2,126,000)	(2,917,000)	(6,886,000)
Interest income	66,000	37,000	217,000	110,000
Interest expense	(34,000)	(10,000)	(150,000)	(56,000)
Other expense, net	(109,000)	-	(153,000)	(46,000)

Net loss	$(897,000)	$(2,099,000)	$(3,003,000)	$(6,878,000)

Net loss per share - basic and diluted	$(0.05)	$(0.12)	$(0.18)	$(0.39)

Weighted average common shares outstanding -basic and diluted	17,312,000	17,929,000	17,121,000	17,744,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019

Net loss	$(897,000)	$(2,099,000)	$(3,003,000)	$(6,878,000)

Other comprehensive (loss) income, net:

Unrealized gain (loss) gain on investments	(22,000)	-	(137,000)	9,000

Reclassification of net realized investment (gain) loss included in net loss	110,000	-	153,000	38,000

Foreign currency translation adjustment	55,000	191,000	107,000	133,000

Total other comprehensive income	143,000	191,000	123,000	180,000

Comprehensive loss	$(754,000)	$(1,908,000)	$(2,880,000)	$(6,698,000)

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2019 through September 30, 2019

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2018	19,178,000	$192,000	$138,693,000	$(101,180,000)	$(435,000)	$(5,736,000)	$31,534,000

Net loss	-	-	-	(2,194,000)	-	-	(2,194,000)

Foreign currency translation adjustment	-	-	-	-	(12,000)	-	(12,000)

Reclassification of unrealized losses on investments, net of realized amounts	-	-	-	-	47,000	-	47,000

Shares issued pursuant to exercise of stock options	-	-	-				-

Issuance of restricted stock	81,000	1,000	(1,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(226,000)	(226,000)

Stock based compensation - restricted stock	-	-	447,000	-	-	-	447,000

Stock based compensation - options	-	-	136,000	-	-	-	136,000

Balance at March 31, 2019	19,259,000	$193,000	$139,275,000	$(103,374,000)	$(400,000)	$(5,962,000)	$29,732,000

Net loss	-	-	-	(2,585,000)	-	-	(2,585,000)

Foreign currency translation adjustment	-	-	-	-	(46,000)	-	(46,000)

Reclassification of unrealized losses on investments, net of realized amounts	-	-	-	-	-	-	-

Shares issued pursuant to exercise of stock options	50,000	-	177,000				177,000

Issuance of restricted stock	164,000	2,000	(2,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(19,000)	(19,000)

Stock based compensation - restricted stock	-	-	440,000	-	-	-	449,000

Stock based compensation - options	-	-	161,000	-	-	-	152,000

Balance at June 30, 2019	19,473,000	$195,000	$140,051,000	$(105,959,000)	$(446,000)	$(5,981,000)	$27,860,000

Net loss	-	-	-	(2,099,000)	-	-	(2,099,000)

Foreign currency translation adjustment	-	-	-	-	191,000	-	191,000

Shares issued relating to Keytroller acquisition consideration	148,000	1,000	999,000	-	-	-	1,000,000

Shares issued pursuant to acquisition	27,000	-	156,000	-	-	-	156,000

Issuance of restricted stock	10,000	1,000	(1,000)	-	-	-	-

Forfeiture of restricted shares	(5,000)

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(46,000)	(46,000)

Stock based compensation - restricted stock	-	-	387,000	-	-	-	387,000

Stock based compensation - options	-	-	161,000	-	-	-	161,000

Balance at September 30, 2019	19,653,000	$197,000	$141,753,000	$(108,058,000)	$(255,000)	$(6,027,000)	$27,610,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2018 through September 30, 2018

(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

Balance at December 31, 2017	18,327,000	$183,000	$133,569,000	$(95,368,000)	$(578,000)	$(4,835,000)	$32,971,000

Net loss	-	-	-	(990,000)	-	-	(990,000)

Foreign currency translation adjustment	-	-	-	-	(137,000)	-	(137,000)

Unrealized loss on investments, net of realized amounts	-	-	-	-	(60,000)	-	(60,000)

Shares issued pursuant to exercise of stock options	65,000	1,000	424,000	-	-	-	425,000

Issuance of restricted stock	235,000	2,000	(2,000)	-	-	-	-

Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(408,000)	(408,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(238,000)	(238,000)

Forfeiture of restricted shares	(20,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	431,000	-	-	-	431,000

Stock based compensation - options and performance shares	-	-	63,000	-	-	-	63,000

Balance at March 31, 2018	18,607,000	$186,000	$134,485,000	$(96,358,000)	$(775,000)	$(5,481,000)	$32,057,000

Net loss	-	-	-	(1,116,000)	-	-	(1,116,000)

Foreign currency translation adjustment	-	-	-	-	189,000	-	189,000

Unrealized loss on investments, net of realized amounts	-	-	-	-	(12,000)	-	(12,000)

Shares issued pursuant to exercise of stock options	1,000	-	3,000	-	-	-	3,000

Issuance of restricted stock	121,000	2,000	(2,000)	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(48,000)	(48,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	-	-

Forfeiture of restricted shares	-	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	500,000	-	-	-	500,000

Stock based compensation - options and performance shares	-	-	95,000	-	-	-	95,000

Balance at June 30, 2018	18,729,000	$188,000	$135,081,000	$(97,474,000)	$(598,000)	$(5,529,000)	$31,668,000

Net loss	-	-	-	(897,000)	-	-	(897,000)

Foreign currency translation adjustment	-	-	-	-	55,000	-	55,000

Unrealized loss on investments, net of realized amounts	-	-	-	-	88,000	-	88,000

Shares issued relating to acquisition contingent consideration	296,000	3,000	1,997,000				2,000,000

Shares issued pursuant to exercise of stock options	37,000	-	182,000	-	-	-	182,000

Issuance of restricted stock	78,000	-	-	-	-	-	-

Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(165,000)	(165,000)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(11,000)	(11,000)

Forfeiture of restricted shares	(28,000)	-	-	-	-	-	-

Stock based compensation - restricted stock	-	-	465,000	-	-	-	465,000

Stock based compensation - options and performance shares	-	-	104,000	-	-	-	104,000

Balance at September 30, 2018	19,112,000	$191,000	$137,829,000	$(98,371,000)	$(455,000)	$(5,705,000)	$33,489,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities: (net of assets acquired)

Net loss	$(3,003,000)	$(6,878,000)
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	15,000	155,000
Stock-based compensation expense	1,658,000	1,732,000
Depreciation and amortization	1,174,000	1,299,000
Inventory reserve	260,000	156,000
Change in contingent consideration	146,000	54,000
Other non-cash items	93,000	(37,000)
Changes in:
Accounts receivable	(835,000)	(4,537,000)
Financing receivables	511,000	368,000
Inventory	372,000	(5,069,000)
Prepaid expenses and other assets	(1,152,000)	386,000
Deferred costs	(17,000)	(266,000)
Deferred revenue	(567,000)	26,000
Accounts payable and accrued expenses	1,168,000	8,306,000
Net cash used in operating activities	(177,000)	(4,305,000)
Cash flows from investing activities:
Acquisitions	-	(4,350,000)
Capital expenditures	(155,000)	(501,000)
Purchase of investments	(2,415,000)	(99,000)
Proceeds from the sale and maturities of investments	9,308,000	4,638,000
Net cash provided by (used in) investing activities	6,738,000	(312,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	361,000	177,000
Shares repurchased pursuant to vesting of restricted stock	(621,000)	(291,000)
Net cash used in financing activities	(260,000)	(114,000)
Effect of foreign exchange rate changes on cash and cash equivalents	130,000	132,000
Net increase (decrease) in cash, cash equivalents and restricted cash	6,431,000	(4,599,000)
Cash, cash equivalents and restricted cash - beginning of period	5,403,000	10,466,000
Cash, cash equivalents and restricted cash - end of period	$11,834,000	$5,867,000
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$5,097,000	$10,159,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, beginning of period	$5,403,000	$10,466,000

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$11,528,000	$5,560,000
Restricted cash	306,000	307,000
Cash, cash equivalents, and restricted cash, end of beginning of period	$11,834,000	$5,867,000

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-
Interest	$-	$56,000
Noncash investing and financing activities:
Unrealized (loss) gain on investments	$16,000	$47,000
Value of shares withheld pursuant to stock issuance	$249,000	$-
Value of shares issued relating to acquisition contingent consideration	$2,000,000	$-
Value of shares issued relating to Keytroller acquisition consideration		$1,000,000
Value of shares issued pursuant to CarrierWeb Ireland acquisition	$-	$156,000
CarrierWeb Ireland acquisition related holdback	$-	$250,000

See accompanying notes to unaudited condensed consolidated financial statements.

I.D. Systems, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

On October 3, 2019, pursuant to the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), PowerFleet, Inc., a Delaware corporation and a wholly-owned subsidiary of I.D. Systems prior to the Transactions (“PowerFleet” or the “Company”), Pointer Telocation Ltd., a public company limited by shares formed under the laws of the State of Israel (“Pointer”), Powerfleet Israel Holding Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of Pointer Holdco prior to the Transactions (“Pointer Merger Sub”), and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, PowerFleet, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of PowerFleet prior to the Transactions (“I.D. Systems Merger Sub”), and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), I.D. Systems reorganized into a new holding company structure by merging I.D. Systems Merger Sub with and into I.D. Systems, with I.D. Systems surviving as a direct, wholly-owned subsidiary of PowerFleet, and Pointer Merger Sub merged with and into Pointer, with Pointer surviving as a direct, wholly owned subsidiary of Pointer Holdco and an indirect, wholly-owned subsidiary of PowerFleet. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the Condensed Consolidated Financial Statements only include the financial results for I.D. Systems as of and for the three- and nine-month periods ended September 30, 2019. See Note 23 for additional information regarding the Transactions.

I.D. Systems and its subsidiaries (collectively, “I.D. Systems,” “we,” “our” or “us”) develop, market and sell wireless machine-to-machine solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles and transportation assets, such as trucks, semi-tractors, dry van trailers, refrigerated trailers, railcars and containers. I.D. Systems’ patented wireless asset management systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our cloud-based analytics software application for both industrial trucks and logistics assets is designed to provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks and peer-industry comparisons to provide an even deeper layer of insights into asset operations. Analytics determines key performance indicators relating to the performance of managed assets. I.D. Systems’ solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations. I.D. Systems outsources its hardware manufacturing operations to contract manufacturers.

I.D. Systems, Inc. was incorporated in Delaware in 1993 and commenced operations in January 1994. PowerFleet, Inc. was incorporated in Delaware in 2019 and commenced operations in October 2019.

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of I.D. Systems, Inc. and its wholly-owned subsidiaries, Asset Intelligence, LLC (“AI”), I.D. Systems GmbH (“IDS GmbH”), I.D. Systems (UK) Ltd (formerly Didbox Ltd.) (“IDS Ltd”) and Keytroller, LLC (collectively referred to as “I.D. Systems”). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of I.D. Systems as of September 30, 2019, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2018 and 2019, the consolidated change in stockholders’ equity for the three-month periods ended March 31, June 30, and September 30, 2018 and 2019 and the consolidated cash flows for the nine-month periods ended September 30, 2018 and 2019. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2018 included in I.D. Systems’ Annual Report on Form 10-K for the year then ended.

Certain amounts included in selling, general and administrative expenses in the prior period’s consolidated financial statements have been reclassified to acquisition-related expenses to conform to the current period presentation for comparative purposes.

Acquisition

On January 30, 2019, I.D. Systems completed the acquisition (the “CarrierWeb US Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. On July 30, 2019, I.D. Systems completed the acquisition (the “CarrierWeb Ireland Acquisition” and together with the CarrierWeb US Acquisition, the “CarrierWeb Acquisitions”) of substantially all of the assets of CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, from e*freightrac Holding B.V., the owner of the outstanding equity of CarrierWeb Ireland. The assets I.D. Systems acquired in the CarrierWeb Acquisitions will be integrated into the Company’s logistics visibility solutions and product line. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units.

Liquidity

As of September 30, 2019, I.D. Systems had cash (including restricted cash) and cash equivalents of $5.9 million and working capital of $11.6 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. (see Note 23) will provide sufficient funds to cover capital requirements through at least November 14, 2020.

NOTE 2 - CASH AND CASH EQUIVALENTS

I.D. Systems considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents unless they are legally or contractually restricted. I.D. Systems’ cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) limits.

NOTE 3 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to stock-based compensation arrangements, measurements of fair value of assets acquired and liabilities assumed and acquisition-related contingent consideration, realization of deferred tax assets, the impairment of tangible and intangible assets, inventory reserves, allowance for doubtful accounts, warranty reserves and deferred revenue and costs. Actual results could differ from those estimates.

NOTE 4 - INVESTMENTS

I.D. Systems’ investments as of December 31, 2018 include debt securities, U.S. Treasury Notes, government and state agency bonds and corporate bonds, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2018, all of I.D. Systems’ investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gains and (losses) reported as comprehensive income or (loss). For the three- and nine-month periods ended September 30, 2018, I.D. Systems reported unrealized loss, net of realized amounts of $(22,000) and $(137,000), respectively, and for the three- and nine-month periods ended September 30, 2019, I.D. Systems reported unrealized gain, net of realized amounts of $-0- and $9,000, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. I.D. Systems has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security types as of December 31, 2018 are as follows:

		Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Loss	Value
Investments - short term
U.S. Treasury Notes	$302,000	$1,000	-	$303,000
Corporate bonds and commercial paper	91,000	-	-	91,000
Total investments - short term	393,000	1,000		394,000

Investments - long term
U.S. Treasury Notes	1,569,000	-	(2,000)	1,567,000
Government agency bonds	1,548,000	-	(23,000)	1,525,000
Corporate bonds	1,062,000	-	(23,000)	1,039,000

Total investments - long term	4,179,000	-	(48,000)	4,131,000

Total investments - available for sale	$4,572,000	$1,000	$(48,000)	$4,525,000

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participants’ assumptions.

As of December 31, 2018, all of I.D. Systems’ investments are classified as Level 1 fair value measurements.

NOTE 5 - REVENUE RECOGNITION

Our revenue is derived from: (i) sales of our wireless asset management systems and spare parts; (ii) remotely hosted SaaS agreements and post-contract maintenance and support agreements; (iii) services, which includes training and technical support; and (iv) periodically, leasing arrangements. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as short-term or long-term based upon the terms of future services to be delivered.

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our wireless asset management systems, spare parts, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as expense when the products are sold (see Note 15). We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract.

The following table sets forth our revenues by product line for the three- and nine-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Product	Service	Total

Industrial truck management	$5,743,000	$2,007,000	$7,750,000
Connected vehicles	2,985,000	1,518,000	4,503,000
Logistics visibility	2,334,000	2,297,000	4,631,000
Total Revenue	$11,062,000	$5,822,000	$16,884,000

	Three Months Ended September 30, 2018
	Product	Service	Total

Industrial truck management	$6,172,000	$2,027,000	$8,199,000
Connected vehicles	1,462,000	399,000	1,861,000
Logistics visibility	1,410,000	1,915,000	3,325,000
Total Revenue	$9,044,000	$4,341,000	$13,385,000

	Nine Months Ended September 30, 2019
	Product	Service	Total

Industrial truck management	$16,751,000	$5,671,000	$22,422,000
Connected vehicles	6,106,000	5,415,000	11,521,000
Logistics visibility	6,097,000	6,729,000	12,826,000
Total Revenue	$28,954,000	$17,815,000	$46,769,000

	Nine Months Ended September 30, 2018
	Product	Service	Total

Industrial truck management	$16,866,000	$5,333,000	$22,199,000
Connected vehicles	8,491,000	616,000	9,107,000
Logistics visibility	4,369,000	5,898,000	10,267,000
Total Revenue	$29,726,000	$11,847,000	$41,573,000

Our wireless asset management systems consist of on-asset hardware, communication infrastructure, SaaS, and hosting infrastructure. I.D. Systems’ system is typically implemented by the customer or a third party and, as a result, revenue related to the on-asset hardware is recognized when control of the hardware is transferred to the customer, which usually is upon delivery of the system and contractual obligations have been satisfied. For systems which do not have stand-alone value to the customer separate from the SaaS services provided, I.D. Systems considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of I.D. Systems’ billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

Revenue related to the SaaS and hosting infrastructure performance obligation is recognized over time as access to the SaaS and hosting infrastructure is provided to the customer. In some instances, we are also responsible for providing installation services, training and technical support services which are short-term in nature and revenue for these services are recognized at the time of performance or right to invoice.

I.D. Systems also enters into post-contract maintenance and support agreements for its wireless asset management systems. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Deferred revenue includes prepayment of extended maintenance, SaaS, hosting and support contracts.

I.D. Systems also derives revenue under leasing arrangements. Such arrangements provide for monthly payments covering the system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the Condensed Consolidated Statements of Operations.

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
		(Unaudited)
Current assets:
Deferred sales commissions to employees	$585,000	$748,000
Deferred costs	$9,069,000	$9,335,000

Current liabilities:
Deferred revenue -other (1)	$305,000	$272,000
Deferred maintenance and SaaS revenue (1)	4,607,000	4,815,000
Deferred logistics visibility solutions product revenue (1)	12,176,000	12,027,000

	17,088,000	17,114,000
Less: Current portion	7,902,000	8,095,000

Deferred revenue - less current portion	$9,186,000	$9,019,000

(1)	We record deferred revenues when cash payments are received or due in advance of our performance. For the three- and nine-month periods ended September 30, 2018 and 2019, we recognized revenue of $2,434,000 and $9,325,000, respectively, and $3,306,000 and $9,544,000, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. We expect to recognize deferred revenue as revenue before year 2024, when we transfer those goods and services and, therefore, satisfies our performance obligation to the customers. We do not separately account for activation fees since no good or service is transferred to the customer. Therefore, the activation fee is included in the transaction price and allocated to the performance obligations in the contract and deferred/amortized over the life of the contract.

Arrangements with multiple performance obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

Practical expedients and exemptions

We recognize an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because we expect to recover those costs through future fees from the customers. We amortize the asset over three to five years because the asset relates to the services transferred to the customer during the contract term of three to five years.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Development projects with Avis Budget Car Rental, LLC

On December 3, 2018 (the “SOW#5 Effective Date”), I.D. Systems entered into a statement of work (the “SOW#5”) with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, Inc. (“Avis”), for 75,000 units of I.D. Systems’ cellular-enabled rental fleet car management system (the “System”) and maintenance and support of the System (“Maintenance Services”) for sixty months from installation of the equipment and the non-recurring engineering (“NRE”) services for development of additional features and functionality for the consideration of approximately $33,000,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such 12-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

I.D. Systems recognizes revenue on the non-recurring engineering services over time, on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. For the three- and nine-month periods ended September 30, 2019, I.D. Systems recognized SOW#5 NRE revenue of $841,000 and $3,687,000, respectively.

The SOW#5 may be terminated by ABCR for cause (which is generally I.D. Systems’ material breach of its obligations under the SOW#5), for convenience (subject to a termination fee), upon a material adverse change to I.D. Systems, or for intellectual property infringement. I.D. Systems does not have the right to unilaterally terminate the SOW#5. In the event that ABCR terminates the SOW#4, then ABCR would be liable to I.D. Systems for the net present value of all future remaining charges under the SOW#5 at a negotiated discount rate per annum, with the payment due on the effective date of termination.

The SOW#5 provides for a period of exclusivity commencing on the SOW#5 Effective Date and ending twelve months after the SOW#5 Effective Date, which may be extended in six-month increments by Avis under certain conditions.

Approximately $188,000 of the SOW#5 NRE transaction price that has not yet been recognized as revenue as of September 30, 2019 is expected to be recognized in 2019.

Part of the performance credit earnbacks and incentive payments (“performance bonus”) have been excluded from the disclosure table above because it was not included in the transaction price. That part of the performance bonus was excluded from the transaction price in accordance with the accounting guidance in Topic 606 on constraining estimates of variable consideration, including the following factors:

●	the susceptibility of the consideration amount to factors outside I.D. Systems’ influence, including weather conditions and the risk of obsolescence of the promised goods and services;

●	whether the uncertainty about the consideration amount is not expected to be resolved for a long period of time;

●	I.D. Systems’ experience with similar types of contracts;

●	whether I.D. Systems expects to offer price concessions or change the payment terms; and

●	the range of possible consideration amounts.

NOTE 6 - FINANCING RECEIVABLES

Financing receivables consist of sales-type lease receivables from the sale of the Company’s products and services. The present value of net investment in sales-type lease receivable is principally for three- to five-year leases of I.D. Systems’ products and is reflected net of unearned interest income of $114,000 and $83,000 at December 31, 2018 and September 30, 2019, respectively, at a weighted-average discount rate of 3%.

Scheduled maturities of sales-type lease minimum lease payments outstanding as of September 30, 2019 are as follows:

Year ending December 31:

October - December 2019	$253,000
2020	876,000
2021	471,000
2022	213,000
2023	91,000
Thereafter	18,000

1,922,000
Less: Current portion	950,000

Sales-type lease receivable - less current portion	$972,000

The allowance for doubtful accounts represents I.D. Systems’ best estimate of the amount of credit losses in I.D. Systems’ existing sales-type lease receivables. The allowance for doubtful accounts is determined on an individual lease basis if it is probable that I.D. Systems will not collect all principal and interest contractually due. I.D. Systems considers its customers’ financial condition and historical payment patterns in determining the customers’ probability of default. The impairment is measured based on the present value of expected future cash flows discounted at the lease’s effective interest rate. There were no impairment losses recognized for the three- and nine-month periods ended September 30, 2018 and 2019. I.D. Systems does not accrue interest when a lease is considered impaired. When the ultimate collectability of the principal balance of the impaired lease is in doubt, all cash receipts on impaired leases are applied to reduce the principal amount of such leases until the principal has been recovered and are recognized as interest income thereafter. Impairment losses are charged against the allowance and increases in the allowance are charged to bad debt expense. Leases are written off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote. I.D. Systems resumes accrual of interest income when it is probable that I.D. Systems will collect the remaining principal and interest of an impaired lease. Leases become past due based on how recently payments have been received.

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in I.D. Systems’ products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $119,000 at December 31, 2018, and $159,000 at September 30, 2019.

Inventories consist of the following:

	December 31, 2018	September 30, 2019
		(Unaudited)
Components	$2,218,000	$1,518,000
Finished goods	2,431,000	8,243,000

	$4,649,000	$9,761,000

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2018	September 30, 2019
		(Unaudited)
Equipment	$1,114,000	$1,236,000
Computer software and web application development	5,633,000	5,636,000
Computer hardware	2,664,000	2,578,000
Furniture and fixtures	466,000	505,000
Automobiles	60,000	60,000
Leasehold improvements	181,000	238,000

	10,118,000	10,253,000
Accumulated depreciation and amortization	(7,969,000)	(8,183,000)

	$2,149,000	$2,070,000

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2018 was $214,000 and $640,000, respectively, and for the three- and nine-month periods ended September 30, 2019 was $194,000 and $573,000, respectively. This includes amortization of costs associated with computer software and web application development for the three- and nine-month periods ended September 30, 2018 of $133,000 and $395,000, respectively, and for the three- and nine-month periods ended September 30, 2019 of $131,000 and $397,000,

I.D. Systems capitalizes in fixed assets the costs of software development and web application development. Specifically, the assets comprise an implementation and enhancements of Enterprise Resource Planning (ERP) software, enhancements to the VeriWiseTM systems, and a customer interface website (which is the primary tool used to provide data to our customers). The website employs updated web architecture and improved functionality and features, including, but not limited to, customization at the customer level, enhanced security features, custom virtual electronic geofencing of landmarks, global positioning system (GPS)-based remote mileage reporting, and richer mapping capabilities. I.D. Systems capitalized the costs incurred during the “development” and “enhancement” stages of the software and website development. Costs incurred during the “planning” and “post-implementation/operation” stages of development were expensed. I.D. Systems capitalized $5,000 and $-0- for such projects for the nine-month periods ended September 30, 2018 and 2019, respectively.

NOTE 9 - ACQUISITION

On January 30, 2019, I.D. Systems completed the CarrierWeb US Acquisition. Aggregate consideration for the CarrierWeb US Acquisition was $3,500,000, consisting of (i) closing cash payment of $2,800,000, which consisted of cash of $2,150,000 and a credit bid by I.D. Systems in the amount of the aggregate principal amount plus accrued and unpaid interest outstanding under a $650,000 debtor-in-possession loan made by I.D. Systems to CarrierWeb on January 11, 2019, and (ii) $700,000 payment in April 2019, when CarrierWeb Ireland was restored to the Register of Companies in Ireland. The CarrierWeb US Acquisition was subject to the entry of a sale order by the United States Bankruptcy Court for the Northern District of Georgia approving such acquisition. The sale order was entered on January 28, 2019. In connection with the restoration of CarrierWeb Ireland to the Register of Companies in Ireland, I.D. Systems also made certain loans to CarrierWeb Ireland in the aggregate principal amount of $300,000.

On July 30, 2019, I.D. Systems, completed the CarrierWeb Ireland Acquisition. Consideration for the CarrierWeb Ireland Acquisition included (i) $550,000 in cash paid at closing, and (ii) 126,748 shares of I.D. Systems’ common stock, less (1) 55,783 shares for the satisfaction of aggregate principal amount plus accrued and unpaid interest outstanding under $300,000 loans, less (2) 43,706 shares held back with an estimated fair value of $250,000 which is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

The assets I.D. Systems acquired in the CarrierWeb Acquisitions will be integrated into the Company’s logistics visibility solutions and products. In connection with the CarrierWeb Acquisitions, I.D. Systems offered employment to all of the former employees of CarrierWeb and CarrierWeb Ireland. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units. For the three- and nine-month periods ended September 30, 2019, I.D. Systems incurred acquisition-related expenses of approximately $(15,000) and $145,000, respectively, which are included in acquisition-related fees.

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the CarrierWeb Acquisitions. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company.

The following table summarizes the approximate preliminary purchase price allocation of CarrierWeb and CarrierWeb Ireland based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$192,000
Inventory	200,000
Other assets	26,000
Customer relationships	1,080,000
Trademark and tradename	112,000
Patents	1,121,000
Goodwill (a)	2,044,000
Net assets acquired	$4,775,000

(a)	The goodwill is fully deductible for tax purposes.

The Company will finalize the purchase price allocation as soon as all the required information is available.

The results of operations of CarrierWeb and CarrierWeb Ireland have been included in the condensed consolidated statement of operations as of the effective date of acquisitions. For the three- and nine-month periods ended September 30, 2019, the CarrierWeb and CarrierWeb Ireland acquisitions contributed approximately $1,111,000 and $3,087,000, respectively, to I.D. Systems’ revenues. Operating income contributed by the CarrierWeb and CarrierWeb Ireland acquisitions was not separately identifiable due to Company’s integration activities and is impracticable to provide.

On July 31, 2017, I.D. Systems, together with its wholly-owned subsidiary Keytroller, acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”), pursuant to an asset purchase agreement (as amended, the “Keytroller Purchase Agreement”) by and among I.D. Systems, Keytroller, Keytroller, LLC, a Florida limited liability company (n/k/a Sparkey, LLC) (“Sparkey”) and the principals of Sparkey party thereto. Consideration for the Keytroller Acquisition included (i) $7,098,000 in cash paid at closing, (ii) 295,902 shares of I.D. Systems’ common stock issued at closing with a fair value of $2,000,000 and (iii) up to $3,000,000 of shares of I.D. Systems’ common stock as potential earn-out payments to be made on the first and second anniversaries of the closing date of the Keytroller Acquisition, computed in accordance with the terms of the Keytroller Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683,000. During the fourth quarter of 2017, I.D. Systems paid a post-closing working capital adjustment of $275,000. On September 14, 2018, I.D. Systems issued 296,000 shares of its common stock for the earn-out payment for the twelve-month period ending on the first anniversary of the closing date of the Keytroller Acquisition. On August 17, 2019, I.D. Systems issued 147,951 shares of its common stock for the earn-out payment for the twelve-month period ending on the second anniversary of the closing date of the Keytroller Acquisition.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of I.D. Systems as of December 31, 2018 and September 30, 2019:

September 30, 2019 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	9 - 10	$4,203,000	(749,000)	3.454,000
Trademark and tradename	3 - 15	1,479,000	(296,000)	1,183,000
Patents	7 - 13	2,610,000	(1,416,000)	1,194,000
Favorable contract interest	5	388,000	(210,000)	178,000
Covenant not to compete	4	208,000	(90,000)	118,000
		8,888,000	(2,761,000)	6,127,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$9,053,000	$(2,761,000)	$6,292,000

December 31, 2018	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123,000	(442,000)	2,681,000
Trademark and tradename	10 - 15	1,367,000	(178,000)	1,189,000
Patents	11	1,489,000	(1,218,000)	271,000
Favorable contract interest	5	388,000	(137,000)	251,000
Covenant not to compete	4	208,000	(60,000)	148,000
		6,575,000	(2,035,000)	4,540,000

Unamortized:
Customer list		104,000	-	104,000
Trademark and Tradename		61,000	-	61,000

		165,000	-	165,000

Total		$6,740,000	$(2,035,000)	$4,705,000

Amortization expense for the three- and nine-month periods ended September 30, 2018 was $178,000 and $534,000, respectively, and for the three- and nine-month periods ended September 30, 2019 was $253,000 and $726,000, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

October - December 2019	$257,000
2020	1,029,000
2021	853,000
2022	745,000
2023	718,000
Thereafter	2,525,000
6,127,000

The change in goodwill from January 1, 2019 to September 30, 2019 is as follows:

Balance of as January 1, 2019	$7,318,000
CarrierWeb acquisition	2,044,000
Balance as of September 30, 2019	$9,362,000

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plans

In June 2018, I.D. Systems’ stockholders approved the I.D. Systems, Inc. 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which I.D. Systems may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500,000 shares of I.D. Systems’ common stock with a vesting period of approximately four to five years. There were 58,000 shares available for future issuance under the 2018 Plan at September 30, 2019. Upon the adoption of the 2018 Plan, I.D. Systems’ 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans. In connection with the completion of the Transactions, I.D. Systems assigned to PowerFleet and PowerFleet assumed all obligations of I.D. Systems pursuant to the 2018 Plan, which was amended to, among other things, increase the number of shares available for issuance thereunder by 3,000,000 shares and to rename the plan to the PowerFleet, Inc. 2018 Incentive Plan.

The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date.

Performance Shares - Transaction-Related Awards

In connection with the Transactions, on March 13, 2019, I.D. Systems’ Board of Directors approved the grant of options to purchase 350,000 shares of I.D. Systems’ common stock to Chris Wolfe, I.D. Systems’ Chief Executive Officer, and the grant of options to purchase 150,000 shares of I.D. Systems’ common stock to Ned Mavrommatis, I.D. Systems’ Chief Financial Officer. The options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions, provided that the options will not accelerate upon the completion of the Transactions.

The following table summarizes the activity relating to I.D. Systems’ stock options for the nine-month period ended September 30, 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	1,220,000	$5.37
Granted	894,000	6.20
Exercised	(50,000)	3.54
Forfeited or expired	(4,000)	5.34

Outstanding at end of period	2,060,000	$5.77	7 years	$404,000

Exercisable at end of period	1,298,000	$5.68	7 years	$8,000

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2018	2019

Expected volatility	42.8%	24.2%
Expected life of options (in years)	4	3
Risk free interest rate	2.72%	1.41%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.46	$2.72

Expected volatility is based on historical volatility of I.D. Systems’ common stock and the expected life of options is based on historical data with respect to employee exercise periods.

I.D. Systems recorded stock-based compensation expense of $104,000 and $299,000 for the three- and nine-month periods ended September 30, 2018, respectively and $161,000 and $458,000 for the three- and nine-month periods ended September 30, 2019, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the nine-month periods ended September 30, 2018 and 2019 was $352,000 and $363,000, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2018 and 2019 was $117,000 and $112,000, respectively.

As of September 30, 2019, there was approximately $1,381,000 of unrecognized compensation cost related to non-vested options granted under I.D. Systems’ stock option plans. That cost is expected to be recognized over a weighted-average period of 2.68 years.

I.D. Systems estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Restricted Stock

I.D. Systems grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested stock at the time of grant and, upon vesting, there are no contractual restrictions on the stock. The fair value of each share is based on I.D. Systems’ closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2019 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	568,000	$6.65
Granted	255,000	5.74
Vested	(246,000)	6.52
Forfeited	(5,000)	6.91

Restricted stock, non-vested, end of period	572,000	$6.30

I.D. Systems recorded stock-based compensation expense of $465,000 and $1,396,000, respectively, for the three- and nine-month periods ended September 30, 2018 and $387,000 and $1,274,000, respectively, for the three- and nine-month periods ended September 30, 2019, in connection with restricted stock grants. As of September 30, 2019, there was $2,947,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.17 years.

NOTE 12 - STOCKHOLDERS’ EQUITY

Preferred stock

As of September 30, 2019, I.D. Systems was authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share. I.D. Systems’ Board of Directors had the authority to issue shares of preferred stock and to determine the price and terms of those shares. No shares of preferred stock of I.D. Systems are issued and outstanding (See Note 23).

Stock repurchase program

On November 3, 2010, I.D. Systems’ Board of Directors authorized the repurchase of issued and outstanding shares of I.D. Systems’ common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from I.D. Systems’ working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of I.D. Systems’ management. All shares of common stock repurchased under I.D. Systems’ share repurchase program are held as treasury stock. I.D. Systems did not purchase any shares of its common stock under the share repurchase program during the nine-month period ended September 30, 2019. As of September 30, 2019, I.D. Systems has purchased a total of approximately 310,000 shares of its common stock in open market transactions under the share repurchase program for an aggregate purchase price of approximately $1,340,000, or an average cost of $4.33 per share.

Shares Withheld or Repurchased

During the nine-month periods ended September 30, 2018 and 2019, 120,000 and 44,000 shares, respectively, of I.D. Systems’ common stock were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted shares and to pay the exercise price of stock options in the aggregate amount of $870,000 and $291,000, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on I.D. Systems’ Condensed Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2019 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2019	$(388,000)	$(47,000)	$(435,000)
Net current period change	133,000	47,000	180,000

Balance at September 30, 2019	$(255,000)	$-	$(255,000)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2018 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss

Balance at January 1, 2018	$(465,000)	$(113,000)	$(578,000)
Net current period change	107,000	16,000	123,000

Balance at September 30, 2018	$(358,000)	$(97,000)	$(455,000)

Income and expense accounts of foreign operations are translated at actual or weighted-average exchange rates during the period. Assets and liabilities of foreign operations that operate in a local currency environment are translated to U.S. dollars at the exchange rates in effect at the balance sheet date. Translation gains or losses are reported as components of accumulated other comprehensive income or loss in consolidated stockholders’ equity. Net translation gains or losses resulting from the translation of foreign currency financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature with IDS GmbH resulted in translation gains (losses) of $107,000 and $133,000 for the nine-month periods ended September 30, 2018 and 2019, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity. Effective December 1, 2015, the intercompany transactions with IDS GmbH are not considered of a long-term investment nature and the effect of the exchange rate changes subsequent to December 1, 2015 on the intercompany transactions are included selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

Gains and losses resulting from foreign currency transactions are included in determining net income or loss. Foreign currency transactions (losses) for the three- and nine-month periods ended September 30, 2018 of $(50,000) and $(146,000), respectively, and for the three- and nine-month periods ended September 30, 2019 of $(258,000) and $(288,000), respectively, are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.

NOTE 14 - NET LOSS PER SHARE OF COMMON STOCK

Net loss per share for the three- and nine-month periods ended September 30, 2018 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Basic and diluted loss per share
Net loss	$(897,000)	$(2,099,000)	$(3,003,000)	$(6,878,000)

Weighted-average shares outstanding	17,312,000	17,929,000	17,121,000	17,744,000

Basic and diluted net loss per share	$(0.05)	$(0.12)	$(0.18)	$(0.39)

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and unvested restricted stock and performance shares awards. For the three- and nine-month periods ended September 30, 2018, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 1,874,000 would have been anti-dilutive. For the three- and nine-month periods ended September 30, 2019, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, warrants and vesting of restricted stock and performance shares of 2,632,000 would have been anti-dilutive due to the net loss.

NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2018	September 30, 2019
		(Unaudited)
Accounts payable	$6,644,000	$15,513,000
Accrued warranty	422,000	337,000
Accrued compensation	870,000	488,000
Other current liabilities	91,000	245,000

	$8,027,000	$16,583,000

I.D. Systems’ products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2018 and 2019:

	Nine Months Ended September 30,
	2018	2019

Accrued warranty reserve, beginning of period	$535,000	$422,000
Accrual for product warranties issued	70,000	204,000
Product replacements and other warranty expenditures	(124,000)	(165,000)
Expiration of warranties	(90,000)	(124,000)

Accrued warranty reserve, end of period	$391,000	$337,000

NOTE 16 - LEASES

I.D. Systems determines whether an arrangement is a lease at inception. I.D. Systems has operating leases for office space and office equipment. I.D. Systems’ leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. I.D. Systems considered these options to extend in determining the lease term used to establish I.D. Systems’ right-of use assets and lease liabilities once reasonably certain of exercise. I.D. Systems’ lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent I.D. Systems’ right to use an underlying asset for the lease term and lease liabilities represent I.D. Systems’ obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when I.D. Systems is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As I.D. Systems’ leases do not provide an implicit rate, I.D. Systems uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

I.D. Systems has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$233,000	$622,000
Short term lease cost	87,000	231,000

	$320,000	$853,000

I.D. Systems has lease arrangements which are classified as short-term in nature. I.D. Systems has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, I.D. Systems will not recognize ROU assets or lease liabilities.

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Nine Months Ended September 30, 2019

Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$586,000
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,556,000

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2019

Weighted-average remaining lease term (in years)	3.7
Weighted-average discount rate	7.5%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2019 are as follows:

Year ending December 31,
October - December 2019	$240,000
2020	971,000
2021	302,000
2022	172,000
2023	177,000
Thereafter	416,000
Total lease payments	2,278,000
Less: Imputed interest	(307,000)
Present value of lease liabilities	$1,971,000

NOTE 17 - INCOME TAXES

I.D. Systems accounts for income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As of September 30, 2019, I.D. Systems had provided a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets, primarily as a result of anticipated net losses for income tax purposes.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents and investments in securities are carried at fair value. Financing receivables and capital lease obligation are carried at cost, which is not materially different than fair value. Accounts receivable, accounts payable and other liabilities approximate their fair values due to the short period to maturity of these instruments.

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the nine-month period ended September 30, 2019 and as of September 30, 2019, one customer accounted for 25% of I.D. Systems’ revenue and 20% of I.D. Systems’ accounts receivable. Two customers accounted for 23% and 21% of finance receivables as of September 30, 2019.

For the nine-month period ended September 30, 2018 and as of September 30, 2018, three customers accounted for 22%, 10% and 10% of I.D. Systems’ revenue and two customers accounted for 15% and 12% of I.D. Systems’ accounts receivable. Two customers accounted for 19% and 11% of finance receivables as of September 30, 2018.

NOTE 20 - WHOLLY OWNED FOREIGN SUBSIDIARIES

The financial statements of I.D. Systems’ wholly owned German subsidiary, IDS GmbH, and United Kingdom subsidiary, IDS Ltd, are consolidated with the financial statements of I.D. Systems, Inc.

The net revenue and net loss for IDS GmbH included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net revenue	$423,000	$957,000	$945,000	$2,178,000

Net loss	(17,000)	(231,000)	(247,000)	(162,000)

Total assets of IDS GmbH were $1,430,000 and $2,172,000 as of December 31, 2018 and September 30, 2019, respectively. IDS GmbH operates in a local currency environment using the Euro as its functional currency.

The net revenue and net loss for IDS Ltd included in the Condensed Consolidated Statement of Operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Net revenue	$23,000	$47,000	$155,000	$276,000

Net loss	(84,000)	(83,000)	(214,000)	(54,000)

Total assets of IDS Ltd were $1,054,000 and $1,076,000 as of December 31, 2018 and September 30, 2019, respectively. IDS Ltd operates in a local currency environment using the British Pound as its functional currency.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, I.D. Systems is not currently subject to any material commitments.

Severance agreements

I.D. Systems has entered into severance agreements with two executive officers. The severance agreement for Ned Mavrommatis, I.D. Systems’ Chief Financial Officer, provides Mr. Mavrommatis with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if I.D. Systems terminates the executive without cause or the executive resigns for good reason within six months following a change in control event. The severance agreement for Chris Wolfe, I.D. Systems’ Chief Executive Officer, provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if I.D. Systems terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if I.D. Systems terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event. As a condition to I.D. Systems’ obligations under the severance agreements, each executive has executed and delivered to I.D. Systems a restrictive covenants agreement.

Under the terms of the severance agreement with Mr. Mavrommatis, Mr. Mavrommatis is entitled to the following: (i) a cash payment at the rate of the executive’s annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months, (ii) a waiver of any remaining portion of the executive’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that the executive timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, and (iii) partial accelerated vesting of the executive’s previously granted stock options and restricted stock awards. Under the terms of the severance agreement with Mr. Wolfe, Mr. Wolfe is entitled to the following: (i) a cash payment either (A) in the event of a Trigger Event, at the rate of his annual base salary, or (B) in the event of a Change in Control Trigger Event, at twice the rate of his annual base salary, in each case as in effect immediately prior to the Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the twelve-month severance period, provided that he timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment, (iii) partial accelerated vesting of Mr. Wolfe’s previous granted stock options and restricted stock awards, and (iv) in the event of a Change in Control Trigger Event, a pro-rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined Company objectives used to determine the Company’s performance. In connection with the completion of the Transactions, on October 3, 2019, I.D. Systems assigned to the Company all of its rights and obligations under the severance agreements with each of Mr. Wolfe and Mr. Mavrommatis.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In August 2018, the Securities and Exchange Commission (the “SEC”) issued a final rule that amends certain of the SEC’s disclosure requirements, including requirements relating to disclosures about changes in stockholders’ equity. For Quarterly Reports on Form 10-Q, the final rule extends to interim periods the annual requirement in Rule 3-04 of Regulation S-X, to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 of Regulation S-X permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. SEC staff has indicated it would not object if a registrant’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, I.D. Systems conformed to this rule in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting”. This guidance aligns the accounting for share-based payment transactions with non-employees to accounting for share-based payment transactions with employees. Companies are required to record a cumulative-effect adjustment (net of tax) to retained earnings as of the beginning of the fiscal year of the adoption. Upon transition, non-employee awards are required to be measured at fair value as of the adoption date. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on I.D. Systems’ financial results.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”. The objective of the ASU is to allow a reclassification from accumulated comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. This ASU was effective for interim and annual reporting periods beginning after December 15, 2018. The adoption of this guidance did not have a material impact on I.D. Systems’ financial results.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2020. Early adoption is permitted. The adoption of this guidance did not have a material impact on I.D. Systems’ financial results.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842; refer to “Note 16 - Leases” for more information.

NOTE 23 – SUBSEQUENT EVENTS

On October 3, 2019 (the “Closing Date”), in connection with the completion of the Transactions and pursuant to the terms of the Investment Agreement, I.D. Systems reorganized into a new holding company structure by merging I.D. Systems Merger Sub with and into I.D. Systems (the “I.D. Systems Merger”), with I.D. Systems surviving as a direct, wholly-owned subsidiary of PowerFleet. Also on October 3, 2019, pursuant to the terms of the Merger Agreement, Pointer Merger Sub merged with and into Pointer (the “Pointer Merger”), with Pointer surviving as a direct, wholly-owned subsidiary of Pointer Holdco and an indirect, wholly-owned subsidiary of PowerFleet. As a result of the Transactions, I.D. Systems and Pointer Holdco each became direct, wholly-owned subsidiaries of PowerFleet and Pointer became an indirect, wholly-owned subsidiary of PowerFleet. In addition, as a result of the Transactions, PowerFleet became a publicly traded corporation and former I.D. Systems stockholders and former Pointer shareholders received common stock of PowerFleet. I.D. Systems common stock ceased trading on the Nasdaq Global Market and Pointer ordinary shares ceased trading on the Nasdaq Capital Market and the Tel Aviv Stock Exchange (“TASE”), following the close of trading on October 2, 2019 and at the effectiveness of the Pointer Merger on October 3, 2019, respectively, and PowerFleet common stock commenced trading on the Nasdaq Global Market on October 3, 2019 and on the TASE on October 6, 2019, in each case under the symbol “PWFL”.

At the effective time of the I.D. Systems Merger (the “I.D. Systems Merger Effective Time”), each share of I.D. Systems common stock outstanding immediately prior to such time (other than any I.D. Systems common stock owned by I.D. Systems immediately prior to the I.D. Systems Merger Effective Time) was converted automatically into the right to receive one share of PowerFleet common stock. At the effective time of the Pointer Merger (the “Pointer Merger Effective Time”), each Pointer ordinary share outstanding immediately prior to such time (other than Pointer ordinary shares owned, directly or indirectly, by I.D. Systems, PowerFleet or any of their subsidiaries or Pointer or any of its wholly-owned subsidiaries immediately prior to the Pointer Merger Effective Time) was cancelled in exchange for $8.50 in cash, without interest (the “Cash Consideration”), and 1.272 shares of PowerFleet common stock (the “Stock Consideration,” and together with the Cash Consideration, the “Pointer Merger Consideration”).

I.D. Systems stock options and restricted stock awards that were outstanding immediately prior to the I.D. Systems Merger Effective Time were converted automatically into equivalent PowerFleet awards on the same terms and conditions applicable to such I.D. Systems stock options and restricted stock awards prior to the I.D. Systems Merger Effective Time.

At the Pointer Merger Effective Time, each award of options to purchase Pointer ordinary shares that was outstanding and unvested immediately prior to such time was cancelled and substituted with options to purchase shares of PowerFleet common stock under the 2018 Plan on the same material terms and conditions as were applicable to the corresponding option immediately prior to the Pointer Merger Effective Time, except that (i) the number of shares of PowerFleet common stock underlying such substituted option is equal to the product of (A) the number of Pointer ordinary shares underlying such option immediately prior to the Pointer Merger Effective Time multiplied by (B) 2.544, with any fractional shares rounded down to the nearest whole number of shares of PowerFleet common stock, and (ii) the per-share exercise price is equal to the quotient obtained by dividing (A) the exercise price per Pointer ordinary share subject to such option immediately prior to the Pointer Merger Effective Time by (B) 2.544 (rounded up to the nearest whole cent).

At the Pointer Merger Effective Time, each award of options to purchase Pointer ordinary shares that was outstanding and vested immediately prior to such time was cancelled in exchange for the right to receive the product of (i) the excess, if any, of (A) the Pointer Merger Consideration (allocated between the Cash Consideration and the Stock Consideration in the same proportion as for holders of Pointer ordinary shares), over (B) the exercise price per Pointer ordinary share subject to such option, multiplied by (ii) the total number of Pointer ordinary shares underlying such option. If the exercise price of a vested option was equal to or greater than the consideration payable in respect of a vested option, such option was cancelled without payment.

At the Pointer Merger Effective Time, each award of restricted stock units of Pointer (a “Pointer RSU”) that was outstanding and vested immediately prior to such time was cancelled in exchange for the right to receive the Pointer Merger Consideration (allocated between the Cash Consideration and the Stock Consideration in the same proportion as for holders of Pointer ordinary shares). Each Pointer RSU that was outstanding and unvested immediately prior to such time was cancelled and substituted with restricted stock units under the 2018 Plan representing the right to receive, on the same material terms and conditions as were applicable under such Pointer RSU immediately prior to the Pointer Merger Effective Time, that number of shares of PowerFleet common stock equal to the product of (i) the number of Pointer ordinary shares underlying such Pointer RSU immediately prior to the Pointer Merger Effective Time multiplied by (ii) 2.544, with any fractional shares rounded down to the nearest lower whole number of shares of PowerFleet common stock.

The Cash Consideration was financed using (i) net proceeds of the issuance and sale by PowerFleet of 50,000 shares of PowerFleet’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors for an aggregate purchase price of $50,000,000 pursuant to the terms of the Investment Agreement, and (ii) term loan borrowings by Pointer Holdco on the Closing Date of $30,000,000 under a credit agreement, dated August 19, 2019 (the “Credit Agreement”), with Bank Hapoalim B.M., pursuant to which Bank Hapoalim B.M. agreed to provide Pointer Holdco with two senior secured term loan facilities in an aggregate principal amount of $30,000,000 (comprised of two facilities in the aggregate principal amount of $20,000,000 and $10,000,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000,000.

Pointer is a provider of telematics and mobile IoT solutions to the automotive, insurance and logistics (cargo, assets and containers) industries. Pointer’s cloud-based software-as-a-service (SaaS) platform extracts and captures data from an organization’s mobility points, including drivers, routes, points-of-interest, logistics network, vehicles, trailers, containers and cargo. The Transactions are expected to provide the Company with operational synergies and access to a broader base of customers.

The Transactions will be accounted for as a business combination and I.D. Systems has been determined to be the accounting acquirer in the Transactions.

In addition, on October 3, 2019, PowerFleet, I.D. Systems, I.D. Systems Merger Sub and the Investors entered into Amendment No. 3 to the Investment Agreement (the “Investment Agreement Third Amendment”), pursuant to which PowerFleet agreed to issue and sell to the Investors in a private placement convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) at the closing of the Transactions. The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock (at the original issuance price thereof) upon receipt of the approval by PowerFleet’s stockholders in accordance with Nasdaq rules. The Notes will bear interest at 10% per annum, will mature on the third business day before the first anniversary of their issuance date (unless earlier converted) and may be prepaid in full subject to a prepayment premium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 3, 2019, pursuant to the transactions (the “Transactions”) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), PowerFleet, Inc., a Delaware corporation and a wholly-owned subsidiary of I.D. Systems prior to the Transactions (“PowerFleet” or the “Company”), Pointer Telocation Ltd., a public company limited by shares formed under the laws of the State of Israel (“Pointer”), Powerfleet Israel Holding Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet (“Pointer Holdco”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of Pointer Holdco prior to the Transactions (“Pointer Merger Sub”), and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, PowerFleet, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of PowerFleet prior to the Transactions (“I.D. Systems Merger Sub”), and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), I.D. Systems reorganized into a new holding company structure by merging I.D. Systems Merger Sub with and into I.D. Systems, with I.D. Systems surviving as a direct, wholly-owned subsidiary of PowerFleet, and Pointer Merger Sub merged with and into Pointer (the “Pointer Merger”), with Pointer surviving as a direct, wholly owned subsidiary of Pointer Holdco and an indirect, wholly-owned subsidiary of PowerFleet. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the consolidated financial statements only include the financial results for I.D. Systems as of and for the three- and nine-month periods ended September 30, 2019. See Note 23 to the consolidated financial statements for additional information regarding the Transactions.

The following discussion and analysis of the consolidated financial condition and results of operations of I.D. Systems, Inc. and its subsidiaries (“I.D. Systems”, “we”, “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1, of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

Cautionary Note Regarding Forward-Looking Statements

This report contains various forward-looking statements made pursuant to the safe harbor provisions under the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. When used in this report, the words “believe”, “expect”, “estimate”, “project”, “predict”, “forecast”, “plan”, “anticipate”, “target”, “outlook”, “envision”, “intend”, “seek”, “may”, “will”, or “should”, and similar expressions or words, or the negatives of those words, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof, and should be aware that the Company’s actual results could differ materially from those described in the forward-looking statements due to a number of factors, including, without limitation, business conditions and growth in the wireless tracking industries, general economic conditions, lower than expected customer orders or variations in customer order patterns, competitive factors including increased competition, changes in product and service mix, resource constraints encountered in developing new products, the ability to recognize the anticipated benefits of the Transactions and other factors described under “Risk Factors” set forth in I.D. Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and other filings of the Company and I.D. Systems with the Securities and Exchange Commission (the “SEC”). Any forward-looking statements should be considered in light of these factors. Unless otherwise required by law, the Company undertakes no obligation, and expressly disclaims any obligation, to update or publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, or otherwise.

The Company makes available through its Internet website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by the Company with the SEC, as soon as practicable after the Company electronically files such reports and filings with the SEC. The Company’s website address is www.powerfleet.com. The information contained in the Company’s website is not incorporated by reference into this report.

Overview

We develop, market and sell wireless machine-to-machine (“M2M”) solutions for managing and securing high-value enterprise assets. These assets include industrial vehicles such as forklifts and airport ground support equipment, rental vehicles, and transportation assets such as trucks, semi-tractors, dry van trailers, refrigerated trailers, railcars and containers. Our patented systems utilize radio frequency identification (RFID), Wi-Fi, Bluetooth, satellite or cellular communications, and sensor technology and software to address the needs of organizations to control, track, monitor and analyze their assets. Our solutions enable customers to achieve tangible economic benefits by making timely, informed decisions that increase the safety, security, revenue, productivity and efficiency of their operations.

On January 30, 2019, we completed the acquisition (the “CarrierWeb US Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. On July 30, 2019, we completed the acquisition (the “CarrierWeb Ireland Acquisition” and together with the CarrierWeb US Acquisition, the “CarrierWeb Acquisitions”) of substantially all of the assets of CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, from e*freightrac Holding B.V., the owner of the outstanding equity of CarrierWeb Ireland. The assets we acquired in the CarrierWeb Acquisitions will be integrated into the Company’s logistics visibility solutions and products. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units.

On July 31, 2017, we, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”). The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

We have focused our business activities on three primary business solutions: (i) Industrial Truck Management Solutions (“PowerFleet for Industrial”), (ii) Logistics Visibility (LV) Solutions (“PowerFleet for Logistics”) (formerly “Transportation Asset Management”), and (iii) Connected Vehicle Solutions (“PowerFleet for Vehicles”). Our solutions for industrial truck management allow our customers to reduce operating risks and improve operating efficiency including monitoring for unsafe activity, identifying facility equipment and goods damage, lowering operational costs and capital expenditures and ensuring compliance with certain safety regulations by accurately and reliably measuring and controlling fleet activity. This solution also enhances security at industrial facilities and areas of critical infrastructure, such as airports, by controlling access to, and restricting the use of, vehicles and equipment. Our solutions for logistics visibility allow our customers to increase revenue per asset deployed, optimize fleet size, and improve the monitoring and control of sensitive cargo. Our solutions for connected vehicles include unique Internet-of-Things (“IoT”) projects similar to projects we have delivered to Avis Budget Group, Inc. (“Avis”). These engineering programs help our customers transform their operations. For Avis, our rental fleet management platform assists in generating higher revenue by more accurately tracking vehicle data, such as fuel consumption and odometer readings, and improving customer service by expediting the rental and return processes. In addition, our wireless solution for “car sharing” enables rental car companies to establish a network of vehicles positioned strategically around cities or on corporate campuses, control vehicles remotely with secure lock and unlock capability, manage member reservations by smart phone or Internet, and charge members for vehicle use by the hour.

To provide an even deeper layer of insights into asset operations, we have developed a cloud-based software application called I.D. Systems Analytics (“Analytics”), which is designed to provide a single, integrated view of asset activity across multiple locations, that provides enterprise-wide benchmarks and peer-industry comparisons for key performance indicators (“KPIs”) relating to the performance of managed assets. Analytics enables values for the KPIs to be calculated and used to identify cost benefit measurements which translate the KPI values into monetized metrics. On top of our Analytics and software-as-a-service platforms, we launched “Lucy” a deep learning, voice integrated virtual assistant. We expect that our growing database of operational data from monitored assets and operational workflows coupled with Lucy’s contextual learnings will allow us to create industry benchmarks that can be used to tell our customers how they are performing compared to their peers. We look for Analytics, as well as the data contained therein, to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

We sell our solutions to both executive, division and site-level management within the enterprise. We also utilize channel partners such as independent dealers and Original Equipment Manufacturers (OEMs) who may opt for us to white label our product. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail and wholesale distribution, transportation, aviation, aerospace and defense, homeland security and vehicle rental.

Our Solutions

We design and implement wireless IoT and M2M asset management solutions that deliver both site-level and enterprise-level return on investment for our customers. Our solutions can be targeted to either campus-based assets or “over-the-road” assets.

Industrial Truck Management Solutions (“PowerFleet for Industrial”)

Our asset management solutions for campus-type and wide area-based assets incorporate wireless devices that provide on-board control, location tracking and data processing for enterprise assets, to provide real-time visibility of, and two-way communications with, such assets. These systems provide technological advantages that differentiate them from systems used for inventory, warehouse management and logistics tracking. For example, while inventory tracking systems rely on constant, continuous wireless connectivity to perform core functions, our systems require only periodic wireless communications and, our on-asset devices are designed to perform their core functions autonomously. Our enterprise-class software Analytics and Lucy can run in the cloud or behind our customer’s firewall.

Our campus-based asset management system consists of four principal elements:

●	miniature wireless programmable computers attached to assets; these wireless devices may communicate via Wi-Fi, Bluetooth, via the company’s proprietary IRF protocol, or via cellular link;

●	optional, IRF-based, fixed-position communication infrastructure consisting of network devices with two-way wireless communication capabilities and, optional IRF-based location-emitting beacons for enhanced indoor location calculation;

●	application-specific middleware servers, which are typically hosted in our data center, but may also be hosted on the customers’ local area network (LAN) or enterprise wide area network (WAN); and

●	proprietary end-user software, which is a user-friendly web application that provides visibility and control of the system database, and which is hosted at the same data center as the middleware. As stated above, our enterprise software is flexible enough to run thousands of customers, sites or assets in either a customer hosted or in the cloud configuration.

Each of these system elements can process and store information independently to create a unique, patented system of “distributed intelligence,” which mitigates the risk that a single point of failure could compromise system integrity or data and asset security. Our on-asset hardware stores and processes information locally so that it can autonomously and automatically control the asset and monitor asset activity regardless of the status or availability of other system components. Our on-asset hardware performs its functions even when outside the wireless range of any other system component or if the middleware is unavailable.

Our optional IRF infrastructure devices also independently process data and execute programmable application logic, in addition to linking monitored mobile asset data automatically to our system’s middleware. The link to the system’s middleware may leverage secure cellular communication, thereby permitting remotely-hosted server software without access to local IT infrastructure.

Our cellular “Hotspot” option allows our products to be outfitted on assets that go beyond campus boundaries such as aviation and construction equipment.

Our middleware applications populate the system’s database and is designed to mitigate the effects of any computer outages that could affect real-time availability of the database.

Finally, our client software interfaces only with the database, not directly with our communication infrastructure or on-asset hardware, which restricts access to, and limits corruption of, system information and minimizes network bandwidth usage.

Our solutions for industrial truck management allow fleet operators to reduce operating costs and capital expenditures, comply with certain safety regulations and enhance security.

To help improve fleet safety and security, our solutions provide vehicle operator access control to ensure that only trained and authorized personnel are able to use material handling equipment, and impact sensing to assign responsibility for abusive driving.

Our solutions also provide: contactless operator identification; automatic wireless data communications; motion/idle detection, electronic vehicle inspection checklists for paperless compliance with governmental safety regulations; automatic reporting of emerging vehicle safety issues; automatic on-vehicle intervention, such as disabling equipment, in response to user-definable safety and security parameters; and remote vehicle deactivation capabilities, allowing a vehicle to be shut down manually or automatically under user-defined conditions.

In addition, our solutions are compatible with a wide range of electronic driver identification technologies and provide indoor and outdoor vehicle/operator visibility through a combination of global positioning system (GPS) and RFID technologies, and geo-fencing to restrict vehicles from operating in prohibited areas or issue alerts upon unauthorized entry to such areas. Our solutions also support optional sensing elements to provide additional vehicle utilization data, including load detection data, battery data and activity meter data.

To analyze and benchmark vehicle utilization and operator productivity, our solutions automatically record a wide range of activity and enable detailed performance comparisons to help management make informed decisions about vehicle and manpower allocations. This can lead to operating cost savings through fleet and personnel reductions as well as increases in productivity. Our solutions also provide real-time and historical visibility of vehicle movements and other advanced asset management options.

To help reduce fleet maintenance costs, our solutions can automate and enforce preventative maintenance scheduling by:

●	wirelessly uploading usage data from each vehicle;

●	defining various intervals and criteria for performing preventative maintenance;

●	automatically prioritizing maintenance events based on weighted, user-defined variables;

●	reporting in advance on vehicles with impending preventative maintenance events coming due;

●	automatically sending reminders to individual vehicles or operators via the system’s text messaging module; and

●	enabling remote lock-out of vehicles overdue for maintenance.

Our solutions also enable maintenance personnel to locate and retrieve vehicles due for service via the system’s optional graphical viewer software and can provide automatic data feeds to our customers’ existing enterprise maintenance software systems.

A specialized application of our solution in the industrial fleet management and security market is vehicle security, particularly at airports, seaports and other areas of critical infrastructure. The airport market-specific version of our system is called AvRamp®, referencing the aviation industry and the ramp area at airports in which aircraft servicing equipment operates. To date, the most significant commercial deployment of the AvRamp system has been on fleets of aircraft ground support equipment at Newark Liberty International Airport for United Airlines and Chicago O’Hare International Airport and Dallas-Fort Worth International Airport for AMR Corporation (American Airlines and American Eagle Airlines).

Logistics Visibility Solutions (“PowerFleet for Logistics”)

Our mobile systems for managing remote, “over-the-road” assets are provided by our Asset Intelligence subsidiary. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. By leveraging a combination of cellular and satellite communications and web-based data management technologies, the Logistics Visibility (LV) product family provides shippers and carriers with tools to better manage their tractors, drivers, trucks, refrigerated (Reefer) trailers, dry van trailers, chassis and container fleets. Our LV solutions enable quick access to actionable intelligence that results in better utilization, control, and security of our customers’ freight-carrying assets.

Our LV solutions consist of five principal elements:

●	cellular or satellite communicators and Bluetooth attached to assets;

●	GPS receivers that provide latitude/longitude location fixes that are transmitted based on logic resident in the communicator;

●	proprietary browser-based graphical user interface that provides visibility and two-way control of the system database (the data can also be transmitted to the customer via XML or web services data feed);

●	patented power management intelligence to ensure reliable system performance in a power-starved environment; and

●	several sensor types, including cargo, motion, light, and tire inflation, that provide additional status information for the remote asset.

To increase asset utilization, our LV solutions can improve overall operating efficiency, increase revenue miles and reduce the number of assets needed by:

●	full two-way integrated workflow of control assignments and work changes to the truck tractor and driver;

●	Electronic Driver Logging (ELD) and inspection reports for regulatory compliance

●	monitoring asset pool size based on user-defined requirements;

●	generating dormancy reports to flag under-utilized assets;

●	alerting the driver to the location of the closest empty asset, resulting in a more rapid pick-up; and

●	providing trailer detention alerts when an asset has exceeded the time allotted for unloading.

To better control remote assets, our LV solutions provides:

●	change in cargo status of an asset via our patented full-length cargo sensor;

●	geo-fencing that alerts the customer when an asset is approaching or leaving its destination; and

●	on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

To help improve asset and cargo security, our LV solutions offers the following capabilities:

●	asset lockdown, which automatically sends an e-mail or text message to the customer when movement is detected outside of user-defined time periods;

●	emergency track functionality that can be enabled to track an asset at more frequent intervals if a theft condition is expected;

●	geo-fencing, which can alert our customer when an asset enters a prohibited geography or location; and

●	near real-time sensors that can alert based on upon changes to shock (vibe) sound, light, barometric pressure, temperature and humidity.

Connected Vehicle Solutions (“PowerFleet for Vehicles”)

In our connected vehicle solutions, we engage customers on unique IoT, M2M challenges that enable them to have considerable competitive advantage or to improve revenue or decrease their costs of operations.

For traditional rental fleet management, our system is designed both to enhance the consumer’s rental experience and benefit the rental company by providing information that can be used to increase revenues, reduce costs and improve customer service. Our rental fleet management system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

Our solution for “car sharing” permits a rental car company to remotely control, track and monitor their rental vehicles wherever they are parked. Whether for traditional ‘pod-based’ rental or for the emerging rent-anywhere model, the system also (i) manages member reservations by smart phone or Internet, and (ii) charges members for vehicle use by the hour. The entire process - from remotely controlling the car door locks to tracking car mileage and fuel consumption to billing for the transaction - is automatically conducted by an integration of wireless vehicle management technology and the rental company’s fleet management software.

Analytics, Image Deep Learning and Lucy

Our analytics platforms for both industrial trucks and logistics assets provide our customers with a holistic view of their asset activity across an enterprise supply chain. Our image deep learning system allows us to process images from FreightCAM and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage. Lucy, our deep learning voice integrated virtual analyst can help make the data and alerts actionable and can assist our customers by giving them a tireless virtual assistant.

These cloud-based software applications provide a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. Our analytics platforms can enable management to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, our analytics platforms allow users to:

●	Quantify best-practice enterprise benchmarks for industrial asset utilization and safety;

●	Reveal variations and inefficiencies in asset activity across both sites and geographic regions;

●	Identify opportunities to eliminate or reallocate assets, with full enterprise awareness, to reduce capital and operating costs;

●	Help balance asset mix and inform acquisition decisions;

●	Uncover activity trends over time to forecast asset requirements;

●	Enable performance comparisons to broad, industry-specific benchmarks; and

●	Keeps track of actions and follow up items and communicates to appropriate persons to address problems or to escalate issues.

We look for analytics, image deep learning and Lucy and the data contained therein to make a growing contribution to revenue, further differentiate and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve, although there can be no assurance if and to what extent analytics will do so.

Risks to Our Business

During the nine-month period ended September 30, 2019, we generated revenues of $46.8 million, and Avis accounted for 25% of our revenues. During the nine-month period ended September 30, 2018, we generated revenues of $41.6 million, and Avis, Wal-Mart Stores, Inc. and Toyota Industries Corporation accounted for 22%, 10% and 10% of our revenues, respectively.

We are highly dependent upon sales of our system to a few customers. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods. Some of these key customers, as well as other customers of the Company, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

We expect that many customers who utilize our solutions will do so as part of a large-scale deployment of these solutions across multiple or all divisions of their organizations. A customer’s decision to deploy our solutions throughout its organization will involve a significant commitment of its resources. Accordingly, initial implementations may precede any decision to deploy our solutions enterprise-wide. Throughout this sales cycle, we may spend considerable time and expense educating and providing information to prospective customers about the benefits of our solutions, and there can be no assurance that our solutions will be deployed on a wider scale by the customer.

The timing of the deployment of our solutions may vary widely and will depend on the specific deployment plan of each customer, the complexity of the customer’s organization and the difficulty of such deployment. Customers with substantial or complex organizations may deploy our solutions in large increments on a periodic basis. Accordingly, we may receive purchase orders for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or size of these sales and deployment cycles. Long sales cycles, as well as our expectation that customers will tend to place large orders sporadically with short lead times, may cause our revenue and results of operations to vary significantly and unexpectedly from quarter to quarter. These variations could materially and adversely affect the market price of our common stock.

Our ability to increase our revenues and generate net income will depend on a number of factors, including, for example, our ability to:

●	increase sales of products and services to our existing customers;

●	convert our initial programs into larger or enterprise-wide purchases by our customers;

●	increase market acceptance and penetration of our products; and

●	develop and commercialize new products and technologies.

As of September 30, 2019, we had cash (including restricted cash) and cash equivalents of $5.9 million and working capital of $11.6 million. The Company’s primary sources of cash are cash flows from operating activities and the Company’s holdings of cash and cash equivalents from the sale of common stock. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which the Company is subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in I.D. Systems’ Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

For the three-month period ended September 30, 2019, there were no significant changes to I.D. Systems’ critical accounting policies as identified in its Annual Report on Form 10-K for the year ended December 31, 2018, except, as noted in Note 22 of the Notes to our Unaudited Condensed Consolidated Financial Statements, we adopted the new leasing accounting standard ASU No. 2016-02, “Leases” (Topic 842), which became effective on January 1, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Revenue:
Products	67.6%	65.5%	71.5%	61.9%
Services	32.4	34.5	28.5	38.1

	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of products	39.5	42.8	44.6	39.6
Cost of services	9.7	12.0	8.1	13.9

Total gross profit	50.8	45.2	47.3	46.5

Operating expenses:
Selling, general and administrative expenses	43.9	37.4	41.4	39.4
Research and development expenses	12.7	10.8	12.0	11.8
Acquisition-related expenses	0.4	9.5	0.9	10.0
	57.0	57.7	54.3	61.2

Loss from operations	(6.2)	(12.5)	(7.0)	(14.7)
Interest income	0.5	0.2	0.5	0.2
Interest expense	(0.3)	(0.1)	(0.4)	(0.1)
Other expense	(0.8)	-	(0.4)	(0.1)

Net loss	(6.8)%	(12.4)%	(7.3)%	(14.7)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2019

The following table sets forth our revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2018	2019
Product revenue:
Industrial truck management	$6,172,000	$5,743,000
Logistics visibility	1,410,000	2,334,000
Connected vehicles	1,462,000	2,985,000
	9,044,000	11,062,000

Services revenue:
Industrial truck management	2,027,000	2,007,000
Logistics visibility	1,915,000	2,297,000
Connected vehicles	399,000	1,518,000
	4,341,000	5,822,000

	$13,385,000	$16,884,000

REVENUES. Revenues increased by approximately $3.5 million, or 26.1%, to $16.9 million in the three months ended September 30, 2019 from $13.4 million in the same period in 2018. The increase in revenue is principally attributable to an increase in total connected vehicles revenue of approximately $2.6 million to $4.5 million in 2019 from $1.9 million in 2018 and an increase in total logistics visibility revenue of approximately $1.3 million to $4.6 million in 2019 from $3.3 million in 2018.

Revenues from products increased by approximately $2.0 million, or 22.3%, to $11.1 million in the three months ended September 30, 2019 from $9.0 million in the same period in 2018 principally from an increase in connected vehicles product revenue of approximately $1.5 million to $3.0 in 2019 from $1.5 in 2018 principally due to unit deliveries in 2019 under SOW#5 with ABCR and an increase in logistics visibility product revenue of approximately $0.9 million to $2.3 million in 2019 from $1.4 million in 2018 principally due to increased product sales from the CarrierWeb Acquisitions.

Revenues from services increased by approximately $1.5 million, or 34.1%, to $5.8 million in the three months ended September 30, 2019 from $4.3 million in the same period in 2018 principally from an increase in connected vehicles service revenue of approximately $1.1 million to $1.5 million in 2019 from $0.4 million in 2018 principally due to SOW#5 non-recurring engineering services with ABCR and an increase in logistics visibility service revenue of approximately $0.4 million to $2.3 million in 2019 from $1.9 million in 2018 principally due to increased service revenue from the CarrierWeb Acquisitions.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Three Months Ended September 30,
	2018	2019
Cost of products:
Industrial truck management	$2,957,000	$3,326,000
Logistics visibility	1,149,000	1,786,000
Connected vehicles	1,181,000	2,115,000
	5,287,000	7,227,000

Cost of services:
Industrial truck management	639,000	558,000
Logistics visibility	493,000	676,000
Connected vehicles	169,000	793,000
	1,301,000	2,027,000

	$6,588,000	$9,254,000

COST OF REVENUES. Cost of revenues increased by approximately $2.7 million, or 40.5%, to $9.3 million in the three months ended September 30, 2019 from $6.6 million for the same period in 2018. Gross profit was $7.6 million in three months ended September 30, 2019 compared to $6.8 million for the same period in 2018. As a percentage of revenues, gross profit decreased to 45.2% in 2019 from 50.8% in 2018.

Cost of products increased by approximately $1.9 million, or 36.7%, to $7.2 million in the three months ended September 30, 2019 from $5.3 million in the same period in 2018. Gross profit for products of $3.8 million in 2019 remained generally consistent with the gross for products in 2018. The connected vehicles gross profit increased to $0.9 million in 2019 from $0.3 million in 2018 and the logistics visibility gross profit increased to $0.5 million from $0.3 million in 2018. The industrial truck management gross profit decreased to $2.4 million in 2019 from $3.2 million 2018. As a percentage of product revenues, gross profit decreased to 34.7% in 2019 from 41.5% in 2018. The connected vehicles product revenue gross profit percentage increased to 29.1% in 2019 from 19.2% in 2018 principally from lower hardware unit costs. The industrial truck management product revenue gross profit percentage decreased to 42.1% in 2019 from 52.1% in 2018 which was principally due to a decrease in unit pricing. The logistics visibility product revenue gross profit percentage increased to 23.5% in 2019 from 18.5% in 2018 principally from lower production expenses.

Cost of services increased by approximately $0.7 million, or 55.8%, to $2.0 million in the three months ended September 30, 2019 from $1.3 million in the same period in 2018. Gross profit for services was $3.8 million in 2019 compared to $3.0 million in 2018. The increase in the service revenue gross profit was attributable to an increase of approximately $0.5 million in the connected vehicles gross profit to $0.7 million in 2019 from $0.2 million in 2018 and an increase in the logistics visibility gross profit of approximately $0.2 million to $1.6 million in 2019 from $1.4 million in 2018. The industrial truck management gross profit of approximately $1.4 million in 2019 remained generally consistent with 2018. As a percentage of service revenues, gross profit decreased to 65.2% in 2019 from 70.0% in 2018. The industrial truck management service revenue gross profit percentage increased to 72.2% in 2019 from 68.5% in 2018 principally due to a decrease in services operating expenses. The logistics visibility service revenue gross profit percentage decreased to 70.6% in 2019 from 74.3% in 2018 principally due to an increase in communication expenses. The connected vehicles service revenue gross profit percentage decreased to 47.8% in 2019 from 57.6% in 2018 principally due to the lower margin on the SOW#5 non-recurring engineering services with ABCR.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $0.5 million, or 7.7%, to approximately $6.3 million in the three months ended September 30, 2019 compared to $5.9 million in the same period in 2018 principally due to CarrierWeb headcount related expenses and an increase in foreign currency translation expenses. As a percentage of revenues, SG&A expenses decreased to 37.4% in the three months ended September 30, 2019 from 43.9% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.1 million, or 7.5%, to approximately $1.8 million in the three months ended September 30, 2019 compared to $1.7 million in the same period in 2018 principally due to additional LV-series product development expenses. As a percentage of revenues, R&D expenses decreased to 10.8% in the three months ended September 30, 2019 from 12.7% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

ACQUISITION-RELATED FEES. Acquisition-related expenses increased by approximately $1.6 million, or 3058.8%, to approximately $1.6 million in the three months ended September 30, 2019 compared to $0.1 million in the same period in 2018 principally from expenses incurred in connection with the Transactions. As a percentage of revenues, acquisition-related expenses increased to 9.5% in the three months ended September 30, 2019 from 0.4% in the same period in 2018, primarily due to the increase in Transactions-related expenses.

NET LOSS. Net loss was $2.1 million, or $(0.12) per basic and diluted share, for the three months ended September 30, 2019 as compared to net loss of $0.9 million, or $(0.05) per basic and diluted share, for the same period in 2018. The increase in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth our revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2018	2019
Product revenue:
Industrial truck management	$16,866,000	$16,751,000
Logistics visibility	4,369,000	6,097,000
Connected vehicles	8,491,000	6,106,000
	29,726,000	28,954,000

Services revenue:
Industrial truck management	5,333,000	5,671,000
Logistics visibility	5,898,000	6,729,000
Connected vehicles	616,000	5,415,000
	11,847,000	17,815,000

	$41,573,000	$46,769,000

REVENUES. Revenues increased by approximately $5.2 million, or 12.5%, to $46.8 million in the nine months ended September 30, 2019 from $41.6 million in the same period in 2018. The increase in revenue is principally attributable to an increase in total logistics visibility revenue of approximately $2.6 million to $12.8 million in 2019 from $10.3 million in 2018 and an increase in total connected vehicles revenue of approximately $2.4 million to $11.5 million in 2019 from $9.1 million in 2018.

Revenues from products decreased by approximately $0.8 million, or 2.6%, to $29.0 million in the nine months ended September 30, 2019 from $29.7 million in the same period in 2018 principally from a decrease in connected vehicles product revenue of approximately $2.4 million to $6.1 million in 2019 from $8.5 million in 2018 principally due to the timing of unit deliveries in 2019 under SOW#5 with ABCR, partially offset by an increase in logistics visibility product revenue of approximately $1.7 million to $6.1 million in 2019 from $4.4 million in 2018 principally due to increased product sales from the CarrierWeb Acquisitions.

Revenues from services increased by approximately $6.0 million, or 50.4%, to $17.8 million in nine months ended September 30, 2019 from $11.8 million in the same period in 2018 principally from an increase in connected vehicles service revenue of approximately $4.8 million to $5.4 million in 2019 from $0.6 million in 2018 principally due to SOW#5 non-recurring engineering services with ABCR and an increase in logistics visibility service revenue of approximately $0.8 million to $6.7 million in 2019 from $5.9 million in 2018 principally due to increased service revenue from the CarrierWeb Acquisitions.

The following table sets forth our cost of revenues by product line for the periods indicated:

	Nine Months Ended September 30,
	2018	2019
Cost of products:
Industrial truck management	$8,161,000	$9,260,000
Logistics visibility	3,612,000	4,849,000
Connected vehicles	6,764,000	4,419,000
	18,537,000	18,528,000

Cost of services:
Industrial truck management	1,505,000	1,663,000
Logistics visibility solutions	1,522,000	1,941,000
Connected vehicles	335,000	2,918,000
	3,362,000	6,522,000

	$21,899,000	$25,050,000

COST OF REVENUES. Cost of revenues increased by approximately $3.2 million, or 14.4%, to $25.1 million in the nine months ended September 30, 2019 from $21.9 million for the same period in 2018. Gross profit was $21.7 million in the nine months ended September 30, 2019 compared to $19.7 million for the same period in 2018. As a percentage of revenues, gross profit decreased to 46.4% in 2019 from 47.3% in 2018.

Cost of products of $18.5 million in the nine months ended September 30, 2019 remained generally consistent with cost of products in the same period in 2018. Gross profit for products was $10.4 million in 2019 compared to $11.2 million in 2018. The decrease in the product revenue gross profit was principally attributable to a decrease in the industrial truck management gross profit of $1.2 million to $7.5 million in 2019 from $8.7 million in 2018, partially offset by an increase in the logistics visibility gross profit of approximately $0.5 million to $1.2 million in 2019 from $0.8 million in 2018. As a percentage of product revenues, gross profit decreased to 36.0% in 2019 from 37.6% in 2018. The industrial truck management product revenue gross profit percentage decreased to 44.7% in 2019 from 51.6% in 2018 which was principally due to lower unit prices. The connected vehicles product revenue gross profit percentage increased to 27.6% in 2019 from 20.3% in 2018 principally from lower hardware unit costs. The logistics visibility product revenue gross profit percentage increased to 20.5% in 2019 from 17.3% in 2018 principally from lower production expenses.

Cost of services increased by approximately $3.2 million, or 94.0%, to $6.5 million in the nine months ended September 30, 2019 from $3.4 million in the same period in 2018. Gross profit for services was $11.3 million in 2019 compared to $8.5 million in 2018. The increase in the service revenue gross profit was principally attributable to an increase of approximately $2.2 million in the connected vehicles gross profit to $2.5 million in 2019 from $0.3 million in 2018 from SOW#5 non-recurring engineering services with ABCR and an increase in the logistics visibility gross profit of approximately $0.4 million to $4.8 million in 2019 from $4.4 million in 2018. As a percentage of service revenues, gross profit decreased to 63.3% in 2019 from 71.6% in 2018. The industrial truck management service profit percentage decreased to 70.7% in 2019 from 71.8% in 2018 principally due to an increase in services operating expenses. The logistics visibility service revenue gross profit percentage decreased to 71.2% in 2019 from 74.2% in 2018 principally due to an increase in communication expenses. The connected vehicles service revenue gross profit percentage of 46.1% in 2019 remained generally consistent with the connected vehicles service revenue gross profit percentage of 45.6% in 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $1.2 million, or 6.9%, to approximately $18.4 million in the nine months ended September 30, 2019 compared to $17.2 million in the same period in 2018 principally due to CarrierWeb headcount related expenses. As a percentage of revenues, SG&A expenses decreased to 39.4% in the nine months ended September 30, 2019 from 41.4% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by approximately $0.5 million, or 10.6%, to approximately $5.5 million in the nine months ended September 30, 2019 compared to $5.0 million in the same period in 2018 principally due to additional LV-series product development expenses. As a percentage of revenues, R&D expenses decreased to 11.8% in nine months ended September 30, 2019 from 12.0% in the same period in 2018, primarily due to the increase in revenue from 2018 to 2019.

ACQUISITION-RELATED FEES. Acquisition-related expenses increased by approximately $4.3 million, or 1133.0%, to approximately $4.7 million in the nine months ended September 30, 2019 compared to $0.4 million in the same period in 2018 principally from expenses incurred in connection with the Transactions. As a percentage of revenues, acquisition-related expenses increased to 10.0% in the nine months ended September 30, 2019 from 0.9% in the same period in 2018, primarily due to the increase in Transactions-related expenses.

NET LOSS. Net loss was $6.9 million, or $(0.39) per basic and diluted share, for the nine months ended September 30, 2019 as compared to net loss of $3.0 million, or $(0.18) per basic and diluted share, for the same period in 2018. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, I.D. Systems’ capital requirements have been funded primarily from the net proceeds from the issuance of its securities, including any issuances of its common stock upon the exercise of options. As of September 30, 2019, I.D. Systems had cash (including restricted cash) and cash equivalents of $5.9 million and working capital of $11.6 million, compared to cash (including restricted cash), cash equivalents and marketable securities of $15.0 million and working capital of $15.8 million as of December 31, 2018.

On May 12, 2017, I.D. Systems filed a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on May 18, 2017. Pursuant to the shelf registration statement, I.D. Systems may offer to the public from time to time, in one or more offerings, up to $60.0 million of its common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. As a result of the Transactions, PowerFleet became a publicly traded corporation and former I.D. Systems stockholders now own common stock of PowerFleet. In connection therewith, I.D. Systems has terminated all offerings of its securities pursuant to the shelf registration statement.

On August 19, 2019, Pointer Holdco, a wholly-owned subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide Pointer Holdco with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million and $10 million) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Pointer Merger. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

On October 3, 2019, in connection with the completion of the Transactions, the Company issued and sold 50,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors for an aggregate purchase price of $50,000,000 pursuant to the terms of the Investment Agreement. The proceeds received from such sale were used to finance a portion of the cash consideration payable in the Pointer Merger.

Also, on October 3, 2019, the Company issued and sold to the Investors in a private placement convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) at the closing of the Transactions. The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock (at the original issuance price thereof) upon receipt of the approval by the Company’s stockholders in accordance with Nasdaq rules. The Notes will bear interest at 10% per annum, will mature on the third business day before the first anniversary of their issuance date (unless earlier converted) and may be prepaid in full subject to a prepayment premium. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds will be used for general corporate purposes.

Capital Requirements

As of September 30, 2019, I.D. Systems had cash (including restricted cash) and cash equivalents of $5.9 million and working capital of $11.6 million. The Company’s primary sources of cash are cash flows from operating activities and our holdings of cash and cash equivalents from the sale of common stock. To date, the Company has not generated sufficient cash flow solely from operating activities to fund its operations.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least November 14, 2020.

The Company’s capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations.

Operating Activities

Net cash used in operating activities was $4.3 million for the nine-month period ended September 30, 2019, compared to net cash used in operating activities of $0.2 million for the for the same period in 2018. The net cash used in operating activities for the nine-month period ended September 30, 2019 reflects a net loss of $6.9 million and includes non-cash charges of $1.7 million for stock-based compensation and $1.3 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivables of $4.5 million;

●	an increase in inventory of $5.1 million;

●	an increase in deferred costs of $0.3 million; and

●	an increase in accounts payable and accrued expenses of $8.3 million, primarily due to the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine-month period ended September 30, 2019, compared to net cash provided by investing activities of $6.7 million for the same period in 2018. The change from the same period in 2018 was primarily due to $4.4 million used in the acquisitions partially and a decrease in net proceeds from the sale of investment of approximately $2.4 million in 2019.

Financing Activities

Net cash used in financing activities was $0.1 million for the nine-month period ended September 30, 2019, compared to net cash used in financing activities of $0.3 million for the same period in 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2019, there have been no material changes in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of I.D. Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Inflation

Inflation has not had, nor is it expected to have, a material impact on our consolidated financial results.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 22 (entitled “RECENT ACCOUNTING PRONOUNCEMENTS”) of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the form of changes in corporate income tax rates, which risks are currently immaterial to us.

The Company has international operations, giving rise to exposure to market risks from changes in foreign exchange rates. The Company faces both translation and transaction risks related to foreign currency exchange. Our results of operations and cash flows are subject to fluctuations in the Euro and British Pound Sterling against the United States Dollar (“USD”). Our statement of operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as USD denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows. An assumed one percent adverse change in foreign currency exchange rates would result in losses of approximately $64,000 for the nine-month period ended September 30, 2019.

For the nine-month periods ended September 30, 2018 and 2019 revenues denominated in foreign currencies were approximately 2.6% and 5.2%, respectively. Cumulative foreign currency translation gains of 107,000 and $133,000 related to the Company’s German and United Kingdom subsidiaries are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheet at September 30, 2018 and 2019, respectively. The aggregate foreign currency transaction exchange rate losses included in loss before income taxes were $146,000 and $288,000 for the nine-month periods ended September 30, 2018 and 2019, respectively.

We also are subject to market risk from changes in interest rates which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

Our cash (including restricted cash) and cash equivalents consist of cash and money market funds. As of September 30, 2019, the carrying value of our cash and cash equivalents approximated fair value. We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets continue to deteriorate.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of September 30, 2019, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. As of November 13, 2019, the Company was not a party to any material legal proceedings.

Additional information on the Company’s commitments and contingencies can be found in I.D. Systems’ Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in I.D. Systems’ Annual Report on Form 10-K for the year ended December 31, 2018 and the risk factors set forth below, as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in I.D. Systems’ Annual Report on Form 10-K and the risk factors set forth below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

The Company may not realize the anticipated benefits and cost savings of the Transactions.

The success of the Transactions will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining I.D. Systems’ and Pointer’s businesses. The Company’s ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	the Company’s ability to successfully combine I.D. Systems’ and Pointer’s businesses;
●	the risk that the combined businesses will not perform as expected;
●	the extent to which the Company will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of I.D. Systems’ and Pointer’s businesses;
●	the possibility that the aggregate consideration being paid for Pointer is greater than the value the Company will derive from the Transaction;
●	the possibility that the combined company will not achieve the free cash flow that the Company has projected;
●	the reduction of cash available for operations and other uses and the incurrence of indebtedness to finance the Transactions;
●	the assumption of known and unknown liabilities of Pointer, including potential tax and employee-related liabilities; and
●	the possibility of costly litigation challenging the Transactions.

If I.D. Systems and Pointer are not able to successfully integrate their businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the Transactions may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.

Integrating I.D. Systems’ and Pointer’s businesses may be more difficult, time-consuming or costly than expected.

Prior to completion of the Transactions, I.D. Systems and Pointer operated independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of I.D. Systems and Pointer in order to realize the anticipated benefits of the Transactions so the combined business performs as expected include, among others:

●	combining the companies’ separate operational, financial, reporting and corporate functions;
●	integrating the companies’ technologies, products and services;
●	identifying and eliminating redundant and underperforming operations and assets;
●	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
●	addressing possible differences in corporate cultures and management philosophies;
●	maintaining employee morale and retaining key management and other employees;
●	attracting and recruiting prospective employees;
●	consolidating the companies’ corporate, administrative and information technology infrastructure;
●	coordinating sales, distribution and marketing efforts;
●	managing the movement of certain businesses and positions to different locations;
●	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
●	coordinating geographically dispersed organizations; and
●	effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and, consequently, the business of the combined company.

The Company is an international company and may be susceptible to a number of political, economic and geographic risks that could harm its business.

The Company is dependent on sales to customers outside the U.S. The Company’s international sales are likely to account for a significant percentage of its products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in the Company’s revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to the Company’s international operations will increase its cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against the Company, its officers, or employees, prohibitions on the conduct of the Company’s business and on its ability to offer its products and services in one or more countries, and could also materially affect the Company’s brand, international expansion efforts, ability to attract and retain employees, business, and operating results. Although the Company plans to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that the Company’s employees, contractors, or agents will not violate its policies.

Some of the risks and challenges of doing business internationally include:

●	unexpected changes in regulatory requirements;
●	fluctuations in international currency exchange rates including its impact on unhedgeable currencies and the Company’s forecast variations for hedgeable currencies;
●	imposition of tariffs and other barriers and restrictions;
●	management and operation of an enterprise spread over various countries;
●	the burden of complying with a variety of laws and regulations in various countries;
●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to the Company’s sales and other transactions, which results in additional complexity and uncertainty;
●	the conduct of unethical business practices in developing countries;
●	general economic and geopolitical conditions, including inflation and trade relationships;
●	war and acts of terrorism;
●	kidnapping and high crime rate;
●	natural disasters;
●	availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and
●	changes in export regulations.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect the Company’s business, financial condition and results of operations in the future.

Conditions and changes in the global economic environment may adversely affect the Company’s business and financial results.

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation and deflation, adverse business conditions and liquidity concerns and business insolvencies. These events and the related uncertainty about future economic conditions, including adverse conditions in Europe and Brazil, significant markets for the Company’s Cellocator segment, following the debt crisis there in 2011 and the volatility of the Euro against the U.S. Dollar, as well as continuing political instability in Brazil could negatively impact the Company’s customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect the Company’s business. Uncertainty about current global economic conditions could also cause volatility of the Company’s stock price. In addition, while there has been a certain upturn in the worldwide automotive industry, this sector is cyclical in nature and difficult to predict. These factors, among other things, could limit the Company’s ability to maintain or increase its sales or recognize revenue from committed contracts and in turn adversely affect the Company’s business, operating results and financial condition. If the current uncertainty in the general economy, the European and Brazilian economies in particular, and the automotive industries sector does not change or continue to improve, the Company’s business, financial condition and results of operations could be harmed.

In addition, South African regulation of the private security industry may adversely affect the Company’s business. The Private Security Industry Regulation Amendment Bill (the “Bill”) was approved by the National Assembly and the National Council of Provinces, and is awaiting, since March 2014, the final signature of the President of South Africa in order to go into effect. The proposed Bill includes an amendment to existing South Africa law by requiring that in order to be registered as a security service provider, a security business must have at least fifty-one percent (51%) of the ownership and control of the company exercised by South African citizens. The Bill has yet to be signed by the President of South Africa and is currently contested by both South African and international stakeholders. If the Bill becomes effective in its current form, in order to meet the new registration requirements when applying for renewal of the registration of the Company’s South African operations, the Company would be forced to sell 39% of its holdings in its South African subsidiary, which would adversely affect its South African operations.

Changes in practices of insurance companies in the markets in which the Company provides and sells its stolen vehicle retrieval services and products could adversely affect the Company’s revenues and growth potential.

The Company depends on the practices of insurance companies in the markets in which it provides its stolen vehicle retrieval, or SVR, services and sells its SVR products. In Israel, which is the Company’s main SVR market, most of the insurance companies either mandate the use of SVR services and products for certain cars, or their equivalent, as a prerequisite for providing insurance coverage to owners of certain medium and high-end vehicles, or provide insurance premium discounts to encourage vehicle owners to subscribe to services and purchase products such as the Company’s. Therefore, the Company relies on insurance companies’ continued practice of accepting vehicle location and recovery technology as a preferred security product.

If any of these policies or practices changes, for regulatory or commercial reasons, or if market prices for these services fall, revenues from sales of the Company’s SVR services and products, primarily in Israel, could decline, which could adversely affect the Company’s revenues and growth potential.

A decline in sales of consumer or commercial vehicles in the markets in which the Company operates could result in reduced demand for the Company’s products and services.

The Company’s mobile resource management, or MRM, products are primarily installed before or immediately after the initial sale of private or commercial vehicles. Consequently, a reduction in sales of new vehicles could reduce the Company’s market for MRM services and products. New vehicle sales may decline for various reasons, including an increase in new vehicle tariffs, taxes or gas prices, or an increased difficulty in obtaining credit or financing in the applicable local or global economy. A decline in sales of new vehicles in the markets in which the Company’s MRM and Cellocator segments operate could result in reduced demand for the Company’s services and products.

A reduction in vehicle theft rates may adversely impact demand for the Company’s SVR services and products.

Demand for the Company’s SVR services and products, depends primarily on prevailing or expected vehicle theft rates. Vehicle theft rates may decline as a result of various factors such as the availability of improved security systems, implementation of improved or more effective law enforcement measures, or improved economic or political conditions in markets that have high theft rates. If vehicle theft rates in some of, or entire of, the Company’s existing markets decline, or if insurance companies or the Company’s other customers believe that vehicle theft rates have declined or are expected to decline, demand for the Company’s SVR services and products may decline.

The increasing availability of handheld GPRS devices may reduce the demand for the Company’s products for small fleet management.

The increasing availability of low cost handheld GPRS devices and smartphones may result in a decrease in the demand for the Company’s products by managers of small auto fleets or providers of low level services. The availability of such devices has expanded considerably in recent years. Any such decline in demand for the Company’s products could cause a decline in the Company’s revenues and profitability.

The use of the Company’s products is subject to international regulations.

The use of the Company’s products is subject to regulatory approvals of government agencies in each of the countries in which the Company’s systems are operated by its Cellocator and MRM segments or by other operators, including the State of Israel. The Company’s operators typically must obtain authorization from each country in which the Company’s systems and products are installed. While in general, operators have not experienced problems in obtaining regulatory approvals to date, the regulatory schemes in each country are different and may change from time to time. The Company cannot guarantee that approvals, which the Company’s operators and the Company’s MRM and Cellocator segments have obtained, will remain sufficient in the view of regulatory authorities. In addition, the Company cannot assure you that third party operators of the Company’s systems and products will obtain licenses and approvals in a timely manner in all jurisdictions in which the Company wishes to sell its systems or that restrictions on the use of its systems will not be unduly burdensome.

The adoption of industry standards that do not incorporate the technology the Company uses may decrease or eliminate the demand for the Company’s services or products and could harm the Company’s results of operations.

There are no established industry standards in all of the businesses in which the Company sells its wireless communications products. For example, vehicle location devices may operate by employing various technologies, including network triangulation, GPS, satellite-based or network-based cellular or direction-finding homing systems. The development of industry standards that do not incorporate the technology the Company uses may decrease or eliminate the demand for the Company’s services or products and the Company may not be able to develop new services and products that are in compliance with such new industry standards on a cost-effective basis. If industry standards develop and such standards do not incorporate the Company’s wireless communications products and the Company is unable to effectively adapt to such new standards, such development could harm the Company’s results of operations.

Some of the Company’s employees in its subsidiaries are members of labor unions and a dispute between the Company and any such labor union could result in a labor strike that could delay or preclude altogether the Company’s ability to generate revenues in the markets where such employees are located.

Some of the Company’s employees in the Company’s subsidiaries are members of labor unions. If a labor dispute were to develop between the Company’s unionized employees and the Company, such employees could go on strike and the Company could suffer work stoppage for a significant period of time. A labor dispute can be difficult to resolve and may require the Company to seek arbitration for resolution, which can be time-consuming, distracting to management, expensive and difficult to predict. The occurrence of a labor dispute with the Company’s unionized employees could delay or preclude altogether the Company’s ability to generate revenues in the markets where such employees are located. In addition, labor disputes with unionized employees may involve substantial demands on behalf of the unionized employees, including substantial wage increases, which may not be correlated with the Company’s performance, thus impairing the Company’s financial results. Furthermore, labor laws applicable to the Company’s subsidiaries may vary and there is no assurance that any labor disputes will be resolved in the Company’s favor.

Under the current laws in jurisdictions in which the Company operates, the Company may not be able to enforce non-compete covenants and therefore may be unable to prevent the Company’s competitors from benefiting from the expertise of some of the Company’s former employees.

The Company currently has non-competition agreements with many of its employees. However, due to the difficulty of enforcing non-competition agreements globally, not all of the Company’s employees in Israel or in other foreign jurisdictions have such agreements. These agreements generally prohibit the Company’s employees, if they cease working for the Company, from directly competing with the Company or working for the Company’s competitors for a certain period of time following termination of their employment agreements. Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or its intellectual property. If the Company cannot demonstrate that harm would be caused to it, the Company may be unable to prevent its competitors from benefiting from the expertise of the Company’s former employees.

Manufacturing of products by the Company’s Cellocator segment is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect the Company’s business, financial condition or results of operations.

Many of the Company’s products are the result of complex manufacturing processes and are sometimes dependent on components with a limited source of supply. As a result, the Company can provide no assurances that supply sources will not be interrupted from time to time. Furthermore, the Company’s subcontractors or vendors may fail to obtain supply components and fail to deliver the Company’s products. As a result, a failure to deliver by the Company’s subcontractors or vendors can result in decreased revenues. Such interruption or delay of the Company’s suppliers to deliver components or interruption or delay of the Company’s vendors or subcontractors to deliver the Company’s products could affect the Company’s business, financial condition or results of operations.

Holders of the Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of the Company’s stockholders to influence the outcome of key transactions, including a change of control.

The Series A Preferred Stock represents a significant percentage of the aggregate voting power of the Company. Based on an initial conversion price of $7.319, the Investors, who are the initial holders of the Series A Preferred Stock, own approximately 18.7% of the Company on an as-converted basis as of November 12, 2019. Except as required by applicable law or as otherwise specifically set forth in the Amended and Restated Certificate of Incorporation of the Company (the “Charter”), the holders of Series A Preferred Stock will not be entitled to vote on any matter presented to the stockholders of the Company unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of the Company’s common stock as a single class on an as-converted basis unless and until such time as the holders of at least a majority of the outstanding shares of Series A Preferred Stock provide further written notice to the Company that they elect to deactivate their voting rights. In addition, the aggregate voting power of the Series A Preferred Stock may increase further in connection with the accrual of dividends at an initial minimum rate of 7.5% per annum, which may be payable, at the Company’s election, in kind through the issuance of additional shares of Series A Preferred Stock. However, to the extent voting rights of the Series A Preferred Stock have been activated, any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held by such holder that exceeds the quotient of (i) the aggregate Series A Issue Price (as defined below) for such shares of Series A Preferred Stock divided by (ii) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable). As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the Company’s stockholders.

In addition, the Series A Preferred Stock will have representation on the Company’s board of directors and will have significant control over the management and affairs of the Company. So long as shares of Series A Preferred Stock remain outstanding and represent 15% or more, on an as-converted basis, of the voting power of the Company’s common stock (irrespective of whether or not a Series A Voting Activation Notice has been delivered to the Company), the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect two directors (the “Series A Directors”) to the Company’s board of directors and any committee or subcommittee thereof (subject to the application of SEC and Nasdaq independence requirements). So long as any shares of Series A Preferred Stock remain outstanding and represent less than 15% but not less than 5%, on an as-converted basis, of the voting power of the Company’s common stock (irrespective of whether or not a Series A Voting Activation Notice has been delivered to the Company), the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect one Series A Director to the board of directors of the Company. For so long as any shares of Series A Preferred Stock remain outstanding and there are no Series A Directors on the board of directors of the Company, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to designate one non-voting observer to attend all meetings of the board of directors of the Company and committees and subcommittees thereof, although the observer may be excluded from executive sessions of any committee at the discretion of such committee.

Further, the Series A Preferred Stock will have consent rights over certain significant corporate transactions. So long as shares of Series A Preferred Stock are outstanding and convertible into shares of the Company’s common stock that represent at least 10% of the voting power of the Company’s common stock, or the Investors or their affiliates continue to hold at least 33% of the aggregate amount of Series A Preferred Stock issued to the Investors on the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), the consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock will be necessary for the Company to, among other things, (i) liquidate the Company or any operating subsidiary or effect any Deemed Liquidation Event (as defined in the Charter), except for a Deemed Liquidation Event in which the holders of Series A Preferred Stock receive an amount in cash not less than the Redemption Price (as defined below), (ii) amend the Company’s organizational documents in a manner that adversely affects the Series A Preferred Stock, (iii) issue any securities that are senior to, or equal in priority with, the Series A Preferred Stock or issue additional shares of Series A Preferred Stock to any person other than the Investors or their affiliates, (iv) incur indebtedness above the agreed-upon threshold, (v) change the size of the board of directors of the Company to a number other than seven, or (vi) enter into certain affiliated arrangements or transactions.

The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of the Company’s common stock, which could adversely affect the liquidity and financial condition of the Company, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of the Company’s common stock.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon a Deemed Liquidation Event. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $1,000 (subject to ratable adjustment in the case of stock dividends (other than preferred dividends), stock splits, reverse stock splits, combinations, divisions and reclassifications affecting the Series A Preferred Stock) (the “Series A Issue Price”) per share plus all accrued and unpaid dividends thereon (except in the case of a Deemed Liquidation Event, then 150% of such amount) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into the Company’s common stock immediately prior to such event.

In addition, holders of Series A Preferred Stock will be entitled to cumulative dividends at a minimum rate of 7.5% per annum, quarterly in arrears, as set forth in the Charter. Commencing on the 66-month anniversary of the Original Issuance Date, and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on the terms set forth in the Charter. The dividends are payable at the Company’s election in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there have not previously occurred two or more dividend payment failures.

Further, at any time after (i) the 66-month anniversary of the Original Issuance Date, (ii) following delivery of a mandatory conversion notice by the Company, or (iii) upon a Deemed Liquidation Event, subject to Delaware law governing distributions to stockholders, the holders of the Series A Preferred Stock may elect to require the Company to redeem all or any portion of its outstanding shares of Series A Preferred Stock for an amount per share equal to the greater of (i) the product of (x) 1.5 multiplied by (y) the sum of the Series A Issue Price, plus all accrued and unpaid dividends and (ii) the product of (x) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock multiplied by (y) the volume weighted average price of the Company’s common stock during the 30 consecutive trading day period ending on the trading date immediately prior to the date of such redemption notice or, if calculated in connection with a Deemed Liquidation Event, the value ascribed to a share of the Company’s common stock in such Deemed Liquidation Event (the “Redemption Price”). If the holders of Series A Preferred Stock elect to redeem all outstanding shares of Series A Preferred Stock and the Company has not redeemed all such shares on the applicable date on which the redemption should occur, and such redemption has not been completed on the six month anniversary thereof, the holders of at least a majority of the outstanding shares of Series A Preferred Stock will have the right to initiate, conduct and direct, subject to the approval of the board of directors of the Company, a customary sale process regarding the sale of the Company and/or its subsidiaries.

Finally, at any time after the third anniversary of the Original Issuance Date, provided that (i) the Company is not then in material breach of (or has previously on no more than two occasions materially breached) any of provisions of the Charter, (ii) the terms of any other indebtedness or agreement would not prohibit such redemption, and (iii) the Company has not previously exercised such redemption right, the Company may elect to redeem all (but not less than all) shares of Series A Preferred Stock for an amount per share equal to the Redemption Price.

These dividend and redemption payment obligations could significantly impact the Company’s liquidity and reduce the amount of the Company’s cash flows that are available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. The Company’s obligations to the holders of Series A Preferred Stock could also limit its ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on its financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Series A Preferred Stock and the holders of the Company’s common stock.

Any issuance of the Company’s common stock upon conversion of the Series A Preferred Stock will cause dilution to then existing Company stockholders and may depress the market price of the Company’s common stock.

The Series A Preferred Stock accrues dividends at an initial minimum rate of 7.5% per annum and following the 66-month anniversary of the Original Issuance Date, such dividend rate could increase to as high as 17.5% per annum. Each share of Series A Preferred Stock is convertible, at the option of the holders, into the number of shares of the Company’s common stock equal to the quotient (rounded up to the nearest whole number) of (i) the Series A Issue Price, plus any accrued and unpaid dividends, divided by (ii) the Series A Conversion Price, subject to adjustment and certain anti-dilution adjustments. The Series A Conversion Price is initially equal to $7.319.

The issuance of the Company’s common stock upon conversion of the Series A Preferred Stock will result in immediate and substantial dilution to the interests of holders of the Company’s common stock, and such dilution will increase over time in connection with the accrual of dividends on the Series A Preferred Stock.

Pointer and Pointer Holdco have incurred significant indebtedness to finance the Pointer Merger as well as other transaction-related costs.

In connection with the Transactions, Pointer and Pointer Holdco entered into the Credit Agreement with Hapoalim, pursuant to which Hapoalim agreed to provide Pointer Holdco with two senior secured term loan facilities in an aggregate principal amount of $30,000,000 (comprised of two facilities in the aggregate principal amount of $20,000,000 and $10,000,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000,000. Such indebtedness will have the effect, among other things, of reducing Pointer’s flexibility to respond to changing business and economic conditions, will increase the combined company’s borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase Pointer’s vulnerability to fluctuations in market interest rates. The Credit Agreement requires Pointer and Pointer Holdco to satisfy various covenants, including negative covenants that directly or indirectly restrict the combined company’s ability to engage in certain transactions without the consent of the lender. The indebtedness is secured by first ranking and exclusive fixed and floating charges, including by Pointer Holdco over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Pointer Holdco and Pointer. This may also make it more difficult for the Company to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to fund efforts to combine I.D. Systems’ and Pointer’s businesses and realize expected benefits of the Transactions and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for the Company relative to other companies with lower debt levels. The Company may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. The Company’s ability to arrange additional financing will depend on, among other factors, its financial position and performance, as well as prevailing market conditions and other factors beyond its control. The Company cannot assure you that they will be able to obtain additional financing on terms acceptable to them or at all.

The terms of the Credit Agreement restrict Pointer and Pointer Holdco’s current and future operations, particularly their ability to respond to changes or to take certain actions.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on Pointer Holdco and Pointer and limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:

●	incur or guarantee additional indebtedness;
●	incur liens;
●	sell or otherwise dispose of assets;
●	enter into transactions with affiliates; and
●	enter into new lines of business.

The Credit Agreement also limits the ability of Pointer Holdco and Pointer to consolidate or merge with or into another person.

In addition, the covenants in the Credit Agreement require Pointer Holdco and Pointer to maintain specified financial ratios, tested quarterly. Their ability to meet those financial ratios can be affected by events beyond their control, and they may be unable to meet them.

A breach of the covenants or restrictions under the Credit Agreement could result in an event of default, which may allow the lender to accelerate the indebtedness thereunder. In addition, an event of default under the Credit Agreement would permit the lender to terminate all commitments to extend further credit pursuant to the revolving credit facility. Furthermore, if Pointer Holdco and Pointer are unable to repay the amounts due and payable under the Credit Agreement, the lender could proceed against the collateral granted to it to secure the indebtedness under the Credit Agreement. In the event the lender accelerates the repayment of borrowings, Pointer Holdco and Pointer may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, the Company may be:

●	limited in its flexibility in planning for, or reacting to, changes in its business and the markets it serves;
●	unable to raise additional debt or equity financing to fund working capital, capital expenditures, new product development expenses and other general corporate requirements; or
●	unable to compete effectively or to take advantage of new business or strategic acquisition opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its strategy.

The Company’s Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or its directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.

Article SIXTEENTH of the Charter provides, subject to certain exceptions enumerated in Article SIXTEENTH, that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any action asserting a claim arising pursuant to the General Corporation Law of Delaware (the “DGCL”) or the Charter or the Amended and Restated Bylaws of the Company or as to which the DGCL confers jurisdiction on such court, or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, in each of the aforementioned actions, among other things, any claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. Accordingly, the exclusive forum provision will not apply to claims arising under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article SIXTEENTH provides that any person or entity who acquires an interest in the capital stock of the Company will be deemed to have notice of and consented to the provisions of Article SIXTEENTH. Stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although the Company believes this exclusive forum provision benefits the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm o the Company’s business, operating results and financial condition.

The Charter contains a provision renouncing the Company’s interest and expectancy in certain corporate opportunities which may prevent the Company from receiving the benefit of certain corporate opportunities.

The “corporate opportunity” doctrine provides that corporate fiduciaries, as part of their duty of loyalty to the corporation and its stockholders, may not take for themselves an opportunity that in fairness should belong to the corporation. As such, a corporate fiduciary may generally not pursue a business opportunity which the corporation is financially able to undertake and which, by its nature, falls into the line of the corporation’s business and is of practical advantage to it, or in which the corporation has an actual or expectant interest, unless the opportunity is disclosed to the corporation and the corporation determines that it is not going to pursue such opportunity. Section 122(17) of the DGCL, however, expressly permits a Delaware corporation to renounce in its certificate of incorporation any interest or expectancy of the corporation in, or in being offered an opportunity to participate in, specified business opportunities or specified classes or categories of business opportunities that are presented to the corporation or its officers, directors or stockholders.

Article TWELFTH of the Charter contains a provision that, to the maximum extent permitted under the law of the State of Delaware, the Company renounces any interest or expectancy of the Company in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to the Series A Directors, any holder of Series A Preferred Stock (or the Company’s common stock issuable upon the conversion of Series A Preferred Stock) or any partner, manager, member, director, officer, stockholder, employee or agent or affiliate of any such holder. The board of directors of the Company believes that this provision, which is intended to provide that certain business opportunities are not subject to the “corporate opportunity” doctrine, is appropriate, as the Investors, who are the initial holders of the Series A Preferred Stock, and their affiliates invest in a wide array of companies, including companies with businesses similar to the Company, and without such assurances, the Investors would be unwilling or unable to enter into the Investment Agreement.

As a result of this provision, the Company may be not be offered certain corporate opportunities which could be beneficial to the Company and its stockholders. While the Company is unable at this time to predict how this provision may adversely impact the Company’s stockholders, it is possible that the Company would not be offered the opportunity to participate in a future transaction which might have resulted in a financial benefit to the Company, which could, in turn, result in a material adverse effect on its business, financial condition, results of operations, or prospects.

Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to its stockholders, and could make it more difficult for stockholders to change the Company’s management.

The Charter contains provisions that may discourage an unsolicited takeover proposal that stockholders may consider to be in their best interests. The Company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions include: the right of the holders of the Series A Preferred Stock to appoint up to two directors; the absence of cumulative voting in the election of directors; the ability of the Company’s board of directors to issue up to 50,000 shares of currently undesignated and unissued preferred stock without prior stockholder approval; the consent rights of the holders of Series A Preferred Stock to certain corporate actions and transactions; advance notice requirements for stockholder proposals or nominations of directors; limitations on the ability of stockholders to call special meetings or act by written consent; preemptive rights of the holders of the Series A Preferred Stock to participate in future securities offerings of the Company; the requirement that certain amendments to the Charter be approved by 75% of the voting power of the outstanding shares of the Company’s capital stock; and the ability of the Company’s board of directors to amend the bylaws of the Company without stockholder approval.

The Company may be adversely affected by a change of the Israeli Consumer Price Index.

The Company’s exposure to market rate risk for changes in the Israeli Consumer Price Index (the “Israeli CPI”) relates primarily to loans borrowed by the Company from banks and other lenders. The Company does not currently have any loans linked to the Israeli CPI. However, should the Company require additional financing by means of loans linked to the Israeli CPI, the Company will be exposed to the risk that the rate of Israeli CPI, which measures inflation in Israel, will exceed the rate of devaluation of the NIS in relation to the U.S. Dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the Dollar cost of the Company’s borrowings.

By administrative order, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations, relating primarily to the length of the workday, pension contributions, insurance for work-related accidents, and other conditions of employment are applicable to the Company’s employees. In accordance with these provisions, the salaries of the Company’s employees are partially indexed to the Israeli CPI. In the event that inflation in Israel increases, the Company will have to increase the salaries of its employees in Israel.

If the Company does not achieve applicable black economic empowerment objectives in its South African businesses, the Company risks not being able to renew certain of its existing contracts which service South African governmental and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts which would result in the loss of revenue.

The South African government, through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, the Codes of Good Practice and Sector Codes published pursuant thereto (collectively, the “BBBEE”) has established a legislative framework for the promotion of broad-based black economic empowerment, as well as Transformation Charters. Achievement of BBBEE objectives is measured by a scorecard which establishes weightings for the various components of BBBEE by allocating points to the various components. The BBBEE Codes were reviewed by the South African Department of Trade and Industry and a new set of codes was promulgated in October 2013 and became operational as from May 1, 2015. A further BBBEE Code came into effect on November 7, 2016, which is specific to the Company’s sector of business (the ICT sector) and to the Company.

BBBEE objectives are pursued in significant part by requiring parties who contract with corporate, governmental or quasi-governmental entities in South Africa to achieve BBBEE compliance through a rating system by satisfaction of various elements on an applicable scorecard. Among other things, parties improve their BBBEE score when procuring goods and services from businesses that have earned good BBBEE ratings (this includes black owned businesses).

In October 2017, Pointer sold 12% of Pointer SA Proprietary Limited’s (“Pointer South Africa”) issued and outstanding share capital as of the date thereof, to Ms. Preshnee Moodley, who also serves on Pointer South Africa’s board of directors. Following the sale, Pointer South Africa holds ownership recognition under the applicable BBBEE legislation, at level 5. Pointer and Ms. Moodley also entered into a written shareholders’ agreement with and in respect of Pointer South Africa, which governs their relationship as shareholders of Pointer South Africa.

Failing to achieve applicable BBBEE objectives could jeopardize the Company’s ability to maintain existing business or to secure future business from corporate, governmental or quasi-governmental customers in South Africa that could materially and adversely affect the Company’s business, financial condition and results of operations.

The Argentine government may enact or enforce measures to preempt or respond to social unrest or economic turmoil which may adversely affect the Company’s business in Argentina.

The Company’s subsidiary Pointer Argentina S.A. (“Pointer Argentina”) operates in Argentina, where government has historically exercised significant influence over the country’s economy. In recent years, Argentina faced nationwide strikes that disrupted economic activity and have heightened political tension. In 2015, the opposition party was elected in the Argentinean national elections, which further contributed to the social and economic unrest, and led to a significant devaluation of the Peso relative to the U.S. Dollar. In 2018, the Peso was further devalued at a rate of 51%. In addition, future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, customs duties and levies including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy, and thereby the Company’s business. Additionally, due to agreements with the General Workers’ Union in Argentina and the country’s high inflation rate, the Company may be required to increase employee salaries at a rate which could adversely affect Pointer Argentina’s business.

Economic uncertainty and volatility in Brazil may adversely affect the Company’s business.

The Company operates through its wholly-owned subsidiary Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) in Brazil, which has periodically experienced extremely high rates of inflation. Inflation, along with governmental measures to fight inflation and public speculation about possible future measures, has had significant negative effects on the Brazilian economy. The annual rates of inflation, as measured by the Índice Nacional de Preços ao Consumidor (National Consumer Price Index), reached a hyper-inflationary peak of 2,489.1% in 1993. Brazilian inflation, as measured by the same index, was 6.2% in 2014, 10.67% in 2015, 6.58% in 2016, 2.95% in 2017 and 3.75% in 2018. Brazil may experience high levels of inflation in the future. There can be no assurance of lower levels of inflation going forward. Future governmental actions, including actions to adjust the value of the Real, may trigger increases in inflation. There can be no assurance that inflation will not affect the Company’s business in Brazil in the future. In addition, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. It is also difficult to assess the impact that turmoil in the credit markets will have on the Brazilian economy and on the Company’s future operations and financial results or the Company’s operations in Brazil.

The Brazilian currency has devalued frequently, including during the last two decades. Throughout this period, the Brazilian government has implemented various economic plans and utilized a number of exchange rate policies, including sudden devaluations and periodic mini-devaluations, during which the frequency of adjustments has ranged from daily to monthly, floating exchange rate systems, exchange controls and dual exchange rate markets. There have been significant fluctuations in the exchange rates between Brazilian currency and the U.S. Dollar and other currencies.

Devaluation of the Real relative to the U.S. Dollar may create additional inflationary pressures in Brazil by generally increasing the price of imported products and requiring recessionary governmental policies to curb aggregate demand. On the other hand, further appreciation of the Real against the U.S. Dollar may lead to a deterioration of the current account and the balance of payments, as well as dampen export-driven growth. The potential impact of the floating exchange rate and measures of the Brazilian government aimed at stabilizing the Real is uncertain. In addition, a substantial increase in inflation may weaken investor confidence in Brazil, impacting the Company’s ability to finance its operations in Brazil.

The Brazilian government has exercised, and may continue to exercise, significant influence over the Brazilian economy.

The Brazilian economy has been characterized by significant involvement on the part of the Brazilian government, which often changes monetary, credit and other policies to influence Brazil’s economy. The Brazilian government’s actions to control inflation and affect other policies have often involved wage and price controls, the Central Bank’s base interest rates, as well as other measures.

Actions taken by the Brazilian government concerning the economy may have important effects on Brazilian corporations and other entities. The Company’s financial condition and results of operations in Brazil may be adversely affected by the following factors and the Brazilian government’s response to the following factors:

●	devaluations and other exchange rate movements;
●	inflation;
●	investments;
●	exchange control policies;
●	employment levels;
●	social instability;
●	price instability;
●	energy shortages;
●	interest rates;
●	liquidity of domestic capital and lending markets;
●	tax policy; and
●	other political, diplomatic, social and economic developments in or affecting Brazil.

Political instability in Brazil may adversely affect Brazil’s economy and investment levels and have a material adverse effect on the Company.

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected and continue to affect the confidence of investors and the general public, and have historically resulted in economic deceleration and heightened volatility in the securities issued by Brazilian companies.

The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment. Despite the ongoing recovery of the Brazilian economy, weak macroeconomic conditions in Brazil are expected to continue in 2019. In addition, various ongoing investigations into allegations of money laundering and corruption being conducted by the Brazilian Federal Prosecutor’s Office, including the largest such investigation known as “Lava Jato,” have negatively impacted the Brazilian economy and political environment.

In recent years, there has been significant political turmoil in connection with the impeachment of the former president (who was removed from office in August 2016) and ongoing investigations of her successor (who left office in January 2019) as part of the ongoing “Lava Jato” investigations. Presidential elections were held in Brazil in October 2018. The Company cannot predict which policies the new President of Brazil, who assumed office on January 1, 2019, may adopt or change during his mandate or the effect that any such policies might have on the Company’s business and on the Brazilian economy. Any such new policies or changes to current policies may have a material adverse effect on the operations of the Company’s business in Brazil. Also, the political uncertainty resulting from the presidential elections and the transition to a new government may have an adverse effect on the Company’s business, results of operations and financial condition.

Economic uncertainty and volatility in Mexico may adversely affect the Company’s business.

The Company’s subsidiary Pointer Recuperacion de Mexico, SA de CV (“Pointer Mexico”) operates in Mexico, which has gradually experienced, since 2013, substantial decrease in the value of the Mexican Peso against the U.S. dollar, together with growing inflation rates. Uncertainty about future U.S. policies with respect to Mexico caused further devaluation of the Mexico Peso against the U.S. dollar since the U.S. elections in November 2016. The devaluation of the Mexican Peso and rise in inflation rate has triggered demonstrations and heightened political tension. Severe devaluation may lead to future governmental actions, including actions to adjust the value of the Mexican Peso, policies which may trigger further increases in inflation. There can be no assurance that inflation will not affect the Company’s business in Mexico in the future. In addition, any Mexican government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Mexico. Economic instability and or government imposition of exchange controls may also result in the disruption of the international foreign exchange markets and may limit the Company’s ability to transfer or convert pesos into U.S. Dollars and other currencies. Such policies could destabilize the country and adversely and materially affect the economy, and thereby the Company’s business. Additionally, due to agreements with the Confederation of Workers of Mexico (CTM) in Mexico and the country’s high inflation rate, the Company may be required to increase employee salaries at a rate which could adversely affect Pointer Mexico’s business.

Political, military and economic conditions in Israel affect the Company’s operations.

Pointer and Pointer Holdco are incorporated under the laws of the State of Israel. The principal office of the Company’s MRM segment and Cellocator segment are located in Israel, as well as the majority of the MRM segment and the manufacturing operations of the Company’s Cellocator segment, which account for a significant portion of Pointer’s revenues. Consequentially, the Company is directly affected by the political, military and economic conditions affecting Israel.

Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been terrorist activity with varying levels of severity over the years. During July and August 2014, Israel engaged in an armed conflict with Hamas in the Gaza Strip, resulting in thousands of rockets being fired from the Gaza Strip and missile strikes against civilian targets in various parts of Israel, which disrupted most day-to-day civilian activity, particularly in southern Israel, the location of Pointer’s main offices and manufacturing facility. In the event that the Company’s facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of the Company’s facilities or the airports and seaports on which the Company depends to import and export its supplies and products, the Company’s ability to manufacture and deliver products to customers could be materially adversely affected. Additionally, the operations of the Company’s Israeli suppliers and contractors may be disrupted as a result of hostile action or hostilities, in which event the Company’s ability to deliver products to customers may be materially adversely affected.

Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit materially the Company’s ability to obtain raw materials from these countries or sell the Company’s products to companies in these countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect the Company’s operations and product development, cause the Company’s sales to decrease and adversely affect the share price of publicly traded companies having operations in Israel, such as the Company.

Any downturn in the Israeli economy may also have a significant impact on the Company’s business. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The revenues of the Company’s Cellocator products and MRM services may be adversely affected if fewer vehicles are used as a result of an economic downturn in Israel, an increase in use of mass transportation, an increase in vehicle related taxes, an increase in the imputed value of vehicles provided as a part of employee compensation or other macroeconomic changes affecting the use of vehicles. In addition, the Company’s SVR services significantly depend on Israeli insurance companies mandating subscription to a service such as the Company’s. If Israeli insurance companies cease to require such subscriptions, the Company’s business could be significantly adversely affected. The Company also relies on the renewal and retention of several operating licenses issued by certain Israeli regulatory authorities. Should such authorities fail to renew any of these licenses, suspend existing licenses, or require additional licenses, the Company may be forced to suspend or cease certain services the Company provides.

Many of the Company’s employees in Israel are required to perform military reserve duty.

All non-exempt male adult permanent residents of Israel under the age of 40, including some of Pointer’s employees, are obligated to perform military reserve duty and may be called to active duty under emergency circumstances. In the past there have been significant call ups of military reservists, and it is possible that there will be additional call-ups in the future. While Pointer has operated effectively despite these conditions in the past, the Company cannot assess the impact these conditions may have on it in the future, particularly if emergency circumstances occur. The Company’s operations could be disrupted by the absence for a significant period of one or more of the Company’s executive officers or key employees or a significant number of the Company’s other employees due to military service. Any disruption in the Company’s operations would harm the Company’s business.

The Company may be adversely affected by a change in the exchange rate of the New Israeli Shekel against the U.S. Dollar.

Exchange rates between the NIS and the U.S. Dollar have fluctuated continuously in recent years. Exchange rate fluctuations, particularly larger periodic devaluations, may have an impact on the Company’s revenues and profitability and period-to-period comparisons of the Company’s results. A significant portion of Pointer’s expenses (primarily labor expenses of the operations of its Cellocator segment and MRM segment in Israel) are incurred in NIS. Additionally, certain assets, as well as a portion of Pointer’s liabilities, are denominated in NIS. On the other hand, the Company’s sales, including sales of the products of its Cellocator segment, are generally denominated in U.S. Dollars and to a lesser extent in Euro, Argentinean Pesos, Brazilian Real, Mexican Pesos and South African Rand.

The Company’s results may be adversely affected by the devaluation of the NIS in relation to the U.S. Dollar (or if such devaluation is on lagging basis) if the Company’s revenues in NIS are higher than the Company’s expenses in NIS and/or the amount of the Company’s assets in NIS are higher than the Company’s liabilities in NIS. Alternatively, the Company’s results may be adversely affected by appreciation of the NIS in relation to the Dollar (or if such appreciation is on a lagging basis), if the amount of the Company’s expenses in NIS are higher than the amount of the Company’s revenues in NIS and/or the amount of the Company’s liabilities in NIS are higher than the Company’s assets in NIS. The Company may utilize partial hedging to manage currency risk. For example, in 2013, in connection with Pointer’s acquisition of Pointer Brazil, Pointer entered into a foreign currency hedging transaction in order to partially manage the risk related to Brazilian Real. However, to the extent that the Company’s currency risk is not hedged or sufficiently hedged, the Company may experience exchange rate losses which could significantly and negatively affect the Company’s business and results of operations.

There can be no assurance that the Company will not incur losses from such fluctuations in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On November 4, 2010, I.D. Systems announced that its Board of Directors authorized the repurchase of issued and outstanding shares of I.D. Systems’ common stock having an aggregate value of up to $3,000,000 pursuant to a share repurchase program. The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from I.D. Systems’ working capital. The amount and timing of such repurchases is dependent upon the price and availability of shares, general market conditions and the availability of cash, as determined at the discretion of I.D. Systems’ management. All shares of common stock repurchased under I.D. Systems’ share repurchase program are held as treasury stock (until such time, if ever, that they are re-issued by I.D. Systems). The share repurchase program does not have an expiration date, and I.D. Systems may discontinue or suspend the share repurchase program at any time.

The following table provides information regarding I.D. Systems’ common stock repurchases under its publicly announced share repurchase program, shares withheld for taxes due upon vesting of restricted stock and to pay the exercise price of stock options exercised for each month of the quarterly period ended September 30, 2019. As the table indicates, I.D. Systems did not make any share repurchases under the share repurchase program during the quarterly period ended September 30, 2019 and I.D. Systems has no present intention to make any share repurchases under the share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2019 - July 31, 2019	-		-	-	$1,660,000
August 1, 2019 - August 31, 2019	8,000	(1)	$5.73	-	1,660,000
September 1, 2019 - September 30, 2019	-		-	-	1,660,000

Total	3,000		$5.38	-	$1,660,000

(1)	Represents shares of I.D. Systems common stock repurchased to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock during August 2019.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).

2.2	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).

2.3	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).

2.4	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).

2.5	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.1	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.2	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.3	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: November 13, 2019	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on March 15, 2019).

2.2	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V., L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on March 15, 2019).

2.3	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).

2.4	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).

2.5	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.1	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.2	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.3	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Management contract or compensatory plan or arrangement.

* Furnished herewith.

