Form 10-K
period 2019-12-31
PowerFleet, Inc.
filed 2020-04-08
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 001-39080

POWERFLEET, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4366463
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

123 Tice Boulevard, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

(201) 996-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	PWFL	The NASDAQ Global Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.5 million.

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2020, was 29,895,393 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2020 Annual Meeting of Stockholders	Part III

POWERFLEET, INC.

PART I

Reliance on SEC Order Granting Conditional Exemptions Due to Circumstances Related to COVID-19

In accordance with the Securities and Exchange Commission (the “SEC”) Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, SEC Release No. 34-88465, dated March 25, 2020 (the “Order”), PowerFleet, Inc. (the “Company”) filed a Current Report on Form 8-K with the SEC on March 30, 2020 stating that it is relying on the relief provided by the Order to delay the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by up to 45 days. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the recent global outbreak of COVID-19. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of its offices and having employees work remotely. In addition, employees of the Company’s foreign subsidiaries, including financial reporting staff, are in various states of quarantine and do not all have remote work capabilities. As a result, the Company was not able to timely review and prepare the Company’s financial statements for the 2019 fiscal year.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of PowerFleet, Inc. contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business,” “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

●	future economic and business conditions;
●	the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”);
●	the loss of any of our key customers or reduction in the purchase of our products by any such customers;
●	the failure of the markets for our products to continue to develop;
●	the possibility that we may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer;
●	our inability to adequately protect our intellectual property;
●	our inability to manage growth;
●	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;
●	changes in laws and regulations or changes in generally accepted accounting policies, rules and practices;
●	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and
●	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

There may be other factors of which we are currently unaware or which we currently deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

Note Regarding Trademarks

PowerFleet, Inc. has, or has applied for, U.S. and/or foreign trademark protection for POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, and KEYTROLLER®, POINTER® and Design, and CELLOCATOR® and Design.

Item 1. Business.

Overview

PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) is a global leader and provider of subscription-based wireless Internet-of-Things (IoT) and machine-to-machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, trailers, containers, cargo, and light vehicles and heavy truck fleets.

As described more fully in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. The results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our patented technologies address the needs of organizations to monitor and analyze their assets to improve safety, increase efficiency and productivity, reduce costs, and improve profitability. Our offerings are sold under the global brands PowerFleet, Pointer and Cellocator.

We deliver advanced mobility solutions that connect assets to increase visibility operational efficiency and profitability. Across our vertical markets we differentiate ourselves by being OEM agnostic and helping mixed fleets view and manage their assets similarly. All of our solutions are paired with software as a service, or SaaS, analytics platforms to provide an even deeper layer of insights. These insights include a full set of operational Key Performance Indicators, or KPI’s, to drive operational and strategic decisions. These KPI’s leverage industry comparisons to show how a company is performing versus their peers. The more data the system collects, the more accurate a client’s understanding becomes.

The analytics platform, which is integrated into our customers’ management systems, is designed to provide a single, integrated view of asset and operator activity across multiple locations that provides enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, make a growing contribution to revenue, add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

We market and sell our wireless mobility solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, food and grocery distribution, logistics, shipping, freight transportation, heavy industry, wholesale distribution, manufacturing, aerospace and defense, homeland security, and vehicle rental. Based on revenue for 2019, our top customer was Avis Budget Group, Inc.

PowerFleet for Industrial

Our PowerFleet for Industrial solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for industrial trucks such as forklifts and ground support equipment at airports. These solutions are broken down into five groups: Essence, Expert, Enterprise, Safety, and Aviation.

●	Essence is designed for low density fleets. It consists of an easy-to-install, out-of-the-box-ready hardware and software solution. It provides electronic record keeping and safety checklists and is automated. There is no need for IT departments with this solution, and it is designed to keep small business operations regulatory compliant, efficient, and cost effective.

●	Expert is designed for medium density fleets. It is designed for multi-site visibility, reporting, and analytics. It provides regulatory compliance and live events by leveraging a company’s existing Wi-Fi network. It delivers centralized recording, management reports & robust graphing.

●	Enterprise is for high density fleets with a global footprint. It improves safety and provides global visibility, advanced analytics, and drives regulatory compliance and live event reporting by leveraging a company’s Wi-Fi network.

●	Safety consists of a broad range of equipment for powered industrial vehicles such as lights and alarms, camera systems, vehicle speed throttles, seatbelt systems, digital speedometers, weighing devices, safety systems, and anti-theft solutions.

●	Aviation enables visibility into airport ramp personnel and assets through real-time visibility and reporting, access control, and geo-fenced security.

PowerFleet for Logistics

Our PowerFleet for Logistics solutions are designed to provide bumper-to-bumper asset management, monitoring, and visibility for over-the-road based assets (heavy trucks, dry-van trailers, refrigerated trailers, shipping containers, etc.) and their associated cargo. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains.

By leveraging a combination of cellular and satellite communications and web-based data management technologies, our Logistics Visibility (LV) product family provides shippers and carriers with tools to better manage their tractors, drivers, trucks, refrigerated (Reefer) trailers, dry van trailers, chassis and container fleets. Our Logistics Visibility solutions enable quick access to actionable intelligence that results in better utilization, control, safety, compliance, and security of our customers’ freight-carrying assets.

Our LV solutions consist of a combined hardware and software as a service solution that are designed to focus on providing robust IoT monitoring, measuring, and management of the following asset types:

●	Tractors (e.g. Class 7-8 Vehicles): Our solutions sit in the “cab” of the truck. They are designed to be regulatory compliant (e.g. Electronic Logging Devices or ELDs) solutions that provide real-time position reports, engine performance information, two-way communication with the driver, and full Transportation Management System (TMS) integration.

●	Dry Van Trailers: By using asset tracking technology that leverages solar-powered super-capacitors and long-lasting batteries, along with options connected to external power, we offer a variety of mobility platforms that vary by power source and price to provide extended years of maintenance-free asset tracking and IoT performance.

●	Refrigerated Trailers / Containers: Our reefer mobility platform is integrated with all major refrigeration unit brands and sensors to allow complete remote control combined with powerful dashboard and in easy-to-read reports on the status of cold chain products and cargo.

●	Chassis: We provide multiple interoperable mobility platform options, which vary by power source and price, for continuous real-time visibility of these assets while in transit, as well as more accurate arrival and departure information to better plan supply chain resource allocation.

●	Shipping Containers: We deliver full visibility of containers from the moment they are moved from the yard to the instant they reach their final destination to increase container utilization and reduce transit cycle times.

●	Cargo: Images, door sensors, and ‘cargo-area’ environmental sensors (temperature, humidity, shock, etc.) for true freight visibility, root cause analysis for claims - including location and visual proof. We have unique and patent pending machine learning processes that can determine volume, load status, shifts in transit and help consignees know how to plan for unloading cargo.

To increase asset utilization, our Logistics Visibility solutions can improve overall operating efficiency, increase revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed by delivering our customers. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging (ELD) for regulatory compliance, monitoring of asset pools, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on exceeding the allotted time for loading and unloading.

To better control remote assets, our Logistics Visibility solutions provide our customers with technology that enables the identification of a change in cargo status, geo-fencing alerts when an asset is approaching or leaving its destination, and on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive.

Lastly, to help improve asset and cargo security, our Logistics Visibility solutions allow our customers to enable things such as asset lockdown with automated e-mail or text message, emergency tracking of assets (higher frequency of reports) if theft is expected, geo-fencing alerts when an asset enters a prohibited geography or location, and near real-time sensors that alert based on changes in temperature and shock, among other things.

PowerFleet for Vehicles

Our PowerFleet for Vehicles solutions are designed both to enhance the vehicle fleet management process, whether it’s a rental car, a private fleet, or automotive original equipment manufacturer, or OEM, partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs and improve customer service.

For example, our rental fleet management system automatically uploads vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers, and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

Our solution for “car sharing” permits a rental car company to remotely control, track and monitor their rental vehicles wherever they are parked. Whether for traditional “pod-based” rental or for the emerging rent-anywhere model, the system, through APIs integrated into any rental company’s fleet management system, (i) manages member reservations by smart phone or Internet, and (ii) charges members for vehicle use by the hour.

For our customer’s with a variety of make-model-years in their fleet, we have developed an unmatched library of certified vehicle code interfaces through our second-generation On-Board Diagnostics, or OBD-II, industry standard. Our patented fleet management system helps fleet owners improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support.

Our fleet management solutions allow our customers to monitor their fleet vehicles using a web-based application that can monitor various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, GPRS or an SMS.

We also provide stolen vehicle retrieval, or SVR, services, predominantly in Israel. Most of the SVR products used to provide our SVR services are mainly sold to (i) local car dealers and importers that in turn sell the products equipped in the vehicle to the end users who purchase the SVR services directly from us, or (ii) leasing companies which purchase our SVR services in order to secure their own vehicles. In addition, in order to increase the added value services for our car dealer customers and end users, we have developed a connected car solution which we provide based on the car infotainment system, which as of the date of this report, is offered by us in Israel only. While the connected car solution enables the car dealer to preserve continuance relationship with the end users, it provides the end users with a friendlier and richer user interface and enables us to expand our consumer target market to vehicles which do not require SVR services.

Analytics and Deep Learning

Our analytics platforms provide our customers with a holistic view of their asset activity across their enterprise. For example, in our PowerFleet for Logistics solutions, our image deep learning system allows us to process images from our freight camera and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage.

Our cloud-based software applications provide a single, integrated view of industrial asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. This enables management teams to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, our analytics platforms allow users to quantify best-practice enterprise benchmarks for industrial asset utilization and safety, reveal variations and inefficiencies in asset activity across both sites and geographic regions, or identify opportunities to eliminate or reallocate assets, to reduce capital and operating costs.

We look for analytics and deep learning to make a growing contribution to drive platform and SaaS revenue, further differentiate our offerings and add value to our solutions, and help keep us at the forefront of the wireless mobility markets we serve, although there can be no assurance if and to what extent analytics will do so. We also use our analytics platform for our own internal platform quality control.

Services

Hosting Services. We provide the use of our systems as a remotely hosted service, with the system server and application software residing in our colocation center. This approach helps us reduce support costs and improve quality control. It separates the system from the restrictions of the customers’ local IT networks, which helps reduce their system support efforts and makes it easier for them to receive the benefits of system enhancements and upgrades. Our hosting services are typically offered with extended maintenance and support services over a multi-year term of service, with automatic renewals following the end of the initial term.

Software as a Service. We provide system monitoring, help desk technical support, escalation procedure development, routine diagnostic data analysis and software updates services as part of the ongoing contract term. These services ensure deployed systems remain in optimal performance condition throughout the contract term and provide access to newly developed features and functions on an annual basis.

Maintenance Services. We provide a warranty on the hardware components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis.

Customer Support and Consulting Services. We have developed a framework for the various phases of system training and support that offer our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, “train-the-trainer” training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training.

Increasingly, training services are provided through scalable online interactive training tools. Support and consulting services are priced based on the extent of training that the customer requests. To help our customers derive the most benefit from our system, we supply a broad range of documentation and support including videos, interactive online tools, hardware user guides, software manuals, vehicle installation overviews, troubleshooting guides, and issue escalation procedures.

We provide our consulting services both as a stand-alone service to study the potential benefits of implementing a wireless fleet management system and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to increase sales in existing markets to existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets and go to market strategies to each market;
●	positioning ourselves as an innovative thought leader;
●	maintaining a world class sales and marketing team;
●	identifying, seizing and managing revenue opportunities;
●	expanding our customer base and achieving wider market penetration;
●	implementing improved marketing, sales and support strategies;
●	shortening our initial sales cycles by helping our customers through:

○	identifying and quantifying benefits expected from our solutions;
○	accelerating transitions from implementation to roll-out; and
○	building service revenue through long-term SaaS contracts;

●	differentiating our product offering through analytics and value added services;
●	producing incremental revenue at a high profit margin; and
●	developing channel partners.

We also plan to expand into new applications and markets by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including:

○	Original Equipment Manufacturers or OEMs;
○	transportation management systems;
○	warehouse management systems;
○	labor and timecard systems;
○	enterprise resource planning; and
○	yard management systems.

●	establishing relationships with global distributors; and
●	evaluating and pursuing strategically sound acquisitions of companies.

Sales and Marketing

Our sales and marketing objectives are to achieve broad market penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as OEMs, vehicle importers, distributors and industrial equipment dealers.

In addition, we are actively pursuing strategic relationships with key companies in our target markets - including complementary hardware and software vendors and service providers - to further penetrate these markets by embedding our products in the assets our systems monitor and integrating our solutions with other systems.

We sell our systems to corporate-level executives, division heads and site-level management within the enterprise. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization.

We work closely with customers to prove out an ROI, which is usually less than 12 months, and help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, food and grocery distribution, logistics, shipping, freight transportation, heavy industry, wholesale distribution, manufacturing, aerospace and defense, homeland security, and vehicle rental.

We enter into master agreements with our customers in the normal course of business. These agreements define the terms of any sales of products and/or services by us to the applicable customer, including, but not limited to, terms regarding payment, support services, termination and assignment rights. These agreements generally obligate us only when products or services are actually sold to the customer thereunder.

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales.

Competition

The market for our solutions is rapidly evolving, highly competitive and fragmented. Our target markets are also subject to quickly changing product technologies, shifting customer needs, regulatory requirements and frequent introductions of new products and services.

In each of our global markets, we encounter different competitors due to the dynamics of each market. A significant number of companies have developed or are developing and marketing software and hardware for wireless products that currently compete or will compete directly with our solutions. We compete with organizations varying in size, including many small, start-up companies as well as large, well-capitalized organizations.

While some of our competitors focus exclusively on providing wireless asset management solutions, many are involved in wireless technology as an extension of a broader business. Many of our larger competitors are able to dedicate extensive financial resources to the research and development and deployment of wireless solutions. As government and commercial entities expand the use of wireless technologies, we expect that competition will continue to increase within our target markets.

Research and Development

Our research and development team has expertise in areas such as hardware, software and firmware development and testing, database design and data analytics, wireless communications, artificial intelligence methods, mechanical and electrical engineering, and both product and project management. In addition, we utilize external contractors to supplement our team in the areas of software and firmware development, digital design, test development and product-level testing.

Generally, our research and development efforts are focused on expanding the capabilities of our products, differentiating our offerings, simplifying the implementation, support and utilization of our solutions, reducing the cost of our solutions, increasing the reliability of our solutions, expanding the functionality of our solutions to meet customer and market requirements, applying new advances in technology to enhance existing solutions, and building further competitive advantages through our intellectual property portfolio.

In 2019, we focused our research and development investments in several key areas:

●	Evolving the end-to-end security of our systems as the market situation and regulations require;
●	Improving the reliability and performance of our PowerFleet for Logistics solutions, including solutions tailored towards dry van trailers, intermodal containers and chassis, ELD compliance and refrigerated containers and trailers;
●	Commercializing our image-based cargo evaluation technology and asset weighing system;
●	Improving our non-image-based cargo/load detection technology to support more optimal fleet utilization management;
●	Continuing to work on new product functionality for PowerFleet for Vehicles solutions, including key new features that enable expanded fleet management, car rental and car sharing capabilities;
●	Rolling out EMI/EMC improvements to our PowerFleet for Industrial solutions meeting and exceeding most stringent latest industry standards;
●	Adding new products to our PowerFleet for Industrial solutions that allow seamless installation in certain vehicle types;
●	Improving the performance and expanding features for our software, designed to improve the customer experience and reduce support requirements; and
●	Improving business intelligence and data analytics tools to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise, and compared to peers within the same industry.

Intellectual Property

Patents

We attempt to protect our technology and products through a variety of intellectual property protections, including the pursuit of patent protection in the United States and certain foreign jurisdictions. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts. Where strategically appropriate, we will attempt to pursue suspected violators of our patents and, whenever possible, monetize our intellectual property.

We built a portfolio of patents and patent applications relating to various aspects of our technology products and solutions. As of March 23, 2020, our patent portfolio includes 49 U.S. patents, 4 pending U.S. patent applications, 3 pending foreign patent applications, and 1 foreign patent. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2020 and 2036. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, and KEYTROLLER®, POINTER® and Design, and CELLOCATOR® and Design.

We attempt to avoid infringing known proprietary rights of third parties in our product development and sales efforts. However, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential at the time of the application filing, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we may not be able to:

●	obtain licenses to continue offering such products without substantial reengineering;
●	re-engineer our products successfully to avoid infringement;
●	obtain licenses on commercially reasonable terms, if at all;
●	litigate an alleged infringement successfully; or
●	settle without substantial expense and damage awards.

Any claims against us relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources or in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition and results of operations.

Our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual safeguards may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us. Our failure or inability to protect our proprietary rights could materially and adversely affect our business, financial condition and results of operations.

Manufacturing

We outsource our hardware manufacturing operations to contract manufacturers. This strategy enables us to focus on our core competencies - designing hardware and software systems and delivering solutions to customers - and avoid investing in capital-intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

Our manufacturers are responsible for obtaining the necessary components and supplies to manufacture our products. While components and supplies are generally available from a variety of sources, manufacturers generally depend on a limited number of suppliers. In the past, unexpected demand for communication products has caused worldwide shortages of certain electronic parts and allocation of such parts by suppliers that had an adverse impact on the ability of manufacturers to deliver products as well as on the cost of producing such products.

Due to the general availability of manufacturers for our products, we do not believe that the loss of any of our manufacturers would have a long-term material adverse effect on our business, although there could be a short-term adverse effect on our business.

We generally attempt to maintain sufficient inventory to meet customer demand for products, as well as to meet anticipated sales levels. If our product mix changes in unanticipated ways, or if sales for particular products do not materialize as anticipated, we may have excess inventory or inventory that becomes obsolete. In such cases, our operating results could be negatively affected.

Government Regulations

The use of radio emissions is subject to regulation in the United States by various federal agencies, including the Federal Communications Commission, or FCC, and the Occupational Safety and Health Administration, or OSHA. Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

Regulatory changes in the United States and other countries in which we may operate in the future could require modifications to some of our products in order for us to continue manufacturing and marketing our products in those areas.

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products. To market and sell our integrated wireless solutions in the European Union, we also utilize unlicensed radio spectra, and have obtained the required European Norm (EN) certifications.

In addition, some of our operations use substances regulated under various federal, state and local laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and local laws governing chemical substances in electronic products.

The adoption of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

Since 1996, our subsidiary Pointer has held an operational license, which is renewed on a regular basis, from the Ministry of Communications in Israel to operate our wireless messaging system over 2 MHz in the 966 to 968MHz radio spectrum band.

Our subsidiary Pointer Argentina S.A. (“Pointer Argentina”) obtains domestic licenses for the deployment of our SVR operation in Argentina and local operators are required to obtain a specific license for their operations.

We are currently registered by the Federal Department of Security (SEGOB) in Mexico to provide our services.

Our subsidiary Pointer SA (PTY) Ltd. (“Pointer South Africa”) is currently registered as a security service provider under the Private Security Industry Regulation Act, 2001 in South Africa.

Our Cellocator division obtains licenses from the Israeli Ministry of Communications in order to manufacture, import, market and sell its products in Israel.

While the use of our cellular monitoring units does not require regulatory approvals, in Israel, the use of our radio frequency products is subject to regulatory approvals from government agencies. In general, applications for regulatory approvals to date have not been problematic. This being said, we cannot guarantee that approvals already obtained are or will remain sufficient in the view of regulatory authorities indefinitely.

Employees

As of March 23, 2020, we had 840 full-time employees across the globe. We believe that our relationship with our employees are good.

Other Information

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. PowerFleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the Transactions. Upon the closing of the Transactions, PowerFleet became the parent entity of I.D. Systems and Pointer.

Our primary website is www.powerfleet.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”). We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations.

We may not realize the anticipated benefits and cost savings of the Transactions.

The success of the Transactions will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining I.D. Systems’ and Pointer’s businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	our ability to successfully combine I.D. Systems’ and Pointer’s businesses;
●	the risk that the combined businesses will not perform as expected;
●

the extent to which we will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of I.D. Systems’ and Pointer’s businesses;

●	the possibility that the aggregate consideration being paid for Pointer is greater than the value we will derive from the Transactions;
●	the possibility that the combined company will not achieve the free cash flow that we have projected;
●	the reduction of cash available for operations and other uses and the incurrence of indebtedness to finance the Transactions;
●	the assumption of known and unknown liabilities of Pointer, including potential tax and employee-related liabilities; and
●	the possibility of costly litigation challenging the Transactions.

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

Prior to completion of the Transactions, I.D. Systems and Pointer operated independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s or both companies’ ongoing businesses or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of I.D. Systems and Pointer in order to realize the anticipated benefits of the Transactions, so the combined business performs as expected include, among others:

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

In addition, at times, the attention of certain members of our management and our resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our business.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of December 31, 2019, we had cash (including restricted cash), cash equivalents and marketable securities of $16.7 million and working capital of $29.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $3.9 million, $5.8 million and $12 million for the years ended December 31, 2017, 2018 and 2019, respectively, and have incurred additional net losses since inception. At December 31, 2019, we had an accumulated deficit of approximately $112.1 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.

We have been engaged in strategic initiatives to focus on our core business to maximize long-term stockholder value, to improve our cost structure and efficiency and to increase our selling efforts and developing new business. We cannot provide any assurance that we will be able to successfully execute these or other strategic initiatives or that we will be able to execute these initiatives on our expected timetable. We may not be successful in focusing our core business and obtaining operational efficiencies or replacing revenues lost as a result of these strategic initiatives.

We are an international company and may be susceptible to a number of political, economic and geographic risks that could harm our business.

We are dependent on sales to customers outside the U.S. Our international sales are likely to account for a significant percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event (for example, the recent outbreak of the novel coronavirus COVID-19) could result in a significant decline in our revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations will increase our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, international expansion efforts, ability to attract and retain employees, business, and operating results. Although we plan to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

●	unexpected changes in regulatory requirements;
●	fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;
●	imposition of tariffs and other barriers and restrictions;
●	management and operation of an enterprise spread over various countries;
●	the burden of complying with a variety of laws and regulations in various countries;
●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;
●	the conduct of unethical business practices in developing countries;
●	general economic and geopolitical conditions, including inflation and trade relationships;
●	war and acts of terrorism;
●	kidnapping and high crime rate;
●	natural disasters or pandemics (for example, the recent outbreak of the novel coronavirus COVID-19);
●	availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and
●	changes in export regulations.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Conditions and changes in the global economic environment may adversely affect our business and financial results.

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation and deflation, adverse business conditions and liquidity concerns. These events and the related uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business and results of operations. Uncertainty about current global economic conditions, in particular as a result of the recent outbreak of the novel coronavirus COVID-19, could also cause volatility of our stock price. During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide. This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, and payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected. If the current uncertainty in the general economy does not change or continue to improve, our business, financial condition and results of operations could be harmed.

In addition, South African regulation of the private security industry may adversely affect our business. The Private Security Industry Regulation Amendment Bill (the “Bill”) was approved by the National Assembly and the National Council of Provinces, and has been awaiting, since March 2014, the final signature of the President of South Africa in order to go into effect. The proposed Bill includes an amendment to existing South Africa law by requiring that in order to be registered as a security service provider, a security business must have at least fifty-one percent (51%) of the ownership and control of the company exercised by South African citizens. The Bill has yet to be signed by the President of South Africa and is currently contested by both South African and international stakeholders. If the Bill becomes effective in its current form, in order to meet the new registration requirements when applying for renewal of the registration of our South African operations, we would be forced to sell 39% of our holdings in Pointer South Africa, which would adversely affect our South African operations.

The international scope of our business exposes us to risks associated with foreign exchange rates.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Israeli shekel, British pound sterling, Mexican peso, Argentine peso, Brazilian real and South African rand.

In addition, several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, weaker oil and other commodity prices, and large external deficits. Risks in one country can limit our opportunities for growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations. Our results of operations and, in some cases, cash flows, have in the past been, and may in the future be, adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

The recent coronavirus outbreak could have an adverse effect on our business.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus, COVID-19. The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our vendors, our employees and customers and customer sentiment in general. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We may need to obtain additional capital to fund our operations that could have negative consequences on our business.

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings, additional operating improvements, asset sales or strategic alliances and licensing arrangements. We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities and units or any combination of the foregoing. To the extent we raise additional capital by issuing equity securities, including pursuant to our shelf registration statement, our existing stockholders may experience substantial dilution. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

We are highly dependent upon sales of our wireless asset management solutions to a few customers. The loss of any of these customers, or any material reduction in the amount of our products they purchase, could materially and adversely affect our financial condition and results of operations.

During the year ended December 31, 2019, we generated revenues of $81.9 million with Avis Budget Group Inc. accounting for 20% and of our revenues. During the year ended December 31, 2018, we generated revenues of $53.1 million with Avis Budget Group Inc. and Wal-Mart Stores, Inc. accounting for 18% and 10% of our revenues, respectively. During the year ended December 31, 2017, we generated revenues of $41.0 million with Wal-Mart Stores, Inc. accounting for 16% of our revenues. The loss of these customers or any material reduction in the amount of our products that these customers purchase, or any material adverse change in the financial condition of such customers, could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

Our success is highly dependent on the continued market acceptance of our solutions. The market for our products and services is new and rapidly evolving. If the market for our products and services does not become sustainable, or becomes saturated with competing products or services, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. We are active in the research and development of new products and technologies and in enhancing our current products. However, research and development in our industry is complex and filled with uncertainty. For example, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, any of which may result in lost market opportunities. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If our efforts do not lead to the successful development, marketing and release of new products that respond to technological developments or changing customer needs and preferences, our revenues and market share could be materially and adversely affected. We may expend a significant amount of resources in unsuccessful research and development efforts. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products. Any of the foregoing could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

We may incur additional charges for excess and obsolete inventory, which could adversely affect our cost of sales and gross profit.

While we strive to effectively manage our inventory, due to rapidly changing technology, and uneven customer demand, product cycles tend to be short and the value of our inventory may be adversely affected by changes in technology that affect our ability to sell the products in our inventory. If we do not effectively forecast and manage our inventory, we may need to write off inventory as excess or obsolete, which in turn, can adversely affect our cost of sales and gross profit.

We have previously experienced, and may in the future experience, reductions in sales of older generation products as customers delay or defer purchases in anticipation of new product introductions. The reserves we have established for potential losses due to obsolete inventory may, however, prove to be inadequate and may give rise to additional charges for obsolete or excess inventory.

The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter or year to year, which could adversely affect the market price of our common stock.

We expect that many customers who utilize our solutions will do so as part of a large-scale deployment of these solutions across multiple or all divisions of their organizations. A customer’s decision to deploy our solutions throughout its organization will involve a significant commitment of its resources. Accordingly, initial implementations may precede any decision to deploy our solutions enterprise-wide. Throughout this sales cycle, we may spend considerable time and expense educating and providing information to prospective customers about the benefits of our solutions.

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

We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. Our failure to establish and maintain successful relationships with channel partners would harm our business and operating results.

If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual measures to protect our intellectual property rights. Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us. If such challenges are successful, our business will be materially and adversely affected.

Our employees, consultants and advisors enter into confidentiality agreements with us that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. Despite these efforts, we cannot assure you that we will be able to effectively enforce these agreements or our confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with advisors or collaborators. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.

Policing the unauthorized use of our intellectual property is difficult, and we cannot assure you that the steps we have taken will prevent unauthorized use of our technology or other intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. If we are unsuccessful in protecting our intellectual property, we may lose any technological advantages we have over competitors and our financial condition and results of operations could be materially and adversely affected.

We may become involved in an intellectual property dispute that could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products, any of which could materially and adversely affect our financial condition and results of operations.

In recent years, there has been significant litigation in the United States and internationally involving claims of alleged infringement of patents and other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights, defend ourselves against alleged infringement and determine the scope and validity of our intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs, divert the time and attention of our management and prevent us from selling our products. If a claim of patent infringement was decided against us, we could be required to, among other things:

●	pay substantial damages to the party making such claim;
●	stop selling, making, having made or using products or services that incorporate the challenged intellectual property;
●	obtain from the holder of the infringed intellectual property right a license to sell, make or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or
●	redesign those products or services that incorporate such intellectual property.

The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of our products and could materially and adversely affect our financial condition and results of operations.

The U.S. government’s right to use technology developed by us with government funds could limit our intellectual property rights.

We have developed, and may in the future develop, improvements to our technology that are funded in part by the U.S. government. As a result, we do not have the right to prohibit the U.S. government from using certain technologies developed by us with such government funds or to prohibit third parties from using those technologies to provide products and services at the request of the U.S. government. Although such government rights do not affect our ownership of the technology developed using such funds, the U.S. government has the right to royalty-free use of technologies that we have developed under such contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but there is no assurance we can successfully do so.

We rely on subcontractors to manufacture and deliver our products. Any quality or performance failures by our subcontractors or changes in their financial condition could disrupt our ability to supply quality products to our customers in a timely manner, resulting in business interruptions, increased costs, claims for damages, reputation damage and reduced revenue.

In order to meet the requirements under our customer contracts, we rely on subcontractors to manufacture and deliver our products to our customers. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruptions, increased costs, damage to our reputation and loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If this were to occur and we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

Our manufacturers rely on a limited number of suppliers for several significant components and raw materials used in our products. If we or our manufacturers are unable to obtain these components or raw materials on a timely basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

We rely on a limited number of suppliers for the components and raw materials used in our products. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves a number of significant risks, including:

●	unavailability of materials and interruptions in delivery of components and raw materials from our suppliers, which could result in manufacturing delays; and
●	fluctuations in the quality and price of components and raw materials.

We currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, or stop selling their products or components to us on commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us or our manufacturers, identifying them is often difficult and time consuming. If we or our manufacturers are unable to obtain an ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The industry in which we operate is highly competitive and influenced by the following:

●	advances in technology;
●	new product introductions;
●	evolving industry standards;
●	product improvements;
●	rapidly changing customer needs;
●	intellectual property invention and protection;
●	marketing and distribution capabilities;
●	ability to attract and retain highly skilled professionals;
●	competition from highly capitalized companies;
●	entrance of new competitors;
●	ability of customers to invest in information technology; and
●	price competition.

The products marketed by us and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do.

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer similar approaches to address the customer needs that our products address. Those companies include both emerging companies with limited operating histories, such as Gem One Corp., TotalTrax, Inc., and SpeedShield Technologies and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours, such as Crown Equipment Corp.

In the logistics visibility market, we compete against several established competitors, including Omnitracs, LLC, SkyBitz, Inc., Orbcomm Inc. and Spireon, Inc. We attempt to differentiate our solutions in this market by offering a choice of communication mode (satellite or cellular), patented battery management technology, sensor options, and installation configurations (tractors, trucks, refrigerated trailers, dry van trailers, domestic containers, flatbed trailers, covered hopper and tanker railcars, and chassis).

In the connected vehicles solutions market, our solutions for traditional airport-based rental fleet management compete primarily against OEM connected vehicle offerings, after-market connected vehicle technology providers, and existing handheld devices which are used widely by vehicle rental companies. Currently, the principal OEMs we compete against are OnStar Corporation a subsidiary of General Motors, Ford Sync, and Toyota Connected; the primary after-market connected vehicle technology provider we compete against is Continental AG; and principal handheld device providers we compete against include Motorola and Intermec which was acquired by Honeywell International Inc. Our solutions for remote, decentralized rental fleet management compete primarily with companies in the traditional car sharing market such as Hertz, Enterprise, and car2go and peer-to-peer car sharing services such as Turo. Large system integrators and several of the national cellular wireless providers have started to offer solutions, which package third party hardware, firmware and software, that compete with our solutions. In the markets for both types of rental fleet solutions, our competitive position is differentiated by our patented product offering - a fully automated, readily installed, secure, and cost-effective car rental system.

If we do not keep pace with product and technology advances, including the development of superior products by our competitors, or if we are unable to otherwise compete successfully against our competitors, there could be a material adverse effect on our competitive position, revenues and prospects for growth. As a result, our financial condition and results of operations could be materially and adversely affected.

The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.

Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the FCC, as well as other federal and state agencies. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations for the foreseeable future. In addition, our products and services may become subject to independent industry standards. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical or otherwise adversely affect our ability to produce or market our products. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.

Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be errors or failures in our products, even after the commencement of commercial shipments. We provide a warranty reserve at the time of shipment, which may not be sufficient to cover actual repair costs. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, there are no assurances that:

●	our insurance will provide adequate coverage against potential liabilities if our products cause harm or fail to perform as promised; or
●	adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

If our insurance is insufficient to pay any product liability claims, our financial condition and results of operations could be materially and adversely affected. In addition, any such claims could permanently injure our reputation and customer relationships.

We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business operations require that we use and store sensitive data, including intellectual property and proprietary business information in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property or proprietary business information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.

We depend on the practices of insurance companies in the markets in which we provide our SVR services and sell our SVR products. In Israel, which is our main SVR market, most of the insurance companies either mandate the use of SVR services and products for certain cars, or their equivalent, as a prerequisite for providing insurance coverage to owners of certain medium and high-end vehicles, or provide insurance premium discounts to encourage vehicle owners to subscribe to services and purchase products such as ours. Therefore, we rely on insurance companies’ continued practice of accepting vehicle location and recovery technology as a preferred security product.

If any of these policies or practices changes, for regulatory or commercial reasons, or if market prices for these services fall, revenues from sales of our SVR services and products, primarily in Israel, could decline, which could adversely affect our revenues and growth potential.

A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.

Our products are primarily installed before or immediately after the initial sale of private or commercial vehicles. Consequently, a reduction in sales of new vehicles could reduce our market for services and products. New vehicle sales may decline for various reasons, including an increase in new vehicle tariffs, taxes or gas prices, an increased difficulty in obtaining credit or financing in the applicable local or global economy, or the occurrence of natural disasters or public health crises, such as the recent outbreak of the novel coronavirus COVID-19. A decline in sales of new vehicles in the markets in which we operate could result in reduced demand for our services and products.

A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.

Demand for our SVR services and products, depends primarily on prevailing or expected vehicle theft rates. Vehicle theft rates may decline as a result of various factors such as the availability of improved security systems, implementation of improved or more effective law enforcement measures, or improved economic or political conditions in markets that have high theft rates. If vehicle theft rates in some of, or entire of, our existing markets decline, or if insurance companies or our other customers believe that vehicle theft rates have declined or are expected to decline, demand for our SVR services and products may decline.

The increasing availability of handheld GPRS devices may reduce the demand for our products for small fleet management.

The increasing availability of low-cost handheld GPRS devices and smartphones may result in a decrease in the demand for our products by managers of small auto fleets or providers of low-level services. The availability of such devices has expanded considerably in recent years. Any such decline in demand for our products could cause a decline in our revenues and profitability.

The use of our products is subject to international regulations.

The use of our products is subject to regulatory approvals of government agencies in each of the countries in which our systems are operated, including Israel. Our operators typically must obtain authorization from each country in which our systems and products are installed. While in general, operators have not experienced problems in obtaining regulatory approvals to date, the regulatory schemes in each country are different and may change from time to time. We cannot guarantee that approvals, which our operators have obtained, will remain sufficient in the view of regulatory authorities. In addition, we cannot assure you that third party operators of our systems and products will obtain licenses and approvals in a timely manner in all jurisdictions in which we wish to sell our systems or that restrictions on the use of our systems will not be unduly burdensome.

The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.

There are no established industry standards in all of the businesses in which we sell our products. For example, vehicle location devices may operate by employing various technologies, including network triangulation, GPS, satellite-based or network-based cellular or direction-finding homing systems. The development of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and we may not be able to develop new services and products that are in compliance with such new industry standards on a cost-effective basis. If industry standards develop and such standards do not incorporate our products and we are unable to effectively adapt to such new standards, such development could harm our results of operations.

Our financial statements may not reflect certain payments we may be required to make to employees.

In certain countries, we are not required to reflect future severance fees in our liabilities. In countries such as Argentina, Brazil and Mexico, companies do not generally dedicate amounts to potential future severance payments. Nonetheless, in such cases, companies must pay a severance payment in cash upon termination of employment. We also do not have a provision in our financial statements for potential future severance payments in the above countries and instead such expenses are recorded when such payments are actually made upon termination of employment. As a result, our financial statements may not adequately reflect possible future severance payments.

Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.

Some of our employees in our subsidiaries are members of labor unions. If a labor dispute were to develop between us and our unionized employees, such employees could go on strike and we could suffer work stoppage for a significant period of time. A labor dispute can be difficult to resolve and may require us to seek arbitration for resolution, which can be time-consuming, distracting to management, expensive and difficult to predict. The occurrence of a labor dispute with our unionized employees could delay or preclude altogether our ability to generate revenues in the markets where such employees are located. In addition, labor disputes with unionized employees may involve substantial demands on behalf of the unionized employees, including substantial wage increases, which may not be correlated with our performance, thus impairing our financial results. Furthermore, labor laws applicable to our subsidiaries may vary and there is no assurance that any labor disputes will be resolved in our favor.

Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We currently have non-competition agreements with many of our employees. However, due to the difficulty of enforcing non-competition agreements globally, not all of our employees in foreign jurisdictions have such agreements. These agreements generally prohibit our employees, if they cease working for the Company, from directly competing with us or working for our competitors for a certain period of time following termination of their employment agreements. Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or its intellectual property. If we cannot demonstrate that harm would be caused to us, we may be unable to prevent our competitors from benefiting from the expertise of our former employees.

Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.

Many of our products are the result of complex manufacturing processes and are sometimes dependent on components with a limited source of supply. As a result, we can provide no assurances that supply sources will not be interrupted from time to time. Furthermore, our subcontractors or vendors may fail to obtain supply components and fail to deliver our products. As a result, a failure to deliver by our subcontractors or vendors can result in decreased revenues. Such interruption or delay of our suppliers to deliver components or interruption or delay of our vendors or subcontractors to deliver our products could affect our business, financial condition or results of operations.

Our Israeli subsidiaries have incurred significant indebtedness to finance the Transactions.

In connection with the Transactions, PowerFleet Israel and Pointer entered into a credit agreement, dated August 19, 2019 (the “Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000,000 (comprised of two facilities in the aggregate principal amount of $20,000,000 and $10,000,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000,000. Such indebtedness will have the effect, among other things, of reducing PowerFleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase PowerFleet Israel’s and Pointer’s vulnerability to fluctuations in market interest rates. The Credit Agreement requires PowerFleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness is secured by first ranking and exclusive fixed and floating charges, including by PowerFleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between PowerFleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to fund efforts to integrate I.D. Systems’ and Pointer’s businesses and realize expected benefits of the Transactions and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

The terms of the Credit Agreement restrict PowerFleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.

The Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on PowerFleet Israel and Pointer and limit their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:

●	incur or guarantee additional indebtedness;
●	incur liens;
●	sell or otherwise dispose of assets;
●	enter into transactions with affiliates; and
●	enter into new lines of business.

The Credit Agreement also limits the ability of PowerFleet Israel and Pointer to consolidate or merge with or into another person.

In addition, the covenants in the Credit Agreement require PowerFleet Israel and Pointer to maintain specified financial ratios, tested quarterly. Their ability to meet those financial ratios can be affected by events beyond their control, and they may be unable to meet them.

A breach of the covenants or restrictions under the Credit Agreement could result in an event of default, which may allow the lender to accelerate the indebtedness thereunder. In addition, an event of default under the Credit Agreement would permit the lender to terminate all commitments to extend further credit pursuant to the revolving credit facility. Furthermore, if PowerFleet Israel and Pointer are unable to repay the amounts due and payable under the Credit Agreement, the lender could proceed against the collateral granted to it to secure the indebtedness under the Credit Agreement. In the event the lender accelerates the repayment of borrowings, PowerFleet Israel and Pointer may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

●	limited in our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
●	unable to raise additional debt or equity financing to fund working capital, capital expenditures, new product development expenses and other general corporate requirements; or
●	unable to compete effectively or to take advantage of new business or strategic acquisition opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.

We are dependent on the continued employment and performance of our executive officers. We currently do not have employment agreements with any of our executive officers. Like other companies in our industry, we face intense competition for qualified personnel. Many of our competitors have greater resources than we have to hire qualified personnel. Accordingly, if we are not successful in attracting or retaining qualified personnel in the future, our ability to manage our business could be materially and adversely affected.

We provide no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future.

We may, from time to time, continue to consider investments in or acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

●	issue stock that would dilute our current stockholders’ percentage ownership;
●	incur debt;
●	assume liabilities;
●	incur expenses related to the impairment of goodwill; or
●	incur large and immediate write-offs.

We may not be able to identify suitable acquisition candidates, and if we do identify suitable candidates, we may not be able to make these acquisitions on acceptable terms, or at all.

Our operation of any acquired business will also involve numerous risks, including:

●	problems integrating the acquired operations, personnel, technologies or products;
●	unanticipated costs;
●	diversion of management’s time and attention from our core businesses;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering markets in which we have no or limited prior experience; and
●	potential loss of key employees, particularly those of acquired companies.

In addition, if we make changes to our business strategy or if external conditions adversely affect our business operations, we may be required to record an impairment charge for goodwill or intangibles, which would lead to decreased assets and reduced net operating performance.

The unpredictability of our quarterly operating results could adversely affect the market price of our common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which could adversely affect the market price of our common stock. The main factors that may affect us include the following:

●	variations in the sales of our products to our significant customers;
●	variations in the mix of products and services provided by us;
●	the timing and completion of initial programs and larger or enterprise-wide purchases of our products by our customers;
●	the length and variability of the sales cycle for our products;
●	the timing and size of sales;
●	changes in market and economic conditions, including fluctuations in demand for our products; and
●	announcements of new products by our competitors.

As a result of these and other factors, revenues for any quarter are subject to significant variation that could adversely affect the market price for our common stock.

We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.

We sell our products to a wide range of customers in the commercial and governmental sectors. We provide financing to customers for a portion of such sales which could be in the form of notes or leases receivable over two to five years. Although these customers are extended credit terms which are approved by us internally, our business could be materially and adversely affected in the event of a deterioration of the financial condition of one or more of our customers that results in such customers’ inability to repay us. This risk may increase during a general economic downturn affecting a large number of our customers or a widespread deterioration in global credit conditions, and in the event our customers do not adequately manage their businesses or properly disclose their financial condition.

Interest rate fluctuations may adversely affect our income and results of operations.

As of December 31, 2019, we had cash (including restricted cash), cash equivalents and investments of $16.7 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.

We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor on a systematic basis the cash and cash equivalent balances in our operating accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

Goodwill impairment or intangible impairment charges may affect our results of operations in the future.

We test goodwill for impairment on an annual basis and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.

Our subsidiaries PowerFleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located, and have negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, and including terrorist organizations gaining control and political power in the region such as the Islamic State of Iraq and Syria, or ISIS, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

In the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our ability to manufacture and deliver products to customers could be materially adversely affected. Additionally, the operations of our Israeli suppliers and contractors may be disrupted as a result of hostile action or hostilities, in which event our ability to deliver products to customers may be materially adversely affected.

Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities or political instability in the region continues or intensifies. These restrictions may limit materially our ability to obtain raw materials from these countries or sell our products to companies in these countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

Any downturn in the Israeli economy may also have a significant impact on our business. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The revenues of certain of our products and services may be adversely affected if fewer vehicles are used as a result of an economic downturn in Israel, an increase in use of mass transportation, an increase in vehicle related taxes, an increase in the imputed value of vehicles provided as a part of employee compensation or other macroeconomic changes affecting the use of vehicles. In addition, our SVR services significantly depend on Israeli insurance companies mandating subscription to a service such as the Company’s. If Israeli insurance companies cease to require such subscriptions, our business could be significantly adversely affected. We also rely on the renewal and retention of several operating licenses issued by certain Israeli regulatory authorities. Should such authorities fail to renew any of these licenses, suspend existing licenses, or require additional licenses, we may be forced to suspend or cease certain services we provide.

Many of our employees in Israel are required to perform military reserve duty.

All non-exempt male adult permanent residents of Israel under the age of 40, including some of Pointer’s employees, are obligated to perform military reserve duty and may be called to active duty under emergency circumstances. In the past there have been significant call ups of military reservists, and it is possible that there will be additional call-ups in the future. While Pointer has operated effectively despite these conditions in the past, we cannot assess the impact these conditions may have on it in the future, particularly if emergency circumstances occur. Our operations could be disrupted by the absence for a significant period of one or more of our key employees or a significant number of our other employees due to military service. Any disruption in our operations would harm our business.

We may be adversely affected by a change of the Israeli Consumer Price Index.

Our exposure to market rate risk for changes in the Israeli Consumer Price Index (the “Israeli CPI”) relates primarily to loans borrowed by us from banks and other lenders. While we do not currently have any loans linked to the Israeli CPI, we may require additional financing by means of loans linked to the Israeli CPI, in which case we will be exposed to the risk that the rate of Israeli CPI, which measures inflation in Israel, will exceed the rate of devaluation of the NIS in relation to the U.S. Dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the Dollar cost of our borrowings.

By administrative order, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations, relating primarily to the length of the workday, pension contributions, insurance for work-related accidents, and other conditions of employment are applicable to our employees. In accordance with these provisions, the salaries of the Company’s employees are partially indexed to the Israeli CPI. In the event that inflation in Israel increases, we will have to increase the salaries of our employees in Israel.

The Argentine government may enact or enforce measures to preempt or respond to social unrest or economic turmoil which may adversely affect our business in Argentina.

Our subsidiary Pointer Argentina operates in Argentina, where the government has historically exercised significant influence over the country’s economy. In recent years, Argentina has faced nationwide strikes that disrupted economic activity and have heightened political tension and there has been a significant devaluation of the Argentine peso relative to the U.S. Dollar. In addition, future government policies to preempt, or in response to, social unrest may include expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, customs duties and levies including royalty and tax increases and retroactive tax claims, and changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business. Additionally, due to agreements with the General Workers’ Union in Argentina and the country’s high inflation rate, we may be required to increase employee salaries at a rate which could adversely affect Pointer Argentina’s business.

Economic uncertainty and volatility in Brazil may adversely affect our business.

We operate through our wholly owned subsidiaries Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) and Cielo Telecom Ltda. (“Cielo”) in Brazil, which has periodically experienced extremely high rates of inflation. Inflation, along with governmental measures to fight inflation and public speculation about possible future measures, has had significant negative effects on the Brazilian economy. In addition, future governmental actions, including actions to adjust the value of the Brazilian real, may trigger increases in inflation. There can be no assurance that inflation will not affect our business in Brazil in the future. In addition, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. It is also difficult to assess the impact that turmoil in the credit markets will have on the Brazilian economy and on our future operations and financial results or our operations in Brazil.

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

Devaluation of the Brazilian real relative to the U.S. Dollar may create additional inflationary pressures in Brazil by generally increasing the price of imported products and requiring recessionary governmental policies to curb aggregate demand. On the other hand, further appreciation of the Brazilian real against the U.S. Dollar may lead to a deterioration of the current account and the balance of payments, as well as dampen export-driven growth. The potential impact of the floating exchange rate and measures of the Brazilian government aimed at stabilizing the Brazilian real is uncertain. In addition, a substantial increase in inflation may weaken investor confidence in Brazil, impacting our ability to finance our operations in Brazil.

Our wholly owned subsidiary Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) is currently subject to various tax proceedings in Brazil. In August 2014, Pointer Brazil received a notice from the Brazilian tax authority alleging that it had not paid an aggregate of $274,000 in value-added tax, the Brazilian ICMS tax, plus $1,025,000 of interest, in addition to a penalty fee in the aggregate of $1,299,000, collectively as of December 31, 2019. In July 2015, Pointer Brazil received another tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $15,886,000 as of December 31, 2019. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse with respect to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. While our legal counsel is of the opinion that it is probable that we will prevail in these proceedings and that no material costs will arise in respect to these claims, litigation is inherently subject to many uncertainties and we cannot provide any assurance that we will ultimately be successful.

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

Actions taken by the Brazilian government concerning the economy may have important effects on Brazilian corporations and other entities. Our financial condition and results of operations in Brazil may be adversely affected by the following factors and the Brazilian government’s response to the following factors:

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

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected and continue to affect the confidence of investors and the general public and have historically resulted in economic deceleration and heightened volatility in the securities issued by Brazilian companies.

The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment. Despite the ongoing recovery of the Brazilian economy, weak macroeconomic conditions in Brazil are expected to continue in 2020. In addition, various ongoing investigations into allegations of money laundering and corruption being conducted by the Brazilian Federal Prosecutor’s Office, including the largest such investigation known as “Lava Jato,” have negatively impacted the Brazilian economy and political environment.

In recent years, there has been significant political turmoil in connection with the impeachment of the former president (who was removed from office in August 2016) and ongoing investigations of her successor (who left office in January 2019) as part of the ongoing “Lava Jato” investigations. Presidential elections were held in Brazil in October 2018. We cannot predict which policies the new President of Brazil, who assumed office on January 1, 2019, may adopt or change during his mandate or the effect that any such policies might have on our business and on the Brazilian economy. Any such new policies or changes to current policies may have a material adverse effect on the operations of our business in Brazil. Also, the political uncertainty resulting from the presidential elections and the transition to a new government may have an adverse effect on our business, results of operations and financial condition.

Economic uncertainty and volatility in Mexico may adversely affect our business.

Our subsidiaries Pointer Recuperacion Mexico S.A., de C.V. (“Pointer Recuperacion Mexico”) and Pointer Logistica y Monitoreo, S.A. de C.V. (“Pointer Logistica”) operate in Mexico, which has gradually experienced, since 2013, substantial decrease in the value of the Mexican peso against the U.S. dollar, together with growing inflation rates. Uncertainty about future U.S. policies with respect to Mexico has caused further devaluation of the Mexiccan peso against the U.S. dollar since the U.S. elections in November 2016. The devaluation of the Mexican peso and rise in inflation rate has triggered demonstrations and heightened political tension. Severe devaluation may lead to future governmental actions, including actions to adjust the value of the Mexican peso, policies which may trigger further increases in inflation. There can be no assurance that inflation will not affect our business in Mexico in the future. In addition, any Mexican government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Mexico. Economic instability and or government imposition of exchange controls may also result in the disruption of the international foreign exchange markets and may limit our ability to transfer or convert pesos into U.S. Dollars and other currencies. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business. Additionally, due to agreements with the Confederation of Workers of Mexico (CTM) in Mexico and the country’s high inflation rate, we may be required to increase employee salaries at a rate which could adversely affect our business.

If we do not achieve applicable black economic empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African governmental and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts which would result in the loss of revenue.

The South African government, through the Broad-Based Black Economic Empowerment Act, No. 53 of 2003, the Codes of Good Practice and Sector Codes published pursuant thereto (collectively, the “BBBEE”) has established a legislative framework for the promotion of broad-based black economic empowerment. BBBEE objectives are pursued in significant part by requiring parties who contract with corporate, governmental or quasi-governmental entities in South Africa to achieve BBBEE compliance through a rating system by satisfaction of various elements on an applicable scorecard. Among other things, parties improve their BBBEE score when procuring goods and services from businesses that have earned good BBBEE ratings, which include black owned businesses.

In October 2017, Pointer sold 12% of Pointer South Africa’s issued and outstanding share capital as of the date thereof, to Ms. Preshnee Moodley, who also serves on Pointer South Africa’s board of directors. Following the sale, Pointer South Africa holds ownership recognition under the applicable BBBEE legislation at level 5. Pointer and Ms. Moodley also entered into a written shareholders’ agreement in respect of Pointer South Africa, which governs their relationship as shareholders of Pointer South Africa.

Failing to achieve applicable BBBEE objectives could jeopardize our ability to maintain existing business, or to secure future business, from corporate, governmental or quasi-governmental customers in South Africa that could materially and adversely affect our business, financial condition and results of operations.

Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.

In connection with the closing of the Transactions, we issued Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors. The Series A Preferred Stock represents a significant percentage of the aggregate voting power of the Company. Based on an initial conversion price of $7.319, the Investors, who are the initial holders of the Series A Preferred Stock, own approximately 19% of the Company on an as-converted basis as of March 23, 2020. Except as required by applicable law or as otherwise specifically set forth in our Amended and Restated Certificate of Incorporation (the “Charter”), the holders of Series A Preferred Stock will not be entitled to vote on any matter presented to our stockholders unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of our common stock as a single class on an as-converted basis unless and until such time as the holders of at least a majority of the outstanding shares of Series A Preferred Stock provide further written notice to the Company that they elect to deactivate their voting rights. In addition, the aggregate voting power of the Series A Preferred Stock may increase further in connection with the accrual of dividends at an initial minimum rate of 7.5% per annum, which may be payable, at our election, in kind through the issuance of additional shares of Series A Preferred Stock. However, to the extent voting rights of the Series A Preferred Stock have been activated, any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of our common stock issuable upon conversion of shares of Series A Preferred Stock held by such holder that exceeds the quotient of (i) the aggregate Series A Issue Price (as defined below) for such shares of Series A Preferred Stock divided by (ii) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable). As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders.

In addition, the Series A Preferred Stock will have representation on our board of directors and will have significant control over the management and affairs of the Company. So long as shares of Series A Preferred Stock remain outstanding and represent 15% or more, on an as-converted basis, of the voting power of our common stock (irrespective of whether or not a Series A Voting Activation Notice has been delivered to the Company), the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect two directors (the “Series A Directors”) to our board of directors and any committee or subcommittee thereof (subject to the application of SEC and Nasdaq independence requirements). So long as any shares of Series A Preferred Stock remain outstanding and represent less than 15% but not less than 5%, on an as-converted basis, of the voting power of our common stock (irrespective of whether or not a Series A Voting Activation Notice has been delivered to the Company), the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect one Series A Director to our board of directors. For so long as any shares of Series A Preferred Stock remain outstanding and there are no Series A Directors on our board of directors, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to designate one non-voting observer to attend all meetings of our board of directors and committees and subcommittees thereof, although the observer may be excluded from executive sessions of any committee at the discretion of such committee.

Further, the Series A Preferred Stock will have consent rights over certain significant corporate transactions. So long as shares of Series A Preferred Stock are outstanding and convertible into shares of our common stock that represent at least 10% of the voting power of our common stock, or the Investors or their affiliates continue to hold at least 33% of the aggregate amount of Series A Preferred Stock issued to the Investors on the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), the consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock will be necessary for us to, among other things, (i) liquidate the Company or any operating subsidiary or effect any Deemed Liquidation Event (as defined in the Charter), except for a Deemed Liquidation Event in which the holders of Series A Preferred Stock receive an amount in cash not less than the Redemption Price (as defined below), (ii) amend our organizational documents in a manner that adversely affects the Series A Preferred Stock, (iii) issue any securities that are senior to, or equal in priority with, the Series A Preferred Stock or issue additional shares of Series A Preferred Stock to any person other than the Investors or their affiliates, (iv) incur indebtedness above the agreed-upon threshold, (v) change the size of our board of directors to a number other than seven, or (vi) enter into certain affiliated arrangements or transactions.

The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our common stock.

The Series A Preferred Stock ranks senior to the shares of our common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon a Deemed Liquidation Event. The Series A Preferred Stock has a liquidation preference equal to the greater of (i) $1,000 (subject to ratable adjustment in the case of stock dividends (other than preferred dividends), stock splits, reverse stock splits, combinations, divisions and reclassifications affecting the Series A Preferred Stock) (the “Series A Issue Price”) per share plus all accrued and unpaid dividends thereon (except in the case of a Deemed Liquidation Event, then 150% of such amount) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into our common stock immediately prior to such event.

In addition, holders of Series A Preferred Stock will be entitled to cumulative dividends at a minimum rate of 7.5% per annum, quarterly in arrears, as set forth in the Charter. Commencing on the 66-month anniversary of the Original Issuance Date, and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to our right to defer the increase for up to three consecutive months on the terms set forth in the Charter. The dividends are payable at our election in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there have not previously occurred two or more dividend payment failures.

Further, at any time after (i) the 66-month anniversary of the Original Issuance Date, (ii) following delivery of a mandatory conversion notice by us, or (iii) upon a Deemed Liquidation Event, subject to Delaware law governing distributions to stockholders, the holders of the Series A Preferred Stock may elect to require us to redeem all or any portion of the outstanding shares of Series A Preferred Stock for an amount per share equal to the greater of (i) the product of (x) 1.5 multiplied by (y) the sum of the Series A Issue Price, plus all accrued and unpaid dividends and (ii) the product of (x) the number of shares of our common stock issuable upon conversion of such Series A Preferred Stock multiplied by (y) the volume weighted average price of our common stock during the 30 consecutive trading day period ending on the trading date immediately prior to the date of such redemption notice or, if calculated in connection with a Deemed Liquidation Event, the value ascribed to a share of our common stock in such Deemed Liquidation Event (the “Redemption Price”). If the holders of Series A Preferred Stock elect to redeem all outstanding shares of Series A Preferred Stock and we have not redeemed all such shares on the applicable date on which the redemption should occur, and such redemption has not been completed on the six month anniversary thereof, the holders of at least a majority of the outstanding shares of Series A Preferred Stock will have the right to initiate, conduct and direct, subject to the approval of our board of directors, a customary sale process regarding the sale of the Company and/or its subsidiaries.

Finally, at any time after the third anniversary of the Original Issuance Date, provided that (i) we are not then in material breach of (or has previously on no more than two occasions materially breached) any of provisions of the Charter, (ii) the terms of any other indebtedness or agreement would not prohibit such redemption, and (iii) we have not previously exercised such redemption right, we may elect to redeem all (but not less than all) shares of Series A Preferred Stock for an amount per share equal to the Redemption Price.

These dividend and redemption payment obligations could significantly impact our liquidity and reduce the amount of our cash flows that are available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase its borrowing costs, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Series A Preferred Stock and the holders of our common stock.

Any issuance of our common stock upon conversion of the Series A Preferred Stock will cause dilution to then existing Company stockholders and may depress the market price of our common stock.

The Series A Preferred Stock accrues dividends at an initial minimum rate of 7.5% per annum and following the 66-month anniversary of the Original Issuance Date, such dividend rate could increase to as high as 17.5% per annum. Each share of Series A Preferred Stock is convertible, at the option of the holders, into the number of shares of our common stock equal to the quotient (rounded up to the nearest whole number) of (i) the Series A Issue Price, plus any accrued and unpaid dividends, divided by (ii) the Series A Conversion Price, subject to adjustment and certain anti-dilution adjustments. The Series A Conversion Price is initially equal to $7.319.

The issuance of our common stock upon conversion of the Series A Preferred Stock will result in immediate and substantial dilution to the interests of holders of our common stock, and such dilution will increase over time in connection with the accrual of dividends on the Series A Preferred Stock.

The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of March 23, 2020, our executive officers and directors beneficially owned, in the aggregate, 9% of our outstanding common stock, not including 2,284,489 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option or other equity incentive compensation plans;
●	the amendment of our organizational documents; and
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or sales of our common stock acquired upon the exercise of outstanding options, or the perception that these sales could occur. These sales also may make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

We have 29,895,393 shares of common stock outstanding as of March 27, 2020, of which 27,150,643 shares are freely transferable without restriction, and 2,744,750 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2019, options to purchase 4,078,000 shares of our common stock were issued and outstanding, of which 1,722,000 were vested. The weighted-average exercise price of the vested stock options is $5.71. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.

We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing. If we issue all of the securities included in the shelf registration statement, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.

Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.

Article SIXTEENTH of the Charter provides, subject to certain exceptions enumerated in Article SIXTEENTH, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any action asserting a claim arising pursuant to the General Corporation Law of Delaware (the “DGCL”) or the Charter or our Amended and Restated Bylaws or as to which the DGCL confers jurisdiction on such court, or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, in each of the aforementioned actions, among other things, any claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. Accordingly, the exclusive forum provision will not apply to claims arising under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article SIXTEENTH provides that any person or entity who acquires an interest in our capital stock will be deemed to have notice of and consented to the provisions of Article SIXTEENTH. Stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities which may prevent us from receiving the benefit of certain corporate opportunities.

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

Article TWELFTH of the Charter contains a provision that, to the maximum extent permitted under the law of the State of Delaware, the Company renounces any interest or expectancy of the Company in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to the Series A Directors, any holder of Series A Preferred Stock (or the Company’s common stock issuable upon the conversion of Series A Preferred Stock) or any partner, manager, member, director, officer, stockholder, employee or agent or affiliate of any such holder. Our board of directors believes that this provision, which is intended to provide that certain business opportunities are not subject to the “corporate opportunity” doctrine, is appropriate, as the Investors, who are the initial holders of the Series A Preferred Stock, and their affiliates invest in a wide array of companies, including companies with businesses similar to the Company, and without such assurances, the Investors would be unwilling or unable to enter into the Investment Agreement.

As a result of this provision, we may be not be offered certain corporate opportunities which could be beneficial to us and our stockholders. While we are unable at this time to predict how this provision may adversely impact our stockholders, it is possible that we would not be offered the opportunity to participate in a future transaction which might have resulted in a financial benefit to us, which could, in turn, result in a material adverse effect on our business, financial condition, results of operations, or prospects.

Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

The Charter contains provisions that may discourage an unsolicited takeover proposal that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include: the right of the holders of the Series A Preferred Stock to appoint up to two directors; the absence of cumulative voting in the election of directors; the ability of our board of directors to issue up to 50,000 shares of currently undesignated and unissued preferred stock without prior stockholder approval; the consent rights of the holders of Series A Preferred Stock to certain corporate actions and transactions; advance notice requirements for stockholder proposals or nominations of directors; limitations on the ability of stockholders to call special meetings or act by written consent; preemptive rights of the holders of the Series A Preferred Stock to participate in future securities offerings of the Company; the requirement that certain amendments to the Charter be approved by 75% of the voting power of the outstanding shares of our capital stock; and the ability of our board of directors to amend our bylaws without stockholder approval.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Tampa, Florida and Plano, Texas. Our New Jersey offices measure approximately 21,400 square feet and is leased space. Our Florida offices consist of approximately 25,000 square feet of leased administrative and warehouse space, and our Texas offices consist of approximately 11,482 square feet of leased administrative space.

We also have international offices located in Rosh Ha’ayin, Israel, Buenos Aires, Argentina, São Paulo, Brazil, Dusseldorf, Germany, Mexico City, Mexico, Cape Town, Midrand, and Durban, South Africa and Oxford, United Kingdom. Our principal offices in Israel consist of approximately 27,000 square feet of leased office space. We also lease a call center and warehouse space and additional smaller facilities and antenna sites in various locations in Israel.

We believe that our existing facilities are adequate for our existing needs.

Item 3. Legal Proceedings.

We are involved in various litigation matters involving claims incidental to our business.

In August 2014, our subsidiary Pointer Brazil received a notice from the Brazilian tax authority alleging that it had not paid an aggregate of $274,000 in value-added tax, the Brazilian ICMS tax, plus $1,025,000 of interest, in addition to a penalty fee in the aggregate of $1,299,000, collectively as of December 31, 2019. Pointer Brazil is defending such litigation in court and the potential timeframe for such litigation may extend to 14 years.

In July 2015, Pointer Brazil received another tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $15,886,000 as of December 31, 2019. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse with respect to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. Our legal counsel is of the opinion that it is probable that we will prevail in these proceedings and that no material costs will arise in respect to these claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market and the Tel Aviv Stock Exchange, in each case under the symbol “PWFL.”

Holders

As of March 27, 2020, there were 31 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	-	-	-	$-
November 1, 2019 - November 30, 2019 (1)	1,000	$5.87	-	$-
December 1, 2019 - December 31, 2019 (1)	4,000	$5.94	-	$-
Total	5,000	$5.93	-	$-

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Selected Financial Data

The following table sets forth selected financial data for each of the five years ended December 31, 2019 derived from our audited financial statements. You should read the information in the table below together with the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which discusses the 2017, 2018 and 2019 fiscal years, and our financial statements and related notes and the other financial data included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2016	2017	2018	2019(1)
Consolidated Statement of Operations Data (in thousands, except per share data)
Revenue:
Product revenue	$24,531	$21,366	$23,552	$36,897	$45,416
Service revenue	17,253	15,456	17,406	16,167	36,499
	41,784	36,822	40,958	53,064	81,915
Cost of revenue:
Cost of products	18,018	14,036	13,453	22,638	29,982
Cost of services	6,743	4,492	6,578	4,628	13,569
	24,761	18,528	20,031	27,266	43,551

Gross profit	17,023	18,294	20,927	25,798	38,364

Operating expenses:
Selling, general and administrative expenses	22,041	19,427	20,480	24,671	34,872
Research and development expenses	5,265	5,235	4,538	6,863	8,540
Acquisition related expenses	-	-	-	-	5,135
Total operating expenses	27,306	24,662	25,018	31,534	48,547
Loss from operations	(10,283)	(6,368)	(4,091)	(5,736)	(10,183)
Interest income	360	285	253	262	125
Interest expense	(18)	(293)	(342)	(173)	(948)
Other income (expense), net	(11)	6	(1)	(165)	(50)
Net loss before income taxes	(9,952)	(6,370)	(4,181)	(5,812)	(11,056)
Income tax benefit	-	-	311	-	75
Net loss before minority interest	(9,952)	(6,370)	(3,870)	(5,812)	(10,981)
Minority interest	-	-	-	-	18
Preferred stock dividend	-	-	-	-	(1,084)
Net loss attributable to common shareholders	(9,952)	(6,370)	(3,870)	(5,812)	(12,047)

Net loss per share - basic and diluted	(0.79)	(0.49)	(0.26)	(0.34)	(0.59)

Weighted average shares outstanding - basic and diluted	12,614	12,984	14,961	17,233	20,476

Balance sheet data (at end of period)

Cash and cash equivalents (including restricted cash)	$4,793	$5,277	$5,403	$10,466	$16,703
Investments	1,598	1,614	11,479	4,525	-
Total assets	44,428	44,246	60,932	57,803	223,033
Total debt	-	-	-	-	34,888
Converible redeemable preferred stock	-	-	-	-	47,393
Total stockholders’ equity	20,570	16,002	32,971	31,534	84,180

(1) Financial results for the year ended December 31, 2019 include full year results for I.D. Systems, Inc. and results for Pointer Telocation Ltd. for the period beginning on and after October 3, 2019, the date the Company completed the Transactions. Financial results for the year ended December 31, 2018, 2017, 2016 and 2015 include only results for I.D. Systems, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to compute accurately.

Overview

PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) is a global leader and provider of subscription-based wireless Internet-of-Things (IoT) and machine-to-machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, trailers, containers, cargo, and light vehicles and heavy truck fleets.

As described more fully in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our patented technologies address the needs of organizations to monitor and analyze their assets to improve safety, increase efficiency and productivity, reduce costs, and improve profitability. Our offerings are sold under the global brands PowerFleet, Pointer and Cellocator.

We deliver advanced mobility solutions that connect assets to increase visibility operational efficiency and profitability. Across our vertical markets we differentiate ourselves by being OEM agnostic and helping mixed fleets view and manage their assets similarly. All of our solutions are paired with software as a service, or SaaS, analytics platforms to provide an even deeper layer of insights. These insights include a full set of operational Key Performance Indicators, or KPI’s, to drive operational and strategic decisions. These KPI’s leverage industry comparisons to show how a company is performing versus their peers. The more data the system collects, the more accurate a client’s understanding becomes.

The analytics platform, which is integrated into our customers’ management systems, is designed to provide a single, integrated view of asset and operator activity across multiple locations that provides enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, make a growing contribution to revenue, and add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

We sell our wireless mobility solutions to both corporate-level executives, division heads and site-level management within the enterprise. We also utilize channel partners such as independent dealers and original equipment manufacturers, or OEMs, who may opt for us to white label our product. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail food and grocery distribution, logistics, wholesale distribution, transportation, aviation, manufacturing, aerospace and defense, homeland security and vehicle rental.

We incurred net losses of approximately, $3.9 million, $5.8 million and $12 million for the years ended December 31, 2017, 2018 and 2019, respectively, and have incurred additional net losses since inception. As of December 31, 2019, we had cash (including restricted cash), of $16.7 million, working capital of $29.3 million, and an accumulated deficit of $112.1 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

On January 30, 2019, we completed the acquisition (“CarrierWeb US Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. On July 30, 2019, we completed the acquisition (the “CarrierWeb Ireland Acquisition” and together with the CarrierWeb US Acquisition, the “CarrierWeb Acquisitions”) of substantially all of the assets of CarrierWeb Services Ltd. (“CarrierWeb Ireland”), an affiliate of CarrierWeb, from e*freightrac Holding B.V., the owner of the outstanding equity of CarrierWeb Ireland. The assets we acquired in the CarrierWeb Acquisitions have been integrated into our products. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units. The results of operations from each of the CarrierWeb Acquisitions have been included in our consolidated financial statements from the date of each such acquisition.

On July 31, 2017, we, together with our wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”). The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points. The results of operations of Keytroller have been included in our consolidated financial statements from the date of the Keytroller Acquisition.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

Revenue Recognition

We generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold.

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which do not have stand-alone value to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

We recognize revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as short-term or long-term based upon the terms of future services to be delivered. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

We earn other service revenues from installation services, training and technical support services which are short-term in nature and revenue for these services are recognized at the time of performance or right to invoice.

We recognize revenue on non-recurring engineering services over time, on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known.

We also derive revenue from leasing arrangements. Such arrangements provide for monthly payments covering product or system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

Our contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

We recognize an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over one to five years because the asset relates to the services transferred to the customer during the contract term of one to five years.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $2,437,000, $2,163,000 and $3,794,000 for the years ended December 31, 2017, 2018 and 2019, respectively.

We estimate the fair value of share-based option awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. The Company estimates forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Long-lived Assets

Long-lived assets, which includes definite lived intangible assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Business Combinations

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one reportable segment which is its only reporting unit. We test for an indication of goodwill impairment annually during the fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In the first phase of impairment testing, goodwill attributable to the reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second phase is then performed. The second phase of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2017, 2018 and 2019, the Company performed a qualitative goodwill impairment test and did not incur an impairment charge.

We re-measure the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations. Actual results could differ from such estimates in future periods based on the re-measurement of the fair value.

Income taxes

We use the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2017, 2018 and 2019, there was no such interest or penalty.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our results reflect the operations of (i) Pointer from October 3, 2019, the closing date of the Transactions, (ii) the assets we acquired from CarrierWeb Ireland from July 30, 2019, the closing date of the CarrierWeb Ireland Acquisition, (iii) the assets we acquired from CarrierWeb US from January 30, 2019, the closing date of the CarrierWeb US Acquisition, and (iv) Keytroller from July 31, 2017, the closing date of the Keytroller Acquisition. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2017	2018	2019
Revenue:
Product revenue	57.5%	69.5%	55.4%
Service revenue	42.5%	30.5%	44.6%
	100.0%	100.0%	100.0%
Cost of revenue:
Cost of products	32.8%	42.7%	36.6%
Cost of services	16.1%	8.7%	16.6%
	48.9%	51.4%	53.2%

Gross profit	51.1%	48.6%	46.8%

Operating expenses:
Selling, general and administrative expenses	50.0%	46.5%	42.6%
Research and development expenses	11.1%	12.9%	10.4%
Acquisition related expenses			6.3%
Total operating expenses	61.1%	59.4%	59.3%
Loss from operations	-10.0%	-10.8%	-12.4%
Interest income	0.6%	0.5%	0.2%
Interest expense	-0.8%	-0.3%	-1.2%
Other income (expense), net	0.0%	-0.3%	-0.1%
Net loss before income taxes	-10.2%	-11.0%	-13.5%
Income tax benefit	0.8%	0.0%	0.1%
Net loss before minority interest	-9.4%	-11.0%	-13.4%
Minority interest	0.0%	0.0%	0.0%
Preferred stock dividend	0.0%	0.0%	-1.3%
Net loss attributable to common shareholders	-9.4%	-11.0%	-14.7%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

REVENUES. Revenues increased by approximately $28.9 million, or 54.3%, to $81.9 million in 2019 from $53.1 million in 2018. The increase in revenue is attributable to an increase in revenue resulting from our acquisition of Pointer, which was completed on October 3, 2019, and an increase in PowerFleet for Vehicles solutions revenue which increased to $15.9 million in 2019 compared to $9.6 million in 2018.

Revenues from products increased by approximately $8.5 million, or 23.1%, to $45.4 million in 2019 from $36.9 million in 2018. The increase in product revenue is attributable to an increase in product revenue resulting from our acquisition of Pointer, and an increase in PowerFleet for Vehicles solutions product revenue which increased to $9.6 million in 2019 compared to $8.5 million in 2018

Revenues from services increased by approximately $20.3 million, or 125.8%, to $36.5 million in 2019 from $16.2 million in 2018. The increase in service revenue is attributable to an increase in service revenue resulting from our acquisition of Pointer.

COST OF REVENUES. Cost of revenues increased by approximately $16.3 million, or 59.7%, to $43.6 million in 2019 from $27.3 million in 2018. Gross profit was $38.4 million in 2019 compared to $25.8 million in 2018. As a percentage of revenues, gross profit decreased to 46.8% in 2019 from 48.6% in 2018.

Cost of products increased by approximately $7.3 million, or 32.4%, to $30.0 million in 2019 from $22.6 million in in 2018. Gross profit for products was $15.4 million in 2019 compared to $14.3 million in 2018. As a percentage of product revenues, gross profit decreased to 33.9% in 2019 from 38.6% in 2018. The decrease in gross profit as a percentage of product revenue was principally due to the higher product revenue from PowerFleet for Vehicles solutions which have a lower gross profit percentage.

Cost of services increased by approximately $8.9 million, or 193.2%, to $13.6 million in 2019 from $4.6 million in 2018. Gross profit for services was $22.9 million in 2019 compared to $11.5 million in 2018. The increase in the service revenue gross profit was attributable to the increase in service revenue resulting from our acquisition of Pointer. As a percentage of service revenues, gross profit decreased to 62.8% in 2019 from 71.4% in 2018. The decrease in service gross profit as a percentage of service revenue was principally due to service revenue from the Pointer acquisition having a lower service gross margin than the historical service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $10.2 million, or 41.3%, to $34.9 million in 2019 compared to $24.7 million in 2018. The increase was principally due to our acquisition of Pointer.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $1.7 million, or 24.4%, to $8.5 million in 2019 compared to $6.9 million in 2018 principally due to our acquisition of Pointer.

ACQUISITION-RELATED EXPENSES. Acquisition related expenses increased to approximately $5.1 million in 2019 compared to $-0- principally due to the completion of the Transactions in 2019.

INTEREST EXPENSE. Interest expense increased by $775,000, or 448.0%, to $948,000 in 2018 from $173,000 in 2018, principally due to our credit facility with Bank Hapoalim and convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) that we issued to the Investors at the closing of the Transactions, which were used to partially finance our acquisition of Pointer.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $12.0 million, or $(0.59) per basic and diluted share, for 2019 as compared to net loss of $5.8 million, or $(0.34) per basic and diluted share, for the same period in 2018. The decrease in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

REVENUES. Revenues increased by approximately $12.1 million, or 29.6%, to $53.1 million in 2018 from $41.0 million in 2017. The increase in revenue is attributable to an increase in PowerFleet for Industrial solutions revenue of approximately $6.3 million to $30.0 million in 2018 from $23.7 million in 2017 and PowerFleet for Vehicles solutions revenue of approximately $6.6 million to $9.6 million in 2018 from $3.0 million in 2017, partially offset by a decrease in total PowerFleet for Logistics solutions revenue of approximately $0.8 million to $13.5 million in 2018 from $14.3 million in 2017.

Revenues from products increased by approximately $13.3 million, or 56.7%, to $36.9 million in 2018 from $23.6 million in 2017. PowerFleet for Industrial solutions product revenue increased by approximately $5.2 million to $22.7 million in 2018 from $17.5 million in 2017. The increase in PowerFleet for Industrial solutions product revenue resulted principally from increased product sales of approximately $4.6 million from Keytroller. PowerFleet for Vehicles solutions product revenue increased to approximately $8.5 million in 2018 for units shipped during 2018 under a statement of work we entered into with Avis Budget Car Rental, LLC (“ABCR”) in March 2017. PowerFleet for Logistics solutions product revenue decreased by approximately $0.3 million to $5.8 million in 2018 from $6.0 million in 2017. The decrease in PowerFleet for Logistics solutions product revenue resulted principally from decreased product revenue of approximately $0.4 million from Wal-Mart Stores, Inc.

Revenues from services decreased by approximately $1.2 million, or 7.1%, to $16.2 million in 2018 from $17.4 million in 2017. PowerFleet for Industrial solutions service revenue increased by approximately $1.1 million to $7.3 million in 2018 from $6.2 million in 2017, principally from increased service revenue from the General Motors Company and Toyota Industries Corporation. PowerFleet for Vehicles solutions service revenue decreased by approximately $1.8 million to $1.1 million in 2018 from $2.9 million in 2017 as the prior year included revenue for development work with ABCR that was not present in the current period. PowerFleet for Logistics solutions service revenue decreased by approximately $0.5 million to $7.7 million in 2018 from $8.3 million in 2017 principally due to a decrease in revenue per active units.

COST OF REVENUES. Cost of revenues increased by approximately $7.2 million, or 36.1%, to $27.3 million in 2018 from $20.0 million in 2017. Gross profit was $25.8 million in 2017 compared to $20.9 million for the same period in 2017. As a percentage of revenues, gross profit decreased to 48.6% in 2018 from 51.1% in 2017.

Cost of products increased by approximately $9.2 million, or 68.3%, to $22.6 million in 2018 from $13.5 million in in 2017. Gross profit for products was $14.3 million in 2018 compared to $10.1 million in 2017. The increase in product revenue gross profit was attributable to an increase of approximately $2.6 million in the PowerFleet for Industrial solutions gross profit to $11.6 million in 2018 from $8.9 million in 2017 and an increase in the PowerFleet for Vehicles solutions gross profit to $1.7 million in 2018 from units shipped to ABCR. The PowerFleet for Logistics solutions gross profit decreased approximately $0.2 million to $1.0 million in 2018 from $1.2 in 2017. As a percentage of product revenues, gross profit decreased to 38.6% in 2018 from 42.9% in 2017. The decrease in gross profit as a percentage of product revenue was principally due to the PowerFleet for Vehicles solutions gross profit percentage of 20.3% in 2018. The PowerFleet for Logistics solutions gross profit percentage decreased to 17.1% in 2018 from 19.9% in 2017 principally due to lower hardware unit prices. The PowerFleet for Industrial solutions gross profit percentage of 51% in 2018 remained generally consistent with the 2017 gross profit percentage.

Cost of services decreased by approximately $2.0 million, or 29.6%, to $4.6 million in 2018 from $6.6 million in 2017. Gross profit for services was $11.5 million in 2018 compared to $10.8 million in 2017. The increase in the service revenue gross profit was attributable to an increase in the PowerFleet for Industrial solutions gross profit of approximately $1.1 million to $5.3 million in 2018 from $4.3 million in 2017, partially offset by a decrease in the PowerFleet for Vehicles solutions gross profit of approximately $0.2 million to $0.5 million in 2018 from $0.7 million in 2017. The PowerFleet for Logistics solutions gross profit of approximately $5.8 million in 2018 remained generally consistent with the gross profit of $5.9 million in 2017. As a percentage of service revenues, gross profit increased to 71.4% in 2018 from 62.2% in 2017. The PowerFleet for Industrial solutions gross profit percentage increased to 72.3% in 2018 from 68.5% in 2017 principally due to an increase in service revenue with fixed costs remaining constant. The PowerFleet for Logistics solutions profit percentage increased to 74.5% in 2018 from 71.5% in 2017 principally due to lower communication expenses. The PowerFleet for Vehicles solutions service revenue gross profit percentage increased to 42.9% in 2018 from 22.7% in 2017 as the prior year included SOW#4 development work with ABCR that was not present in the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $4.2 million, or 20.5%, to $24.7 million in 2018 compared to $20.5 million in 2017. The increase was principally due to approximately $1.7 million in SG&A expenses from Keytroller and increases of approximately $1.0 million in litigation and settlements costs, $0.4 million in acquisition related costs, $0.7 million in foreign currency transaction losses, and $0.5 million in sales and marketing expenses related to the introduction of new products. As a percentage of revenues, SG&A expenses decreased to 46.5% in 2018 from 50.0% in the same period in 2017, primarily due to the increase in revenues from 2017 to 2018.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $2.3 million, or 51.2%, to $6.9 million in 2018 compared to $4.5 million in 2017 principally due to the 2017 reallocation of internal product development resources to cost of services for the Avis SOW#4 project as well as continued investment in our logistics visibility products. As a percentage of revenues, research and development expenses increased 12.9% in 2018 from 11.1% in the same period in 2017, primarily due to the increase in expenses noted above.

INTEREST EXPENSE. Interest expense decreased by $169,000, or 49.4%, to $173,000 in 2018 from $342,000 in the same period in 2017, principally due to a decrease in the accretion of the contingent consideration.

INCOME TAX BENEFIT. Income tax benefit decreased to $-0- in 2018 from $311,000 in 2017 from the sale of the New Jersey R&D tax credits during 2017.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $5.8 million, or $(0.34) per basic and diluted share, for 2018 as compared to net loss of $3.9 million, or $(0.26) per basic and diluted share, for the same period in 2017. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2019, we had cash (including restricted cash), cash equivalents and marketable securities of $16.7 million and working capital of $29.3 million, compared to cash, cash equivalents and marketable securities of $14.6 million and working capital of $15.6 million as of December 31, 2018.

On October 3, 2019, in connection with the completion of the Transactions, we issued and sold 50,000 shares of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors for an aggregate purchase price of $50,000,000 pursuant to the terms of the Investment Agreement. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

Also, on October 3, 2019, we issued and sold the Notes to the Investors at the closing of the Transactions. The $5,000,000 principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock (at the original issuance price thereof) upon receipt of the approval by the Company’s stockholders in accordance with Nasdaq rules. The Notes will bear interest at 10% per annum, will mature on the third business day before the first anniversary of their issuance date (unless earlier converted) and may be prepaid in full subject to a prepayment premium. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds will be used for general corporate purposes.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million and $10 million) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

We have on file a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on November 27, 2019. Pursuant to the shelf registration statement, we may offer to the public from time to time, in one or more offerings, up to $60.0 million of our common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering.

Because of the recent outbreak of the novel coronavirus COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of December 31, 2019, we had cash (including restricted cash), cash equivalents and marketable securities of $16.7 million and working capital of $29.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least April 7, 2021.

Our capital requirements depend on a variety of factors, including, but not limited to, the length of the sales cycle, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to bring new products to market, revenue growth or decline and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Net cash used in operating activities was $7.3 million for the year ended December 31, 2019, compared to net cash used in operating activities of $1.7 million for the same period in 2018. The net cash provided by operating activities for the year ended December 31, 2019 reflects a net loss of $11.0 million and includes non-cash charges of $3.8 million for stock-based compensation, $3.3 million for depreciation and amortization expense and $1.0 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $1.1 million;
●	an increase in inventories of $3.3 million; and
●	a decrease in lease liabilities of $1.1 million.

Net cash used in operating activities was $1.7 million for the year ended December 31, 2018, compared to net cash provided by operating activities of $3.9 million for the same period in 2017. The net cash provided by operating activities for the year ended December 31, 2018 reflects a net loss of $5.8 million and includes non-cash charges of $2.2 million for stock-based compensation and $1.6 million for depreciation and amortization expense. Changes in working capital items included:

●	an increase in accounts receivable of $0.6 million;
●	an increase in deferred costs of $0.5 million; and
●	an increase in accounts payable and accrued expenses of $0.6 million.

Investing Activities

Net cash used in investing activities was $65.5 million for the year ended December 31, 2019, compared to net cash provided by investing activities of $6.6 million for the same period in 2018. The change from the same period in 2018 was primarily due to $69.0 million used for our acquisitions of Pointer and CarrierWeb, $1.0 million used for the purchase of fixed assets in 2019 compared to $251,000 used for the purchase of fixed assets in 2018 and $4.6 million provided by the proceeds from the sale and maturities of investments in 2019 compared to $10.0 million in 2018.

Net cash provided by investing activities was $6.6 million for the year ended December 31, 2018, compared to net cash used in investing activities of $17.7 million for the same period in 2017. The change from the same period in 2017 was primarily due to approximately $7.4 million used for the Keytroller Acquisition in 2017 and net proceeds from the sale of investment of approximately $6.8 million in 2018 versus net investment purchases of approximately $10.0 million in 2017.

Financing Activities

Net cash provided by financing activities was $78.6 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $69,000 for the same period in 2018. The change from the same period in 2018 was primarily due to net proceeds from our sale of Series A Preferred Stock to the Investors of $46.3 million, $35.0 million for the proceeds of long-term debt and the Notes, partially offset by $2.0 million due to the repayment of long-term debt.

Net cash provided by financing activities was $69,000 for the year ended December 31, 2018, compared to net cash provided by financing activities of $14.3 million for the same period in 2017. The change from the same period in 2017 was primarily due to net proceeds from a public offering of approximately $16.1 million in 2017 and net repayments of $3.0 million of the revolving credit facility in 2017.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2019:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$5,852	$2,375	$3,029	$448	$-
Terms Loans	29,927	2,790	15,471	11,666	-
	$35,779	$5,165	$18,500	$12,114	$-

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Although we have entered into contracts for services, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

Inflation

We operate in several emerging market economies that are particularly vulnerable to the impact of inflationary pressures that could materially and adversely impact our operations in the foreseeable future.

Business Acquisitions

In addition to focusing on our core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions. For example, in 2009 we acquired Didbox Ltd., a privately held, United Kingdom-based manufacturer and marketer of vehicle operator identification systems, which provides us with a wider range of industrial vehicle management solutions and expands our base of operations in Europe.

In 2010, we entered into a purchase agreement with General Electric Capital Corporation and GE Asset Intelligence, LLC (“GEAI”), pursuant to which we acquired GEAI’s telematics business through the purchase of Asset Intelligence, LLC (“AI”). AI combines web-based software technologies with satellite and cellular communications to deliver data-driven telematics solutions for supply chain asset management. These solutions help secure and optimize the performance of trailers, railcars, containers, and the freight they carry, enabling shippers and carriers to maximize security and efficiency throughout their supply chains.

On July 31, 2017, we completed the Keytroller Acquisition. The business we acquired in the Keytroller Acquisition develops and markets electronic products for managing forklifts and construction vehicles. The Keytroller Acquisition gives us a full suite of industrial fleet management product offerings capable of covering any sized fleet and budget and provides our industrial truck business more scale, both from a product and revenue standpoint and markets its line of forklift management devices mainly through a network of lift truck dealers, offering solutions for different fleet sizes at a wide range of price points.

On January 30, 2019, we completed the CarrierWeb Acquisition. The assets we acquired in the CarrierWeb Acquisition have been integrated into our products. The CarrierWeb Acquisition allows us to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately adds more than 70 customers and 9,000 subscriber units.

On October 3, 2019, we completed the Transactions, as a result of which I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. For further discussion on the Transactions and related transactions, please see Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The Company has not early adopted the new standard for 2019 and is evaluating the impact of the new guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements

In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for adjustments to the tax effect of items in AOCI, that were originally recognized in other comprehensive income, related to the new statutory rate prescribed in the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21%. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the TCJA is recognized. The adoption of this standard on January 1, 2019 had no impact to our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842; refer to Note 14 - Leases for more information.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU was effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PowerFleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PowerFleet, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of Accounting Standards (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019 PowerFleet changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor since 2019.

Iselin, New Jersey

April 7, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of I.D. Systems, Inc. and its Subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the two years then ended, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 1999 to 2018.

EISNERAMPER LLP

Iselin, New Jersey

April 1, 2019

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,159	$16,395
Restricted cash	307	308
Investments - short term	394	-
Accounts receivable, net of allowance for doubtful accounts of $67 and $2,004 in 2018 and 2019, respectively	9,247	27,016
Inventory, net	4,649	16,381
Deferred costs - current	3,660	3,720
Prepaid expenses and other current assets	4,244	7,370
Total current assets	32,660	71,190

Investments - long term	4,131	-
Deferred costs - less current portion	5,409	4,810
Fixed assets, net	2,149	8,240
Goodwill	7,318	89,068
Intangible assets, net	4,705	36,639
Right of use asset	-	7,024
Severance payable fund	-	3,530
Other assets	1,431	2,532
	$57,803	$223,033

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$-	$3,373
Convertible note payable	-	5,000
Accounts payable and accrued expenses	8,027	24,880
Deferred revenue - current	7,902	7,687
Lease liability - current	-	868
Acquisition related contingent consideration and payable - current	946	-
Total current liabilities	16,875	41,808

Long-term debt, less current maturities		26,515
Deferred revenue - less current portion	9,186	8,544
Lease liability - less current portion	-	6,371
Accrued severance payable	-	4,062
Deferred tax liability	-	3,722
Other long-term liabilities	208	438

	26,269	91,460
Commitments and Contingencies (Note 19)

MEZZANINE EQUITY
Convertible redeemable Preferred stock: Series A – 100 shares authorized, $0.01 par value; 51 shares issued and outstanding		47,393

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 19,178 and 30,804 shares issued at December 31, 2018 and 2019, respectively; shares outstanding, 18,166 and 29,743 at December 31, 2018 and 2019, respectively	192	308
Additional paid-in capital	138,693	201,813
Accumulated deficit	(101,180)	(112,143)
Accumulated other comprehensive (loss) gain	(435)	265
Treasury stock; 1,012 and 1,061 common shares at cost at December 31, 2018 and 2019, respectively	(5,736)	(6,053)

Total PowerFleet, Inc. stockholders’ equity	31,534	84,190
Non-controlling interest	-	(10)
Total equity	31,534	84,180
Total liabilities and stockholders’ equity	$57,803	$223,033

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2017	2018	2019

Revenues:
Products	$23,552	$36,897	$45,416
Services	17,406	16,167	36,499

	40,958	53,064	81,915
Cost of Revenues:
Cost of products	13,453	22,638	29,982
Cost of services	6,578	4,628	13,569

	20,031	27,266	43,551

Gross Profit	20,927	25,798	38,364

Operating expenses:
Selling, general and administrative expenses	20,480	24,671	34,872
Research and development expenses	4,538	6,863	8,540
Acquisition-related expenses	-	-	5,135

	25,018	31,534	48,547

Loss from operations	(4,091)	(5,736)	(10,183)
Interest income	253	262	125
Interest expense	(342)	(173)	(948)
Other (expense) income, net	(1)	(165)	(50)

Net loss before income taxes	(4,181)	(5,812)	(11,056)

Income tax benefit	311	-	75

Net loss before non-controlling interest	(3,870)	(5,812)	(10,981)
Non-controlling interest	-	-	18
Preferred stock dividends	-	-	(1,084)

Net loss attributable to common stockholders	$(3,870)	$(5,812)	$(12,047)

Net loss per share - basic and diluted	$(0.26)	$(0.34)	$(0.59)

Weighted average common shares outstanding - basic and diluted	14,961	17,233	20,476

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2017	2018	2019

Net loss attributable to common stockholders	$(3,870)	$(5,812)	$(12,047)

Other comprehensive income (loss), net:

Unrealized gain (loss) on investments, net	(103)	(98)	9
Reclassification of net realized investment gains included in net loss	1	164	38
Foreign currency translation adjustment	(373)	77	653

Total other comprehensive income (loss), net	(475)	143	700

Comprehensive loss	$(4,345)	$(5,669)	$(11,347)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock			Additional		Accumulated Other
	Number of			Paid-in	Accumulated	Comprehensive	Treasury		Non-controlling	Stockholders’
	Shares		Amount	Capital	Deficit	(Loss) Income	Stock		Interest	Equity

Balance at January 1, 2017	14,578		$129	$111,844	$(91,498)	$(103)	$(4,370)	$		$16,002

Net loss attributable to common stockholders	-		-	-	(3,870)	-	-		-	(3,870)
Foreign currency translation adjustment	-		-	-	-	(373)	-		-	(373)
Unrealized loss on investments, net of realized amounts	-		-	-	-	(102)	-		-	(102)
Shares issued pursuant to exercise of stock options	271		3	1,274	-	-	-		-	1,277
Shares issued pursuant to an underwritten public offering, net of issuance costs of $1,200,000	3,000		30	16,035			-		-	16,065
Shares issued pursuant to Keytroller acquisition	296		3	1,997			-		-	2,000
Issuance of restricted shares	240		19	(19)	-	-	-		-	-
Forfeiture of restricted shares	(58)		(1)	1	-	-	-		-	-
Shares withheld pursuant to exercise of stock options	-		-	-	-	-	(465)		-	(465)
Stock based compensation - restricted stock	-		-	1,682	-	-	-		-	1,682
Stock based compensation - options and performance shares	-		-	755	-	-	-		-	755

Balance at December 31, 2017	18,327		$183	$133,569	$(95,368)	$(578)	$(4,835)		$-	$32,971

Net loss attributable to common stockholders	-		-	-	(5,812)	-	-		-	(5,812)
Foreign currency translation adjustment	-		-	-	-	77	-		-	77
Reclassification of realized losses on investments, net of unrealized amounts	-		-	-	-	66	-		-	66
Shares issued relating to acquisition contingent consideration	296		3	1,997	-	-	-		-	2,000
Issuance of restricted shares	434		4	(4)	-	-	-		-	-
Forfeiture of restricted shares	(48)		-	-	-	-	-		-	-
Shares issued pursuant to exercise of stock options	169		2	968	-	-	-		-	970
Shares repurchased pursuant to vesting of restricted stock	-			-	-	-	(652)		-	(652)
Shares withheld pursuant to exercise of stock options	-		-	-	-	-	(249)		-	(249)
Stock based compensation - restricted stock	-		-	1,803	-	-	-		-	1,803
Stock based compensation - options and performance shares	-		-	360	-	-	-		-	360
Balance at December 31, 2018	19,178		$192	$138,693	$(101,180)	$(435)	$(5,736)		$-	$31,534

Net loss attributable to common stockholders	-		-	(1,084)	(10,963)	-	-		-	(12,047)
Foreign currency translation adjustment	-		-	-	-	653	-		8	661
Reclassification of realized losses on investments, net of unrealized amounts	-		-	-	-	47	-		-	47
Shares issued pursuant to Pointer Transactions	10,756		107	57,973	-	-	-		-	58,080
Share based awards assumed Pointer Transaction	-		-	246	-	-	-		-	246
Shares issued relating to Keytroller acquisition consideration	148		1	999	-	-	-		-	1,000
Shares issued pursuant to CarrierWeb acquisition	71		1	405						406
Shares issued pursuant to exercise of stock options	59		1	221	-	-	-		-	222
Issuance of restricted shares	625		6	(6)	-	-	-		-	-
Forfeiture of restricted shares	(40)		-	-	-	-	-		-	-
Vesting of restricted stock units	7		-	-	-	-	-		-	-
Shares withheld pursuant to vesting of restricted stock	-			-	-	-	(317)		-	(317)
Stock based compensation			-	4,213	-	-	-			4,213
Net loss attributable to Non-controlling interest	-	-	-	-	-	-	-		(18)	(18)
Other	-		-	153						153
Balance at December 31, 2019	30,804		$308	$201,813	$(112,143)	$265	$(6,053)		$(10)	$84,180

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Year Ended December 31,
	2017	2018	2019

Cash flows from operating activities (net of net assets acquired):
Net loss before non-controlling interest	$(3,870)	$(5,812)	$(10,981)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Inventory reserve	313	321	207
Stock based compensation expense	2,437	2,163	3,794
Depreciation and amortization	1,132	1,561	3,347
Right of use asset non cash lease expense	-	-	965
Bad debt expense	115	31	319
Change in contingent consideration	94	169	54
Other non-cash items	(69)	85	(40)
Changes in:
Accounts receivable	1,597	(554)	(1,142)
Inventory	87	(384)	(3,283)
Prepaid expenses and other assets	1,206	963	567
Deferred costs	1,790	(471)	539
Deferred revenue	186	(361)	(857)
Accounts payable and accrued expenses	(1,099)	587	360
Lease liabilities	-	-	(1,106)
Accrued severance payable, net	-	-	(12)

Net cash (used in) provided by operating activities	3,919	(1,702)	(7,269)

Cash flows from investing activities:
Acquisitions, net of cash assumed	(7,373)	-	(69,005)
Proceeds from sale of property and equipment	-	-	24
Capital expenditures	(386)	(251)	(1,042)
Purchases of investments	(11,083)	(3,235)	(99)
Proceeds from the sale and maturities of investments	1,113	10,082	4,638

Net cash (used in) provided by investing activities	(17,729)	6,596	(65,484)

Cash flows from financing activities:
Net proceeds from preferred stock offering	-	-	46,309
Proceeds from convertible note	-	-	5,000
Proceeds from long-term debt	-	-	30,000
Repayments of long-term debt	-	-	(2,010)
Debt issuance costs	-	-	(742)
Short-term bank debt, net	-	-	75
Net proceeds from underwritten public offering	16,065	-	-
Revolving credit facility, net	(2,993)	-	-
Proceeds from exercise of stock options	1,277	721	330
Shares withheld pursuant to vesting of restricted stock	-	(652)	(317)

Net cash provided by financing activities	14,349	69	78,645

Effect of foreign exchange rate changes on cash and cash equivalents	(413)	100	345
Net increase in cash, cash equivalents and restricted cash	126	5,063	6,237
Cash, cash equivalents and restricted cash - beginning of period	5,277	5,403	10,466

Cash, cash equivalents and restricted cash - end of period	$5,403	$10,466	$16,703

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$4,972	$5,097	$10,159
Restricted cash	305	306	307
Cash, cash equivalents, and restricted cash, beginning of period	$5,277	$5,403	$10,466

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$5,097	$10,159	$16,395
Restricted cash	306	307	308
Cash, cash equivalents, and restricted cash, end of period	$5,403	$10,466	$16,703

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	-	605
Interest	$130	$-	807

Non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(102)	$66	$47
Shares withheld pursuant to stock issuance	$465	$249	$-
Value of shares issued relating to acquisition contingent consideration		2,000	$1,000
Value of shares issued pursuant to acquisitions	2,000	$-	(58,486)
Contingent consideration relating to acquisition	2,683	$-	-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2019

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

As described more fully in Note 3, on October 3, 2019, PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions (“Pointer Merger Sub”), and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions (“I.D. Systems Merger Sub”), and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

The Company is a global leader and provider of subscription-based wireless Internet-of-Things (IoT) and machine-to-machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, tractor trailers, containers, cargo, and vehicles and truck fleets.

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. PowerFleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the Transactions and commenced operations on October 3, 2019, upon the closing of the Transactions.

Liquidity

As of December 31, 2019, the Company had cash and cash equivalents of $16,395 and working capital of $29,280. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

On October 3, 2019, in connection with the completion of the Transactions, the Company issued and sold 50 shares of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors for an aggregate purchase price of $50,000 pursuant to the terms of the Investment Agreement. The proceeds received from such sale were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer.

Also, on October 3, 2019, the Company issued and sold convertible unsecured promissory notes in the aggregate principal amount of $5,000 (the “Notes”) to the Investors at the closing of the Transactions. The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock (at the original issuance price thereof) upon approval by the Company’s stockholders in accordance with Nasdaq rules. The Notes bear interest at 10% per annum, will mature on the third business day before the first anniversary of their issuance date (unless earlier converted) and may be prepaid in full subject to a prepayment premium. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds may be used for general corporate purposes.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. See Note 12 for additional information.

The Company has on file a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on November 27, 2019. Pursuant to the shelf registration statement, the Company may offer to the public from time to time, in one or more offerings, up to $60,000 of its common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least April 7, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A]	Principles of consolidation:

The consolidated financial statements include the accounts of PowerFleet Inc. and its subsidiaries (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

[B]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to measurements of fair value of assets acquired and liabilities assumed and acquisition-related contingent consideration, realization of deferred tax assets, the impairment of tangible and intangible assets, the assessment of the Company’s incremental borrowing rate used to determine its right-of-use asset and lease liability, deferred revenue and stock-based compensation costs. Actual results could differ from those estimates.

[C]	Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2018 and 2019 consists of cash held in escrow for purchases from a vendor.

[D]	Investments:

The Company’s investments include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and commercial paper, which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. All of the Company’s investments are currently classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported within comprehensive income or (loss). The Company has classified as short-term those securities that mature within one year and all other securities are classified as long-term. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Net realized gains and losses from the sale of investment securities available for sale are included in “other income” in the consolidated statement of operations. Dividend and interest income are recognized when earned. Investments as of December 31, 2018 and 2019 were $4,525 and $-0-, respectively.

[E]	Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $67 and $2,004 in 2018 and 2019, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[F]	Revenue recognition:

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold (see Note 13).

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which do not have stand-alone value to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

The Company recognizes revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as short-term or long-term based upon the terms of future services to be delivered. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

The Company earns other service revenues from installation services, training and technical support services which are short-term in nature and revenue for these services are recognized at the time of performance or right to invoice.

The Company recognizes revenue on non-recurring engineering services over time, on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known.

The Company also derives revenue from leasing arrangements. Such arrangements provide for monthly payments covering product or system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. Adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

The Company recognizes an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over one to five years because the asset relates to the services transferred to the customer during the contract term of one to five years.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

[G]	Deferred costs:

Deferred product costs consist of logistics visibility solutions equipment costs deferred in accordance with our revenue recognition policy. The Company evaluates the realizability of the carrying amount of the deferred contract costs. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

[H]	Inventory:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory consists of components, work in process and finished products.

Inventory valuation reserves are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

[I]	Fixed assets and depreciation:

Fixed assets are recorded at cost, net of accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. The following table provides the range of estimated useful lives used for each asset type:

Useful Life (years)
Computer software	3 - 5
Installed products	3 - 5
Computers and electronic equipment	3 - 10
Furniture and fixtures	5 - 7
Leasehold improvements	Shorter of useful life or lease term

[J]	Long-lived assets:

Long-lived assets, which includes definite lived intangible assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

[K]	Business Combinations:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one operating segment which is its only reporting unit. The Company tests for an indication of goodwill impairment annually during the fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

In the evaluation of goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured under step two of the impairment analysis. In the first phase of impairment testing, goodwill attributable to the reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second phase is then performed. The second phase of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For the years ended December 31, 2017, 2018 and 2019, the Company performed a qualitative goodwill impairment test and did not incur an impairment charge.

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations. Actual results could differ from such estimates in future periods based on the re-measurement of the fair value. The contingent consideration was paid during 2019.

[L]	Product warranties:

The Company typically provides a 1 – 3 year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[M]	Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $4,538, $6,863 and $8,540 in 2017, 2018 and 2019, respectively.

[N]	Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[O]	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and trade payables.

The Company’s cash and cash equivalents are invested primarily in deposits with major banks worldwide. Generally, these deposits may be redeemed upon demand and, therefore, bear low risk. Management believes that the financial institutions that hold the Company’s investments have a high credit rating.

For the year ended December 31, 2019, one customer accounted for 20% of the Company’s revenue.

For the year ended December 31, 2018, two customers accounted for 18% and 10% of the Company’s revenue, respectively, and one customer accounted for 11% of the Company’s accounts receivable as of December 31, 2018. Two customers accounted for 19% and 13% of finance receivables as of December 31, 2018.

One customer accounted for 16% the Company’s revenue during the year ended and as of December 31, 2017 and two customers accounted for 14% and 11% of the Company’s accounts receivable as of December 31, 2017. One customer accounted for 14% of finance receivables as of December 31, 2017.

[P]	Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2017, 2018 and 2019.

[Q]	Severance Pay:

The liability of the Company’s subsidiaries in Israel for severance pay is calculated pursuant to Israel’s Severance Pay Law 5273-1963 (the “Severance Law”) based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date and are presented on an undiscounted basis (the “Shut Down Method”). Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability for the Company and its subsidiaries in Israel is fully provided by monthly deposits with insurance policies and by accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits or losses accumulated to balance sheet date.

Some of the Company’s employees are subject to Section 14 of the Severance Law and the General Approval of the Labor Minister dated June 30, 1998, issued in accordance to the said Section 14, mandating that upon termination of such employees’ employment, all the amounts accrued in their insurance policies shall be released to them. The severance pay liabilities and deposits covered by these plans are not reflected in the balance sheet as the severance pay risks have been irrevocably transferred to the severance funds.

[R]	Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $2,437, $2,163 and $3,794 for the years ended December 31, 2017, 2018 and 2019, respectively.

The Company estimates the fair value of share-based option awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. The Company estimates forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

[S]	Income taxes:

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2017, 2018 and 2019, there was no such interest or penalty.

[T]	Fair value of financial instruments:

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

At December 31, 2019, the Company’s investments in securities are classified as Level 1 for fair value measurement.

The Company’s cash and cash equivalents and investments in securities are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivables, accounts payable and accrued liabilities and short term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s long term debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements.

	December 31, 2019
	Carrying Amount	Fair Value
Long term debt	$29,203	$29,203

[U]	Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2017, 2018 and 2019 amounted to $538, $996 and $1,228, respectively.

[V]	Foreign currency translation:

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency financial of $(373), $77 and $653 at December 31, 2017, 2018 and 2019, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation gains (losses) for the years ended December 31, 2017, 2018 and 2019 of $456, $(214) and $(467), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations.

[W]	Commitments and contingencies:

From time to time, the Company is involved in various litigation matters involving claims incidental to its business and acquisitions, including employment matters, acquisition related claims, patent infringement and contractual matters, among other issues. While the outcome of any such litigation matters cannot be predicted with certainty, management currently believes that the outcome of these proceedings, including the matters described below, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations or financial condition. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

[X]	Recently issued accounting pronouncements:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The Company has not early adopted the new standard for 2019 and is evaluating the impact of the new guidance on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for adjustments to the tax effect of items in AOCI, that were originally recognized in other comprehensive income, related to the new statutory rate prescribed in the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21%. The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the US federal corporate income tax rate in the TCJA is recognized. The adoption of this standard on January 1, 2019 had no impact to our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For leases with a term of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Also, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): “Targeted Improvements,” which provides an optional transition method to allow entities, on adoption of ASU 2016-02, to report prior periods under previous lease accounting guidance. The revised guidance must be applied on a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The revised guidance is effective for the Company beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Topic 842; refer to Note 14 - Leases for more information.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU was effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial results.

[Y]	Reclassifications:

Certain prior amounts have been reclassified to conform with the current year presentation for comparative purposes. These reclassifications had no effect on the previously reported results of operations.

NOTE 3 - ACQUISITIONS

Pointer Transactions

On October 3, 2019 (the “Closing Date”), in connection with the completion of the Transactions and pursuant to the terms of the Investment Agreement, I.D. Systems reorganized into a new holding company structure by merging I.D. Systems Merger Sub with and into I.D. Systems (the “I.D. Systems Merger”), with I.D. Systems surviving as a direct, wholly-owned subsidiary of PowerFleet. Also on October 3, 2019, pursuant to the terms of the Merger Agreement, Pointer Merger Sub merged with and into Pointer (the “Pointer Merger”), with Pointer surviving as a direct, wholly-owned subsidiary of PowerFleet Israel and an indirect, wholly-owned subsidiary of PowerFleet. As a result of the Transactions, I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of PowerFleet and Pointer became an indirect, wholly-owned subsidiary of PowerFleet. In addition, as a result of the Transactions, PowerFleet became a publicly traded corporation and former I.D. Systems stockholders and former Pointer shareholders received common stock of PowerFleet. I.D. Systems common stock ceased trading on the Nasdaq Global Market and Pointer ordinary shares ceased trading on the Nasdaq Capital Market and the Tel Aviv Stock Exchange (“TASE”), following the close of trading on October 2, 2019 and at the effectiveness of the Pointer Merger on October 3, 2019, respectively, and PowerFleet common stock commenced trading on the Nasdaq Global Market on October 3, 2019 and on the TASE on October 6, 2019, in each case under the symbol “PWFL”.

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

Total consideration for the Transactions of $130,200 included (i) $71,874 in cash paid at closing, (ii) 10,756 shares of PowerFleet common stock issued at closing with a fair value of $58,080 and (iii) $246 for share-based awards assumed.

The Cash Consideration was financed using (i) net proceeds of the issuance and sale by PowerFleet of 50 shares of Series A Preferred Stock to the Investors for an aggregate purchase price of $50,000 pursuant to the terms of the Investment Agreement, and (ii) term loan borrowings by PowerFleet Israel on the Closing Date of $30,000 under the Credit Agreement.

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

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the Transactions. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and the estimates and assumptions are subject to change during the one-year measurement period and primarily related to income taxes. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company. I.D. Systems has been determined to be the accounting acquirer in the Transactions.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$19,701
Inventory	8,666
Other assets	26,403
Customer relationships	15,610
Trademark and tradename	6,096
Technology	10,911
Goodwill (a)	78,198
Less: Current liabilities assumed	(21,055)
Less: Non current liabilities assumed	(14,330)
Net assets acquired	$130,200

(a)	The goodwill is not deductible for tax purposes.

The results of operations of Pointer have been included in the consolidated statement of operations as of the effective date of the Transactions. The following revenue and operating income of Pointer are included in the Company’s consolidated results of operations:

Year Ended
December 31, 2019

Revenues	$18,594
Operating loss	$(1,665)

CarrierWeb Acquisitions

On January 30, 2019, the Company completed the acquisition (the “CarrierWeb US Acquisition”) of substantially all of the assets of CarrierWeb, L.L.C. (“CarrierWeb”), an Atlanta-based provider of real-time in-cab mobile communications technology, electronic logging devices, two-way refrigerated command and control, and trailer tracking. Aggregate consideration for the CarrierWeb US Acquisition was $3,500, consisting of (i) a closing cash payment of $2,800 which consisted of cash of $2,150 and a credit bid by the Company in the amount of the aggregate principal amount plus accrued and unpaid interest outstanding under a $650 debtor-in-possession loan made by the Company to CarrierWeb on January 11, 2019, and (ii) a $700 payment in April 2019, when CarrierWeb Services Ltd. (“CarrierWeb Ireland”) was restored to the Register of Companies in Ireland. The CarrierWeb US Acquisition was subject to the entry of a sale order by the United States Bankruptcy Court for the Northern District of Georgia approving such acquisition. The sale order was entered on January 28, 2019. In connection with the restoration of CarrierWeb Ireland to the Register of Companies in Ireland, the Company also made certain loans to CarrierWeb Ireland in the aggregate principal amount of $300.

On July 30, 2019, the Company completed the acquisition (the “CarrierWeb Ireland Acquisition” and together with the CarrierWeb US Acquisition, the “CarrierWeb Acquisitions”) of substantially all of the assets of CarrierWeb Ireland, an affiliate of CarrierWeb, from e*freightrac Holding B.V., the owner of the outstanding equity of CarrierWeb Ireland. Consideration for the CarrierWeb Ireland Acquisition included (i) $550 in cash paid at closing, and (ii) 127 shares of the Company’s common stock, less (1) 56 shares for the satisfaction of aggregate principal amount plus accrued and unpaid interest outstanding under $300 loans, less (2) 44 shares held back with an estimated fair value of $250, which were released in November 2019.

The assets the Company acquired in the CarrierWeb Acquisitions have been integrated into the Company’s products. In connection with the CarrierWeb Acquisitions, the Company offered employment to all of the former employees of CarrierWeb and CarrierWeb Ireland. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units. For the year ended December 31, 2019, the Company incurred acquisition-related expenses of approximately $229, which are included in acquisition-related fees.

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

The following table summarizes the final purchase price allocation of CarrierWeb and CarrierWeb Ireland based on the fair values of the net assets acquired at the acquisition date:

Accounts receivable	$192
Inventory	200
Other assets	26
Customer relationships	531
Trademark and tradename	90
Patents	628
Goodwill (a)	3,108
Net assets acquired	$4,775

(a)	The goodwill is fully deductible for tax purposes.

The results of operations from each of the CarrierWeb Acquisitions have been included in the consolidated statement of operations as of the effective date of each such acquisition. For the year ended December 31, 2019, the CarrierWeb Acquisitions contributed an aggregate of approximately $3,809 to the Company’s revenues. Operating income contributed by the CarrierWeb Acquisitions was not separately identifiable due to Company’s integration activities and is impracticable to provide.

Keytroller Acquisition

On July 31, 2017, I.D. Systems, together with its wholly-owned subsidiary Keytroller, LLC, a Delaware limited liability company (“Keytroller”), acquired substantially all of the assets of Keytroller, LLC, a Florida limited liability company (the “Keytroller Acquisition”), pursuant to an asset purchase agreement (as amended, the “Keytroller Purchase Agreement”) by and among I.D. Systems, Keytroller, Keytroller, LLC, a Florida limited liability company (n/k/a Sparkey, LLC) (“Sparkey”) and the principals of Sparkey party thereto. Consideration for the Keytroller Acquisition included (i) $7,098 in cash paid at closing, (ii) 296 shares of I.D. Systems’ common stock issued at closing with a fair value of $2,000 and (iii) up to $3,000 of shares of I.D. Systems’ common stock as potential earn-out payments to be made on the first and second anniversaries of the closing date of the Keytroller Acquisition, computed in accordance with the terms of the Keytroller Purchase Agreement. The potential earn-out payments were estimated at a fair value of $2,683. The contingent consideration was discounted at an interest rate of 14.6%, which represents the Company’s weighted-average discount rate. During the fourth quarter of 2017, I.D. Systems paid a post-closing working capital adjustment of $275. On September 14, 2018, I.D. Systems issued 296 shares of its common stock for the earn-out payment for the twelve-month period ending on the first anniversary of the closing date of the Keytroller Acquisition. On August 17, 2019, I.D. Systems issued 148 shares of its common stock for the final earn-out payment for the twelve-month period ending on the second anniversary of the closing date of the Keytroller Acquisition.

The Company incurred acquisition-related expenses of approximately $301 which are included in selling, general and administrative expenses for the year ended December 31, 2017.

The purchase method of accounting in accordance with ASC805, Business Combinations, was applied for the CarrierWeb Acquisitions. This requires the total cost of an acquisition to be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition with the excess cost accounted for as goodwill. Goodwill arising from the acquisition is attributable to expected product and sales synergies from combining the operations of the acquired business with those of the Company. Contingent consideration related to acquisitions are recorded at fair value (level 3) with changes in fair value recorded in other (expense) income, net.

The following table summarizes the final purchase price allocation based on the fair values of the net assets acquired at the acquisition date:

Accounts receivable	$835
Inventory	1,066
Other assets	42
Intangibles	5,086
Goodwill	5,481
Less: Current liabilities assumed	(454)
Net assets acquired	$12,056

The goodwill is fully deductible for tax purposes, except the contingent consideration which is deductible only when paid.

The results of operations of Keytroller have been included in the consolidated statement of operations as of the effective date of the Keytroller Acquisition. The following revenue and operating income of Keytroller are included in the Company’s consolidated results of operations for the year ended December 31, 2017:

Year Ended
December 31, 2017

Revenues	$3,468
Operating income	$708

The following table represents the combined pro forma revenue and earnings for the year ended December 31, 2017, 2018 and 2019:

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2018 (b)		December 31, 2019 (b)
	Historical	Pro Forma Combined (a)	Historical	Pro Forma Combined	Historical	Pro Forma Combined
		(Unaudited)		(Unaudited)		(Unaudited)
Revenues	$40,958	$44,796	$53,064	$130,419	$81,915	$135,126
Operating (loss) income	(4,091)	(3,617)	(5,736)	69	(10,183)	(10,833)
Net loss per share - basic and diluted	$(0.26)	$(0.24)	$(0.34)	$(0.32)	$(0.59)	$(0.66)

(a)	Includes pro forma results for the Keytroller Acquisition.
(b)	Includes pro forma results for the Transactions. Pro forma results for the CarrierWeb Acquisitions are impracticable to provide as the acquisition was a carve-out from a bankruptcy transaction.

The combined pro forma revenue and earnings for the years ended December 31, 2017 for the Keytroller Acquisition and for the years ended December 31, 2018 and 2019 for the Transactions were prepared as though such transactions had occurred as of January 1, 2017 and January 1, 2018, respectively. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pointer. This summary is not necessarily indicative of what the results of operations would have been had the Transactions occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 4 - REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2017, 2018 and 2019.

	Year Ended December 31,
	2017	2018	2019

Products	$23,552	$36,897	$45,416
Services	17,406	16,167	36,499

	$40,958	$53,064	$81,915

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2018 and 2019 are as follows:

	December 31,
	2018	2019

Assets:
Deferred sales commissions to employees	$585	$2,196
Deferred costs	$9,069	$8,530

Liabilities:
Contract liabilities (1)	$-	$1,098
Deferred revenue -other (1)	305	227
Deferred maintenance and SaaS revenue (1)	4,607	5,072
Deferred logistics visibility solutions product revenue (1)	12,176	10,932

	17,088	17,329
Less: Deferred revenue and contract liabilities - Current portion	7,902	(8,536)

Deferred revenue and contract liabilities - less current portion	$9,186	$8,793

(1)	The Company record deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2018 and 2019, the Company recognized revenue of $11,813 and $12,082, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2024, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

Development projects with Avis Budget Car Rental, LLC

On March 18, 2017 (the “SOW#4 Effective Date”), the Company entered into a statement of work (the “SOW#4”) with Avis Budget Car Rental, LLC (“ABCR”), a subsidiary of Avis Budget Group, Inc. (“Avis”), for 50,000 units of the Company’s cellular-enabled rental fleet car management system (the “System”) and maintenance and support of the System (“Maintenance Services”) for sixty months from installation of the equipment for the consideration of approximately $21,270. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such twelve-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

The Company recognized SOW#4 development project revenue of $2,470 and $-0- during the years ended December 31, 2017 and 2018, respectively. The Company recognized SOW#4 product revenue of $-0- and $8,491 during the years ended December 31, 2017 and 2018, respectively.

On December 3, 2018 (the “SOW#5 Effective Date”), the Company entered into a statement of work (the “SOW#5”) with ABCR for 75,000 units of the System and Maintenance Services for sixty months from installation of the equipment and the non-recurring engineering (“NRE”) services for development of additional features and functionality for the consideration of approximately $33,000. ABCR has an option to purchase additional units and has the option to renew the Maintenance Services period for an additional twelve months upon its expiry, and then after such twelve-month period, ABCR can purchase additional Maintenance Services on a month-to-month basis (during which ABCR can terminate the Maintenance Services) for up to forty-eight additional months.

For the years ended December 31, 2018 and 2019, the Company recognized SOW#5 NRE revenue of $-0- and $3,823 respectively.

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

The SOW#5 provides for a period of exclusivity commencing on the SOW#5 Effective Date and ending twelve months after the SOW#5 Effective Date, which may be extended in six-month increments by Avis under certain conditions. The period of exclusivity expired and was not renewed.

NOTE 5 – INVESTMENTS

The Company’s investments as of December 31, 2018 include debt securities, U.S. Treasury Notes, government and state agency bonds, corporate bonds and commercial paper which are classified as either available for sale, held to maturity or trading, depending on management’s investment intentions relating to these securities. As of December 31, 2018, all of the Company’s investments are classified as available for sale. Available for sale securities are measured at fair value based on quoted market values of the securities, with the unrealized gain and (losses) reported as comprehensive income or (loss). For the years ended December 31, 2017, 2018 and 2019, the Company reported unrealized (losses) gains, net of realized amounts, of $(103), $(98) and $9, respectively, on available for sale securities in total comprehensive loss. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. The Company has classified as short-term those securities that mature within one year. All other securities are classified as long-term.

The cost, gross unrealized gains (losses) and fair value of available for sale securities by major security type at December 31, 2018 were as follows:

		Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Loss	Value
Investments - short term
U.S. Treasury Notes	$302	$1	$-	$303
Corporate bonds and commercial paper	91	-	-	91
Total investments - short term	393	1		394

Investments - long term
U.S. Treasury Notes	1,569	-	(2)	1,567
Government agency bonds	1,548	-	(23)	1,525
Corporate bonds	1,062	-	(23)	1,039

Total investments - long term	4,179	-	(48)	4,131

Total investments - available for sale	$4,572	$1	$(48)	$4,525

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2019

Finance receivables, current	$1,036	$893
Prepaid expenses	2,274	3,221
Contract assets	585	1,335
Other current assets	349	1,921

	$4,244	$7,370

NOTE 7 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory consists of components, work in process and finished products. Inventories are shown net of valuation reserves of $119 and $487 at December 31, 2018 and 2019, respectively.

Inventories consist of the following:

	December 31,
	2018	2019

Components	$2,218	$8,183
Work in process	-	210
Finished goods, net	2,431	7,988

	$4,649	$16,381

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31,
	2018	2019

Installed products	$-	$3,180
Computer software	5,633	5,635
Computer and electronic equipment	3,778	6,231
Furniture and fixtures	526	1,364
Leasehold improvements	181	641

	10,118	17,051
Accumulated depreciation and amortization	(7,969)	(8,811)

	$2,149	$8,240

Depreciation and amortization expense for the years ended December 31, 2017, 2018 and 2019 was $757, $849 and $1,380, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2017, 2018 and 2019 of $410, $528 and $528, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2019 and 2018:

December 31, 2019	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	9 - 12	$19,299	$(1,108)	$18,191
Trademark and tradename	3 - 15	7,553	(488)	7,065
Patents	7 - 11	2,117	(1,436)	681
Technology	7	10,911	(634)	10,277
Favorable contract interest	4	388	(234)	154
Covenant not to compete	5	208	(102)	106
		40,476	(4,002)	36,474

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$40,641	$(4,002)	$36,639

December 31, 2018	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	10	$3,123	$(442)	$2,681
Trademark and tradename	10 - 15	1,367	(178)	1,189
Patents	11	1,489	(1,218)	271
Favorable contract interest	5	388	(137)	251
Covenant not to compete	5	208	(60)	148
		6,575	(2,035)	4,540

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$6,740	$(2,035)	$4,705

The Company tests the goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. As of December 31, 2018 and 2019, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2018 and 2019, as the Company expects to continue to derive future benefits from these intangible assets.

At December 31, 2019, the weighted-average amortization period for the intangible assets was 9.0 years. At December 31, 2019, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, favorable contract interests and covenant not to compete were 11.9, 4.5, 7.5, 4.0 and 5.0 years, respectively.

Amortization expense for the years ended December 31, 2017, 2018 and 2019 was $375, $712 and $1,967, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:

2020	$5,329
2021	5,153
2022	4,479
2023	4,434
2024	4,431
Thereafter	12,648
$36,474

The change in goodwill from January 1, 2019 to December 31, 2019 is as follows:

Balance of as January 1, 2019	$7,318
Pointer acquisition	78,642
CarrierWeb acquisitions	3,108
Balance as of December 31, 2019	$89,068

NOTE 10 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2017	2018	2019

Net loss attributable to common stockholders	$(3,870)	$(5,812)	$(12,047)

Weighted-average common shares outstanding - basic and diluted	14,961	17,233	20,476

Net loss attributable to common stockholders - basic and diluted	$(0.26)	$(0.34)	$(0.59)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the years ended December 31, 2017, 2018 and 2019, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and convertible note payable, and vesting of restricted stock and restricted stock units totaling 1,831, 1,788 and 12,865, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - STOCK-BASED COMPENSATION

In June 2018, I.D. Systems’ stockholders approved the I.D. Systems, Inc. 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which I.D. Systems may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500 shares of I.D. Systems’ common stock with a vesting period of approximately four to five years. Upon the adoption of the 2018 Plan, the I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan and the I.D. Systems, Inc. 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans. In connection with the completion of the Transactions, I.D. Systems assigned to PowerFleet and PowerFleet assumed all obligations of I.D. Systems pursuant to the 2018 Plan, which was amended to, among other things, increase the number of shares available for issuance thereunder by 3,000 shares to 4,500 and to rename the plan to the PowerFleet, Inc. 2018 Incentive Plan. There were 823 shares available for future issuance under the 2018 Plan as of December 31, 2019.

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

In connection with the Transactions, on March 13, 2019, I.D. Systems’ board of directors approved the grant of options to purchase 350 shares of the Company’s common stock to Chris Wolfe, the Company’s Chief Executive Officer, and the grant of options to purchase 150 shares of the Company’s common stock to Ned Mavrommatis, the Company’s Chief Financial Officer. The options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions.

On October 3, 2019, in connection with the completion of the Transactions, the Company’s board of directors approved the grant of additional options to purchase 350 shares of the Company’s common stock to Mr. Wolfe and the grant of additional options to purchase 150 shares of the Company’s common stock to Mr. Mavrommatis. Such additional options are subject to the terms of the 2018 Plan, have an exercise price of $6.00 per share, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions.

In connection with Mr. David Mahlab’s retirement from his role as the Chief Executive Officer International of the Company, the Company modified the vesting and exercise period of all unvested restricted stock, stock options and restricted stock units previously granted to Mr. Mahlab. Due to the modification of the terms of Mr. Mahlab’s stock options, restricted stock and restricted stock units, the Company recognized additional stock based compensation expense of $1,261 for the year ended December 31, 2019.

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2017, 2018 and 2019 and changes during the years then ended, is presented below:

	2017		2018		2019
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,243	$5.08	1,290	$5.33	1,220	$5.37
Share-based payments assumed	-	-	-	-	127	4.35
Granted	350	6.00	120	6.41	2,829	5.99
Exercised	(271)	4.72	(169)	5.73	(59)	3.79
Forfeited or expired	(32)	8.26	(21)	5.96	(39)	6.22

Outstanding at end of year	1,290	$5.33	1,220	$5.37	4,078	$5.79

Exercisable at end of year	667	$5.11	695	$5.07	847	$5.71

The following table summarizes information about stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted -
		Average
		Remaining	Weighted-		Weighted-
Exercise	Number	Contractual	Average	Number	Average
Prices ($)	Outstanding	Life in Years	Exercise Price	Outstanding	Exercise Price

2.06 - 4.87	393	5	$4.20	242	$4.10
4.88 - 5.70	235	5	5.37	199	5.41
5.71 - 5.97	1,652	9	5.86	213	5.81
5.98 - 6.90	1,798	9	6.11	193	6.06

	4,078	8	$5.79	847	$5.71

	As of December 31, 2019
		Weighted Average Remaining
	Aggregate Intrinsic Value	Contractual Life in Years

Options outstanding	$503	8
Options exercisable	$339	7

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31,
	2017	2018	2019

Expected volatility	42.4%	42.8%	42.11%
Expected life of options	4.0 years	4.4 years	6.7 years
Risk free interest rate	1.69%	2.72%	1.64%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$2.11	$2.46	$2.2

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2017, 2018 and 2019, the Company recorded $411, $397 and $1,516, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2017, 2018 and 2019 was $291, $413 and $476, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2018 and 2019 was $375, $162 and $119, respectively.

As of December 31, 2019, there was $4,461 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.43 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2017, 2018 and 2019 is as follows:

		Weighted -
		Average
	Number of	Grant
	Non-vested	Date
	Shares	Fair Value

Non-vested at January 1, 2017	392	$5.45
Granted	240	6.26
Vested	(194)	5.42
Forfeited	(8)	5.69

Non-vested at December 31, 2017	430	$5.91
Granted	434	7.02
Vested	(266)	6.07
Forfeited	(30)	6.54

Non-vested at December 31, 2018	568	$6.65
Granted	625	5.82
Vested	(276)	6.40
Forfeited	(40)	5.88

Non-vested at December 31, 2019	877	$6.17

For the years ended December 31, 2017, 2018 and 2019, the Company recorded $1,682, $1,803, and $2,061 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2019, there was $4,134 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.96 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the year ended December 31, 2019:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value

Pointer share-based payments assumed	260	$5.60
Vested	(7)	5.60
Forfeited	-	-

Restricted stock units, non-vested, December 31, 2019	253	$5.60

For the year ended December 31, 2019, the Company recorded $217 of stock-based compensation expense in connection with the RSUs. As of December 31, 2019, there was $843 of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.71 years.

[D] Performance Shares:

In January 2016, the Company granted 295,000 performance shares to employees pursuant to the 2015 Equity Compensation Plan. The shares are unvested at the time of grant and, upon vesting, there are no contractual restrictions on the shares. The vesting of the shares is subject to the achievement of performance goals during a two-year period from the date of issuance, with the ability to achieve prorated vesting of the shares during interim annual measurement periods. If the performance goals are not met, the performance shares will not vest and will automatically be returned to the plan. If the performance goals are met, then the shares will be issued to the employees.

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2016, 2017 and 2018:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Performance shares, non-vested, at January 1, 2017	261	4.07
Granted	-	$-
Vested	(100)	4.07
Forfeited	(50)	4.07
Performance shares, non-vested, at December 31, 2017	111	4.07
Granted	-	$-
Vested	(93)	4.07
Forfeited	(18)	4.07
Performance shares, non-vested, at December 31, 2018	-	-
Granted	-	$-
Vested	-	-
Forfeited	-	-

Performance shares, non-vested, December 31, 2019	-	$-

For the years ended December 31, 2017, 2018 and 2019, the Company recorded $344 $(37) and $-0- respectively, of stock-based compensation expense in connection with the performance shares.

NOTE 12 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31,
	2018	2019

Short-term bank debt bearing interest at 17% per annum	$-	$685
Current maturities of long-term debt		2,688
Convertible note payable	$-	$5,000
Long term debt – less current maturities	$-	$26,515

Convertible notes payable

In connection with the Transactions, the Company issued the Notes to the Investors in the aggregate principal amount of $5,000 at the closing of the Transactions. The Notes bear interest at 10% per annum, will mature on September 30, 2020 and may be prepaid in full subject to a prepayment premium. The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock at the original issuance price thereof of $1,000.00 per share upon approval by the Company’s stockholders in accordance with Nasdaq rules.

Long term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the Closing Date under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company will be required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of December 31, 2019, no amounts were outstanding under the revolving credit facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of December 31, 2019.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the year ended December 31, 2019, amortization of the debt issuance costs was $18. The Company recorded charges of $379 to interest expense on its consolidated statements of operations for each of the years ended December 31, 2019 and 2018, related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A and Term B facilities as of December 31, 2019 are as follows:

Year ending December 31:

2020	$2,688
2021	5,009
2022	5,375
2023	4,520
2024	11,611

29,203
Less: Current portion	2,688
Total	$26,515

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is to be due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2018	2019

Accounts payable	$6,644	$15,400
Accrued warranty	422	632
Accrued compensation	870	5,517
Contract liabilities	-	849
Government authorities	-	2,172
Other current liabilities	91	310

	$8,027	$24,880

The Company’s products are warranted against defects in materials and workmanship for a period of 1-3 years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2018 and 2019.

The following table summarizes warranty activity during the years ended December 31, 2018 and 2019:

	Year Ended
	2018	2019

Accrued warranty reserve, beginning of year	$535	$422
Accrued warranties assumed		483
Accrual for product warranties issued	192	574
Product replacements and other warranty expenditures	(182)	484)
Expiration of warranties	(123)	(253)

Accrued warranty reserve, end of period (a)	$422	$742

(a) Includes accrued warranty and other liabilities at December 31, 2018 and 2019 of $-0- and $110, respectively.

NOTE 14 - LEASES

In February 2016, the FASB issued ASU 2016-02, which is effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 prospectively as of January 1, 2019, the date of initial application, and therefore prior comparative periods were not adjusted. As part of the adoption, the Company elected the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities.

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. The Company considered these options to extend in determining the lease term used to establish the Company’s right-of use assets and lease liabilities once reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

Year Ended December 31, 2019

Short term lease cost	$1,144

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Year Ended December 31, 2019

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,689

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2019

Weighted-average remaining lease term (in years)	2.9
Weighted-average discount rate	2.3%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2019 are as follows:

Year ending December 31,
2020	$3,352
2021	1,617
2022	1,113
2023	950
2024	626
Thereafter	260
Total lease payments	7,918
Less: Imputed interest	(679)
Present value of lease liabilities	$7,239

NOTE 15 - STOCKHOLDERS’ EQUITY

[A]	Public Offering:

On July 17, 2017, the Company closed an underwritten public offering consisting of 2,609 shares of common stock at a price per share of $5.75. In addition, the underwriters of the public offering exercised in full their option to purchase an additional 391 shares of common stock. Including this option exercise, the aggregate gross proceeds from the offering of a total of 3,000 shares of common stock, before deducting discounts and commissions and offering expenses, were approximately $17.3 million. Net proceeds from the public offering were approximately $16.1 million. The Company used a portion of the net proceeds from the offering to fund the Keytroller Acquisition and the remainder of the net proceeds for general corporate purposes.

[B]	Redeemable Preferred stock:

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 49 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock. During 2019 the Company issued an additional share as payment for the earned dividends.

Liquidation

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the original issuance price of $1,000.00 per share, subject to certain adjustments (the “Series A Issue Price”), plus all accrued and unpaid dividends thereon (except in the case of a deemed liquidation event, then 150% of such amount) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation.

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Charter. During the year ended December 31, 2019, the Company issued dividends in the amounts of 917 shares to the holders of the Series A Preferred Stock As of December 31, 2019, dividends in arrears were $-0-.

Voting; Consent Rights

The holders of Series A Preferred Stock will be given notice by the Company of any meeting of stockholders or action to be taken by written consent in lieu of a meeting of stockholders as to which the holders of common stock are given notice at the same time as provided in, and in accordance with, the Company’s Amended and Restated Bylaws. Except as required by applicable law or as otherwise specifically set forth in the Charter, the holders of Series A Preferred Stock are not entitled to vote on any matter presented to the Company’s stockholders unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of a Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of common stock as a single class on an as-converted basis (provided, however, that any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of common stock issuable upon conversion of such shares of Series A Preferred Stock held by such holder that exceeds the quotient of (1) the aggregate Series A Issue Price for such shares of Series A Preferred Stock divided by (2) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable)). So long as shares of Series A Preferred Stock are outstanding and convertible into shares of common stock that represent at least 10% of the voting power of the common stock, or the Investors or their affiliates continue to hold at least 33% of the aggregate amount of Series A Preferred Stock issued to the Investors on the Original Issuance Date, the consent of the holders of at least a majority of the outstanding shares of Series A Preferred Stock will be necessary for the Company to, among other things, (i) liquidate the Company or any operating subsidiary or effect any deemed liquidation event (as such term is defined in the Charter), except for a deemed liquidation event in which the holders of Series A Preferred Stock receive an amount in cash not less than the Redemption Price (as defined below), (ii) amend the Company’s organizational documents in a manner that adversely affects the Series A Preferred Stock, (iii) issue any securities that are senior to, or equal in priority with, the Series A Preferred Stock or issue additional shares of Series A Preferred Stock to any person other than the Investors or their affiliates, (iv) incur indebtedness above the agreed-upon threshold, (v) change the size of the Company’s board of directors to a number other than seven, or (vi) enter into certain affiliated arrangements or transactions.

Redemption

At any time, each holder of Series A Preferred Stock may elect to convert each share of such holder’s then-outstanding Series A Preferred Stock into the number of shares of the Company’s common stock equal to the quotient of (x) the Series A Issue Price, plus any accrued and unpaid dividends, divided by (y) the Series A Conversion Price in effect at the time of conversion. The Series A Conversion Price is initially equal to $7.319, subject to certain adjustments as set forth in the Charter.

At any time after the third anniversary of the Original Issuance Date, subject to certain conditions, the Company may redeem the Series A Preferred Stock for an amount per share, equal to the greater of (i) the product of (x) 1.5 multiplied by (y) the sum of the Series A Issue Price, plus all accrued and unpaid dividends and (ii) the product of (x) the number of shares of common stock issuable upon conversion of such Series A Preferred Stock multiplied by (y) the volume weighted average price of the common stock during the 30 consecutive trading day period ending on the trading date immediately prior to the date of such redemption notice or, if calculated in connection with a Deemed Liquidation Event, the value ascribed to a share of common stock in such Deemed Liquidation Event (the “Redemption Price”).

At any time after (i) the 66-month anniversary of the Original Issuance Date, (ii) following delivery of a Mandatory Conversion Notice, or (iii) upon a Deemed Liquidation Event holders of the Series A Preferred Stock may elect to require us to redeem all or any portion of the outstanding shares of Series A Preferred Stock for an amount per share equal to the Redemption Price.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign	Unrealized	Accumulated
	currency	gain (losses)	other
	translation	on	comprehensive
	adjustment	investments	income

Balance at January 1, 2017	$(92)	$(11)	$(103)
Net current period change	(373)	(102)	(475)

Balance at December 31, 2017	$(465)	$(113)	(578)

Net current period change	77	66	143

Balance at December 31, 2018	(388)	$(47)	(435)

Net current period change	653	47	700

Balance at December 31, 2019	$265	$-	$265

NOTE 17 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues on a percentage basis by geographic region.

	Year Ended December 31,
	2017	2018	2019

United States	$39,016	$51,608	$60,544
Israel			9,650
Other	1,942	1,456	11,721

	$40,958	$53,064	$81,915

	Year Ended December 31,
	2017	2018	2019

Long lived assets by geographic region:

United States	$2,747	$2,149	$1,931
Israel			2,285
Other	-	-	4,023

	$2,747	$2,149	$8,240

NOTE 18 - INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2017	2018	2019

U.S. operations	$(4,425)	$(5,066)	$(10,888)
Foreign operations	(244)	(746)	(168)

	$(4,181)	$(5,812)	$(11,056)

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2017	2018	2019

Income tax benefit at the federal statutory rate	$(1,316)	$(1,221)	$(2,317)
State and local income taxes, net of effect on federal taxes	(441)	(800)	(213)
Increase (decrease) in valuation allowance	(8,509)	(1,861)	402
Remeasurement of deferred tax assets	-	-	1,032
Incentive stock options/forfeitures	(11)	(22)	-
Permanent differences and other	508	182	1,066
Other	-	-	(45)
Change in Federal tax rate	10,848	-	-
Research and development tax credits	(1,390)	-	-

	$(311)	$-	$(75)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2019 are presented below:

	December 31,
	2018	2019

Deferred tax assets:
Net operating loss carryforwards	$22,988	$35,871
Capital loss carryforwards	-	10,292
Deferred revenue	1,564	1,167
Stock-based compensation	732	534
Federal research and development tax credits	1,058	1,058
Intangibles, amortization	861	-
Inventories	149	124
Other deductible temporary differences	549	847

Total gross deferred tax assets	27,901	49,893
Less: Valuation allowance	(27,568)	(42,117)

	333	7,776
Deferred tax liabilities:
Goodwill amortization	-	(11,276)
Fixed assets, depreciation	(333)	(222)

	(333)	(11,498)

Net deferred tax liabilities	$-	$(3,722)

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	December 31,
	2018	2019

Balance at the beginning of the year	$-	$271

Pointer uncertain tax positions assumed		112

Additions based on tax positions taken related to the current year	-	7

Balance at the end of the year	$-	$390

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At December 31, 2019, the Company had an aggregate net operating loss carryforward of approximately $90,690 for U.S. federal income tax purposes. At December 31, 2019, the Company had an aggregate net operating loss carryforward of approximately 161,101 for state income tax purposes and a foreign net operating loss carryforward of approximately $64,142. Substantially all of the net operating loss carryforwards expire from 2021 through 2037 for pre-2018 federal net operating loss carryforwards and from 2019 through 2038 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operation loss carryforward amounts in the future. As the NOL’s are fully reserved there is no impact on the realizability of the NOL’s. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2019, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $46,480 expiring through 2038, which are available to reduce future earnings which would otherwise be subject to state income tax. In 2017, the Company sold approximately $332 of NJ research and development tax credits, subject to a 6.2% seller’s allocation factor for approximately $311.

The Company has historically considered the undistributed earnings of its foreign subsidiaries other than Israel to be permanently reinvested to finance anticipated future growth and expansion. US income taxes were not provided on cumulative undistributed earnings of such foreign subsidiaries as of December 31, 2019 and 2018.

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Tax Act”) into law. Effective January 1, 2018, among other changes, the Tax Act (1) reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, (2) changes the rules relating to net operating loss carryforwards and carrybacks, (3) eliminates the corporate alternative minimum tax (“AMT”) and changes how existing AMT credits can be realized; and (4) requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries. The Company has elected to account for the Global Intangible Low-Taxed Income (“GILTI”) tax as a period cost in the year the tax is incurred.

The Tax Act did not have a material impact on our consolidated financial statements since our deferred temporary differences in the United States are fully offset by a valuation allowance and we do not have any significant off shore earnings from which to record the mandatory transition tax.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the Company’s estimates due to, among other things, changes in interpretations of the Tax Act, further legislation related to the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the impacts of the Tax Act. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts. The Company completed its SAB 118 analysis and the impact on the Company’s consolidated financial statements for the year ended December 31, 2017 was immaterial, primarily because the Company has a valuation allowance on deferred tax assets.

For the year ended December 31, 2019, the Company’s valuation allowance increased to $42,117 compared to $27,568 as of December 31, 2018 primarily due to the acquired capital loss carryforward and the increase in US NOL’s. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased (decreased) in 2017, 2018 and 2019 by $(5,641) (net of the decrease of $10,848 due to the decrease in federal corporate tax rate to 21% as a result of the Tax Act), $1,505, and $14,549, respectively.

Audits for federal income tax returns are closed for the years through 2015. However, the Internal Revenue Service (“IRS”) can audit the NOL’s generated during those years in the years that the NOL’s are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

[A]	Contingencies:

From time to time, the Company is involved in various litigation matters involving claims incidental to its business and acquisitions, including employment matters, acquisition related claims, patent infringement and contractual matters, among other issues. While the outcome of any such litigation matters cannot be predicted with certainty, management currently believes that the outcome of these proceedings, including the matters described below, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations or financial condition. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $15,886 as of December 31, 2019. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $156. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

NOTE 20 - QUARTERLY SELECTED FINANCIAL DATA (UNAUDITED)

The following tables contain selected quarterly financial data for each quarter for the years ended December 31, 2019 and 2018. The Company believes the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (*)

Revenues:
Products	$7,249	$10,643	$11,062	$16,462
Services	6,362	5,631	5,822	18,684

	13,611	16,274	16,884	35,146

Cost of revenues:
Cost of products	4,239	7,062	7,227	11,454
Cost of services	2,354	2,141	2,027	7,047

	6,593	9,203	9,254	18,501

Gross Profit	7,018	7,071	7,630	16,645

Selling, general and administrative expenses	6,110	5,993	6,321	16,448
Research and development expenses	1,660	2,024	1,824	3,032
Acquisition-related expenses	1,449	1,613	1,611	462
Other income, net	7	(26)	27	(881)
Net loss before income taxes	(2,194)	(2,585)	(2,099)	(4,178)
Income tax benefit	-			75
Net loss before non-controlling interest	(2,194)	(2,585)	(2,099)	(4,103)
Non-controlling interest				18
Preferred stock dividend				(1,084)

Net loss attributable to common stockholders	$(2,194)	$(2,585)	$(2099)	$(5,169)

Net loss per share - basic and diluted	$(0.12)	$(0.15)	$(0.12)	$(0.18)

*Includes results of Pointer for the period beginning on and after October 3, 2019, the date the Company completed the Transactions.

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenues:
Products	$9,898	$10,784	$9,044	$7,171
Services	3,481	4,025	4,341	4,320

	13,379	14,809	13,385	11,491

Cost of revenues:
Cost of products	5,842	7,408	5,287	4,101
Cost of services	1,075	986	1,301	1,266

	6,917	8,394	6,588	5,367

Gross Profit	6,462	6,415	6,797	6,124

Selling, general and administrative expenses	5,696	5,993	5,921	7,061
Research and development expenses	1,743	1,542	1,696	1,882
Other income, net	(13)	4	(77)	10

Net loss	$(990)	$(1,116)	$(897)	$(2,809)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.05)	$(0.16)

NOTE 21 – SUBSEQUENT EVENTS

In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus, COVID-19. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These developments could have a material adverse impact on the Company’s sales, results of operations and cash flows. This situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2019, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On October 3, 2019, we completed the Transactions. We are currently in the process of integrating policies, processes, personnel, technology and operations for the combined companies. As such, we have excluded Pointer from our evaluation of internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. As of December 31, 2019, Pointer had total assets that represented approximately 44% of the Company’s consolidated total assets and total revenues that represented approximately 24% of the Company’s consolidated revenues.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2019, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,078,000	$5.79	823,000

Total	4,078,000	$5.79	823,000

(1)	These plans consist of the PowerFleet, Inc. 2018 Incentive Plan, the 2015 Equity Compensation Plan, the 2009 Non-Employee Director Equity Compensation Plan which were our only equity compensation plans under which awards were outstanding as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2020 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of PowerFleet, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.4	Description of Securities (filed herewith).

10.1	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc., filed with the SEC on November 21, 2012).*

10.2.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.2.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.3	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.4	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).*

10.5	Severance Agreement, dated September 11, 2009, by and between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.6	Employment Offer Letter, dated December 6, 2016, between PowerFleet, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on December 8, 2016).*

10.7	Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 21, 2018).*

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).*

10.9	Termination of Employment by Mutual Consent Agreement, dated December 11, 2019, by and among David Mahlab, Pointer Telocation Ltd. and PowerFleet, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on December 12, 2019).*

10.10	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.11	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated into this Item 15(b) by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2020

POWERFLEET, INC.

By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	April 7, 2020
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 7, 2020
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	April 7, 2020
Anders Bjork

/s/ Michael Brodsky	Director	April 7, 2020
Michael Brodsky

/s/ Michael Casey	Director	April 7, 2020
Michael Casey

/s/ Charles Frumberg	Director	April 7, 2020
Charles Frumberg

/s/ John Hunt	Director	April 7, 2020
John Hunt

/s/ David Mahlab	Director	April 7, 2020
David Mahlab

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.4	Description of Securities (filed herewith).

10.1	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc., filed with the SEC on November 21, 2012).*

10.2.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.2.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.3	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. (File No. 001-15087) filed with the SEC on June 25, 2015).*

10.4	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).*

10.5	Severance Agreement, dated September 11, 2009, by and between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.6	Employment Offer Letter, dated December 6, 2016, between PowerFleet, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on December 8, 2016).*

10.7	Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 21, 2018).*

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).*

10.9	Termination of Employment by Mutual Consent Agreement, dated December 11, 2019, by and among David Mahlab, Pointer Telocation Ltd. and PowerFleet, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on December 12, 2019).*

10.10	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.11	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

