Form 10-K/A
period 2019-12-31
PowerFleet, Inc.
filed 2020-04-29
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Emerging growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.5 million.

The number of shares of the registrant’s Common Stock outstanding as of April 27, 2020, was 29,898,465 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of PowerFleet, Inc. with the Securities and Exchange Commission (the “SEC”) on April 8, 2020. In this Amendment No. 1, unless the context indicates otherwise, the designations “PowerFleet,” the “Company,” “we,” “us” or “our” refer to PowerFleet, Inc. and its subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2019 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2019 Annual Report is hereby deleted. Items 10, 11, 13 and 14 of Part III of the 2019 Annual Report are amended and restated in their entirety and Item 12 of Part III of the 2019 Annual Report is supplemented as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2019 Annual Report. This Amendment No. 1 does not reflect events occurring after the April 8, 2020 filing of the 2019 Annual Report or modify or update the disclosure contained in the 2019 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Annual Report and our other filings with the SEC.

POWERFLEET, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 27, 2020, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS AND DIRECTOR NOMINEES:
Chris Wolfe	62	Chief Executive Officer and Director
Anders Bjork	46	Director
Michael Brodsky	52	Director and Chairman of the Board of Directors
Michael Casey	56	Director
Charles Frumberg	64	Director
John Hunt	54	Director
David Mahlab	63	Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OR DIRECTOR NOMINEES:
Ned Mavrommatis	49	Chief Financial Officer, Treasurer and Corporate Secretary

Directors

Chris Wolfe. Mr. Wolfe has served as our Chief Executive Officer since December 2016, as a director of the Company since June 2017 and as a director of the Company’s wholly owned subsidiary, Pointer Telocation Ltd. (“Pointer”), since October 2019. Mr. Wolfe previously served as our Chief Product Officer from August 2016 to December 2016 and as a strategy consultant for the Company from February 2016 to July 2016. From 2000 to 2005, Mr. Wolfe served as the President of Qualcomm Wireless Business Solutions, a division of Qualcomm Incorporated, a Nasdaq-listed company which provides wireless communications products and services. After leaving Qualcomm, Mr. Wolfe founded Americans for Energy Independence, a public awareness non-profit organization, which later merged into the Apollo Alliance. Mr. Wolfe has degrees in Data Processing, Business Management and Technical Education from the University of Akron. He has attended Stanford’s Executive Course and several MBA-level accounting and finance courses at Kent State University and Cleveland State.

Mr. Wolfe’s qualifications to serve on our board of directors (the “Board”) include his years of experience as an executive in the wireless technology and data solutions sector. In addition, Mr. Wolfe’s role as the Chief Executive Officer of the Company and former role as Chief Product Officer of the Company provides the Board with invaluable insight into the management and daily operations of the Company.

Anders Bjork. Mr. Bjork has served as a director of the Company and of Pointer since October 2019. Since February 2017, Mr. Bjork has been a Partner at ABRY Partners, a private equity investment firm. Prior to joining ABRY Partners, he was a Principal at Fir Tree Partners, a private investment firm, from May 2014 to February 2017. He has also worked for private investment firms Guggenheim Partners and VSS and previously led corporate development at information services company IHS Markit. Mr. Bjork holds a B.S., with honors, from the University of Denver, an M.S.F. from the Daniels College of Business at the University of Denver, and an M.B.A. from the Wharton School at the University of Pennsylvania.

With Mr. Bjork’s many years of experience as an investment professional, he brings significant financial and capital markets expertise as well as a professional investor’s perspective to the Board. Mr. Bjork also possesses management experience through the leadership roles he has held at various investment firms and at a global information services company. We believe Mr. Bjork’s expertise in finance and capital markets and his business and management experience enable him to be an effective contributing member of the Board.

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June 2014, as Chairman of the Board since December 2016 and as a director of Pointer since October 2019. Previously, Mr. Brodsky was the Lead Director of the Board from June 2014 until December 2016. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky has served as the Chairman of the Board of Determine, Inc. (Nasdaq: DTRM), a provider of contract management, procurement and sourcing software that is headquartered in Carmel, Indiana, since August 2013 until its sale in April 2019. He served on its board of directors from October 2010 until April 2019 and served as its Chief Executive Officer from August 2013 until December 2013. He also served as the Chairman of the Board of Trans World Corporation (OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe that is headquartered in New York City, from June 2014 until its sale in March 2018 and as a director from September 2013 until March 2018. Since June 2012, he has served on the board of directors of Genesis Land Development Corporation (TSX: GDC), a residential land developer and homebuilder based in Calgary, Canada. Mr. Brodsky also served on the board of directors of Los Angeles-based Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. From February 2015 until its sale in July 2015, Mr. Brodsky also served on the board of directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet, tubing, and other highly-engineered components which is headquartered in Greenville, South Carolina. From February 2013 until July 2014, he was a member of the board of directors of AltiGen Communications, Inc. (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions based in San Jose, California. Previously, he was a member of the board of directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc. (formerly Nasdaq: UBET), an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com, Inc. by Churchill Downs Incorporated (Nasdaq: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on the board of directors of Churchill Downs until April 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm.

Mr. Brodsky possesses extensive business, operating and executive expertise. Among other things, Mr. Brodsky has served as the Chief Executive Officer of several companies and possesses skills in executive management and leadership. We believe Mr. Brodsky’s management and leadership skills and experience as a member of the board of directors of various companies enable him to be an effective contributing member of the Board.

Michael Casey. Mr. Casey has served as a director of the Company since September 2016 and as a director of Pointer since October 2019. Mr. Casey served on the board of directors and as a member of the nominating/corporate governance committee and as chairperson of the audit committee for Determine, Inc. from 2010 until its acquisition in April 2019 and has served as the Chairman of the Board of Determine, Inc. since April 2019. Mr. Casey also serves on the board of directors of Revegy, Inc., a privately held software business. Since 2006, Mr. Casey has been a partner at TechCXO, LLC, a professional services firm that provides financial, strategic and operational consulting services to businesses in the technology industry. Mr. Casey’s prior experience includes having served as chief financial officer for MAPICS, Inc., a publicly traded provider of enterprise resource planning software for the discrete manufacturing industries. Previously, Mr. Casey served as executive vice president, chief financial and administrative officer of iXL Enterprises, Inc., a publicly traded professional services firm, chief financial officer of Manhattan Associates, Inc., a publicly traded provider of supply chain execution solutions, and chief financial officer of IQ Software Corporation, a publicly traded provider of business intelligence software. Mr. Casey began his career as a CPA with Arthur Andersen & Co. and holds a B.B.A. degree in accounting from The University of Georgia.

Mr. Casey possesses extensive business, operating and executive expertise. Mr. Casey’s experience includes more than twelve years of service as the chief financial officer of several publicly traded software and services companies. In addition, Mr. Casey has served in various executive management roles, including as chief financial officer and chief operating officer, and as an advisor for software businesses in the asset performance management, supply chain and business intelligence and analytics sectors. We believe Mr. Casey’s management and leadership skills and experience with software businesses enable him to be an effective contributing member of the Board.

Charles Frumberg. Mr. Frumberg has served as a director of the Company since July 2018 and as a director of Pointer since October 2019. Mr. Frumberg has been the Managing Member of Emancipation Capital, a technology-focused group of funds, since its inception in 2003. Before founding Emancipation Capital, Mr. Frumberg served as Co-Head of Equities at SG Cowen Securities Corp. (“SG Cowen”), a leading technology and healthcare investment bank, and was a member of SG Cowen’s merchant banking and venture committees. Previously, Mr. Frumberg led U.S. Research and served as Co-Head of Global Research at UBS Securities, an investment bank, and served on its management and merchant banking committees. Mr. Frumberg has served as a member of the board of directors of multiple public and private technology companies. Mr. Frumberg earned a B.S. degree in economics at New York University and attended New York University’s Stern School of Business as part of its B.S./MBA program.

Mr. Frumberg possesses extensive business, operating and executive expertise. Having served on the boards of many technology companies, Mr. Frumberg has extensive industry and technology expertise. As the managing member of Emancipation Capital and through his executive roles as various investment banks, Mr. Frumberg also possesses significant financial and capital markets experience. We believe Mr. Frumberg’s management skills and experience with technology companies and investment banks enable him to be an effective contributing member of the Board.

John Hunt. Mr. Hunt has served as a director of the Company and of Pointer since October 2019. Mr. Hunt has been Managing Partner at ABRY Partners, a private equity investment firm, since 2017 and a Partner at ABRY Partners since 2004. Mr. Hunt serves as the portfolio manager of ABRY’s senior equity funds and heads ABRY’s middle market buyout fund. Prior to joining ABRY Partners, Mr. Hunt was a General Partner at Boston Ventures Management, a media and communications-focused private equity fund. Mr. Hunt also serves on the board of numerous private companies. He is a graduate of the University of Massachusetts Amherst.

With decades of experience as an investment professional, Mr. Hunt brings significant financial and capital markets expertise as well as a professional investor’s perspective to the Board. Mr. Hunt also brings substantial management experience through his leadership positions with ABRY Partners. We believe Mr. Hunt’s expertise in finance and capital markets and his business and management experience enable him to be an effective contributing member of the Board.

David Mahlab. Mr. Mahlab has served as a director of the Company and a director of the Company’s wholly owned subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer, since October 2019. Mr. Mahlab previously served as Chief Executive Officer International of the Company from October 2019 until January 2020, as the President and Chief Executive Officer of Pointer Telocation Ltd. (“Pointer”) from February 1, 2011 until its acquisition by the Company in October 2019 and as the Chief Executive Officer International of Pointer from October 2019 until January 2020. Mr. Mahlab is the co-founder of Scopus Video Networks, a provider of digital video networking products, where he served as both its Chief Executive Officer from 1995 until January 2007 and the chairman of its board of directors from January 2007 until March 2009. Mr. Mahlab holds a BSc. and a MSc. in Electrical Engineering from the Technion-Israel Institute of Technology, an MBA from Tel Aviv University and LLB from Tel Aviv University.

Mr. Mahlab possesses over twenty years of experience serving as the chief executive of companies in the telematics and telecommunications technology sectors. In particular, as the former President and Chief Executive Officer of Pointer, Mr. Mahlab brings a unique perspective, including insight into Pointer’s operations, to the Board. We believe Mr. Mahlab’s management experience and industry expertise enable him to be an effective contributing member of the Board.

Executive Officers

Chris Wolfe. See narrative description under the caption “Directors” above.

Ned Mavrommatis. Mr. Mavrommatis has served as our Chief Financial Officer since joining us in August 1999, as our Treasurer since June 2001 and as our Corporate Secretary since November 2003. Mr. Mavrommatis also serves on the board of directors of PowerFleet Israel and is the Managing Director of our wholly owned subsidiaries, PowerFleet GmbH and PowerFleet Systems Ltd. In addition, Mr. Mavrommatis currently serves on the board of directors of Duos Technologies Group, Inc. (Nasdaq: DUOT), a provider of intelligent analytical technology solutions. Prior to joining us, Mr. Mavrommatis worked in public accounting at the firm of Eisner LLP (currently known as EisnerAmper LLP). Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant.

Bankruptcies

Other than as set forth below, during the past ten years, a petition under the federal bankruptcy laws or any state insolvency law has not been filed by or against, or a receiver, fiscal agent or similar officer has not been appointed by a court for the business or property of any of our directors or executive officers, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing. Mr. Brodsky served as the Co-Chief Executive Officer of Federated Sports & Gaming Inc. (“Federated”) and Federated Heartland, Inc. (“Federated Heartland”) from October 2010 until his resignation from Federated and Federated Heartland, effective March 1, 2012. On February 28, 2012, each of Federated and Federated Heartland filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland.

Board Composition

On October 3, 2019, we completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc. (“I.D. Systems”), the Company, Pointer, PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.) and Powerfleet Israel Acquisition Company Ltd., and the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., and ABRY Senior Equity V, L.P. (“ASE”), ABRY Senior Equity Co-Investment Fund V, L.P. (“ASECF”) and ABRY Investment Partnership, L.P. (together with ASE and ASECF, the “Investors”), affiliates of ABRY Partners II, LLC. Pursuant to the terms of the Investment Agreement, the size of the Board was increased to seven directors and each of our current directors was appointed to the Board.

In addition, in connection with the completion of the Transactions, we amended and restated our certificate of incorporation (the “Amended and Restated Certificate of Incorporation”). the Amended and Restated Certificate of Incorporation provides that so long as shares of Series A Preferred Stock remain outstanding and represent 15% or more, on an as-converted basis, of the voting power of our common stock, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect two directors to the Board (the “Series A Directors”) and any committee or subcommittee thereof (subject to the application of SEC and Nasdaq independence requirements). So long as any shares of Series A Preferred Stock remain outstanding and represent less than 15% but not less than 5%, on an as-converted basis, of the voting power of our common stock, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect one Series A Director to the Board. For so long as any shares of Series A Preferred Stock remain outstanding and there are no Series A Directors on the Board, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to designate one non-voting observer to attend all meetings of the Board and committees and subcommittees thereof, although the observer may be excluded from executive sessions of any committee at the discretion of such committee. Mr. Bjork and Mr. Hunt were appointed to the Board by the holders of our Series A Preferred Stock.

Audit Committee

The audit committee of the Board (the “Audit Committee”), which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is composed of Messrs. Brodsky, Casey and Frumberg, each of whom is independent under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. Casey serves as the audit committee financial expert. Mr. Casey also serves as the Chairman of the Audit Committee.

The Board has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at www.powerfleet.com. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The information on our website is not a part of this Annual Report on Form 10-K/A. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to our independent registered public accounting firm and management.

In accordance with its written charter, the Audit Committee assists the Board in monitoring (i) the integrity of our financial reporting process including our internal controls regarding financial reporting, (ii) our compliance with legal and regulatory requirements and (ii) the independence and performance of our internal and external auditors, and serves as an avenue of communication among the independent registered public accounting firm, management and the Board.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Executive Officer International, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. A copy of our Code of Ethics can be found on our website at www.powerfleet.com. The Code of Ethics also is available in print, free of charge, to any stockholder who requests a copy by writing to the Company at the following address: PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC, on our website.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2019, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Annual Report on Form 10-K/A as a “Named Executive Officer:” (i) Chris Wolfe, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2019, (ii) Ned Mavrommatis, who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2019, and (iii) David Mahlab, who served as the Company’s Chief Executive Officer International during the fiscal year ended December 31, 2019 since October 3, 2019, the date the Company completed the Transactions. Following the accounting treatment of the Transactions, I.D. Systems was determined to be the accounting acquirer. As a result, for Messrs. Wolfe and Mavrommatis, who were executives of I.D. Systems prior to the completion of the Transactions, the following discussion and compensation tables reflect compensation related to their service with I.D. Systems and the Company during all of 2019. For Mr. Mahlab, who served as an executive officer of Pointer prior to the completion of the Transactions, the compensation presented includes only compensation related to his service as an executive of the Company (i.e., from October 3, 2019 through December 31, 2019).

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2018 annual meeting held on June 14, 2018, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

Our compensation programs for our Named Executive Officers are designed to achieve a variety of goals, including:

●	attracting and retaining talented and experienced executives;
●	motivating and rewarding executives whose knowledge, skills and performance are critical to our success;
●	aligning the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and
●	providing a competitive compensation package which rewards achievement of our goals.

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus and in some cases, such as our long-term incentive plans adopted in prior years, stock options and stock award grants, are dependent upon the achievement of certain goals approved by the compensation committee of the Board (the “Compensation Committee”); and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chief Executive Officer) recommended by our Chief Executive Officer, and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers with a minimum base salary. Incentive bonus compensation is generally linked to the achievement of financial and business goals (as described in greater detail below), and is intended to reward executive officers for our overall performance. Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in our stock. This encourages our executive officers to remain with us and to act in ways intended to maximize stockholder value, and serves to penalize them if we and/or our stock fails to perform to expectations.

We view the three components of our executive officer compensation as related but distinct. Although the Compensation Committee does review total compensation, it does not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on its historical practices with the individual and our view of individual performance and other information we deem relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. We have not reviewed wealth and retirement accumulation as a result of employment with us and have only focused on fair compensation for the year in question.

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2018 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. Effective as of January 1, 2019, the annual base salary of Ned Mavrommatis, our Chief Financial Officer, was increased to $300,000. The Company continues to focus on pay-for-performance structure, which is discussed below.

Cash Incentive Bonus Programs. The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of Messrs. Wolfe and Mavrommatis was eligible to receive a cash incentive bonus under our Executive Incentive Plan (“EIP”) for the fiscal year ended December 31, 2019, which is discussed below. Due to the timing of Mr. Mahlab’s appointment as an executive officer of the Company, he did not participate in the EIP for 2019 and received a bonus under Pointer’s historical executive bonus plan.

Executive Incentive Plan. On January 30, 2019, the Compensation Committee approved the EIP for 2019. The objectives of the EIP are to align the interests of all employees with the Company’s performance goals. The EIP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. Under the EIP for 2019, the Company’s performance goals are based on (i) revenue growth and (ii) “adjusted EBITDA,” which for these purposes is defined as the earnings before interest, taxes, depreciation and amortization, excluding acquisition-related expenses, foreign currency translation and one-time extraordinary expenses that are approved by the Compensation Committee. Executives are eligible to be awarded cash bonus compensation based on the Company’s annual and quarterly results with respect to revenue growth and adjusted EBITDA.

The Company accrues funds for the EIP over the course of the applicable plan year. The EIP may be modified or terminated by the Compensation Committee at any time, but incentive awards that have been earned by the participating Named Executive Officers through the date of termination of the EIP will be payable. In addition, target awards and weightings may be modified by the Compensation Committee during the plan year based upon a shift in focus or changing industry standards, or any other factors that the Compensation Committee deems appropriate. The Compensation Committee has the authority to administer the EIP and has the final decision on any discrepancies in interpretation of the EIP.

Awards under the EIP are calculated as a percentage of an executive’s base salary and, as noted above, are based upon revenue growth and adjusted EBITDA. The target award under the EIP for 2019, which is calculated as a percentage of base salary, for Chris Wolfe was set at 100% of his base salary and for Ned Mavrommatis was set at 75% of his base salary. The maximum aggregate amount of the Quarterly Bonuses and the Annual Bonus (each, as defined below) for each executive is 300% of the target award for such executive.

2019 Quarterly Bonuses. Thirty percent of the executive’s bonus under the EIP for 2019 was based on quarterly revenue and adjusted EBITDA targets (such portion, the “Quarterly Bonus”). For 2019, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s quarterly revenues (the “Quarterly Revenues”) were required to equal or exceed dollar amounts ranging from $11.4 million to $18.3 million and the Company’s quarterly adjusted EBITDA (the “Quarterly Adjusted EBITDA”) was required to equal or exceed dollar amounts ranging from $(1.6) million to $1.1 million (each, the “Quarterly Target Amount”) in order for the executives to receive their Quarterly Bonus. For each of the first two quarters of the fiscal year, if the Quarterly Revenues were equal to at least 90% of the respective Quarterly Target Amount and the Quarterly Adjusted EBITDA was equal to at least 50% of the respective Quarterly Target Amount, the executive would be entitled to receive 15% of the target award for such executive. If either the Quarterly Revenues for any quarter did not equal or exceed 90% of the respective Quarterly Target Amount for such quarter or the Quarterly Adjusted EBITDA for any quarter did not equal or exceed 50% of the respective Quarterly Target Amount for such quarter, the executive would not be entitled to receive any bonus for such quarter. In the event that both the Quarterly Revenues and the Quarterly Adjusted EBITDA for any quarter exceeded the Quarterly Target Amount for such quarter, the executives would not be entitled to receive any additional bonus; however, the cumulative Quarterly Revenues and Quarterly Adjusted EBITDA for all four quarters would be considered for calculating the Annual Revenues (as defined below) for purposes of determining the Annual Bonus.

Any Quarterly Bonuses for any fiscal quarter are payable to the executives after completion of the Company’s financial statements for such quarter. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Quarterly Revenues and the Quarterly Adjusted EBITDA for each of the quarters during the fiscal year ended December 31, 2019, each of Chris Wolfe and Ned Mavrommatis received Quarterly Bonuses under the EIP for 2019 in the aggregate amount of $48,750 and $33,750, respectively.

2019 Annual Bonus. Seventy percent of the executive’s bonus under the EIP for 2019 was based on annual revenue and adjusted EBITDA targets (such portion, the “Annual Bonus”). For 2019, for each of the Named Executive Officers entitled to participate in the EIP, the Company’s annual revenues (the “Annual Revenues”) were required to equal or exceed $62.2 million and the Company’s annual adjusted EBITDA (the “Annual Adjusted EBITDA”) was required to equal or exceed $1.3 million (each, the “Annual Target Amount”) in order for the executives to receive their Annual Bonus. If the Annual Revenues were equal to 90% of the Annual Target Amount and the Annual Adjusted EBITDA was equal to 50% of the Annual Target Amount, the executive would be entitled to receive 70% of the target award for such executive. If either the Annual Revenues did not equal or exceed 90% of the respective Annual Target Amount or the Annual Adjusted EBITDA did not equal or exceed 50% of the respective Annual Target Amount, the executive would not be entitled to receive any Annual Bonus.

Any Annual Bonuses are payable to the executives after completion of the Company’s audited financial statements for the applicable year. Participants are not entitled to receive an award unless they are employed by the Company at the time the award is payable by the Company. Based on the Annual Revenues and the Annual Adjusted EBITDA for the fiscal year ended December 31, 2019, neither Chris Wolfe nor Ned Mavrommatis received an Annual Bonus under the EIP for 2019.

Equity Compensation. We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with those of our stockholders. We review our equity compensation plans annually. Employees are eligible for annual stock option and restricted stock award grants. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value and (ii) the executive officer remains employed with us.

Historically, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee and the Board, although, as noted, the Compensation Committee and the Board do consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.

The number of restricted shares of our common stock and options to purchase our common stock granted to and held by our Named Executive Officers are set forth in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

Severance and Change-in-Control Benefits. Except for the severance and change-in-control benefits described below under the captions “Severance Arrangements” and “Potential Payments Upon Termination or Change in Control,” we do not provide to any of our executive officers any severance or change in control benefits in the event of termination or retirement, whether following a change in control or otherwise.

Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plans, on the same basis as our other employees, except that we pay 100% of the premiums for health and dental insurance of our executive officers and 75% of the premiums for health and dental insurance of our other employees.

Perquisites. Certain of our Named Executive Officers receive an allowance for automobile and related expenses, which amounts are reflected under column titled “All Other Compensation” in the “Summary Compensation Table” below. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at companies with comparable revenue and market capitalization in the same M2M industry as the Company. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. While the Compensation Committee refers to information with respect to this peer group for purposes of determining compensation of the executive officers, it does not benchmark compensation for the Named Executive Officers against the peer group.

We believe that the compensation practices of our industry, in general, and of our select peer group, in particular, provide useful information to help us establish compensation practices that allow us to attract, retain, and motivate a highly talented executive team. We review the levels of cash, equity, and total compensation for comparable executives in our peer group relative to the elements of compensation paid to our executives. In considering how these data relate to our existing compensation structure, we take into account our size, performance, and geographic location as compared to these peer companies, as well as what we know about the comparable scope of responsibilities of our executives versus those of comparable executives at such peer group companies.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“ASC 718”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Employment Agreements

David Mahlab entered into an employment agreement with Pointer dated February 2, 2011, which provided Mr. Mahlab with certain severance and related benefits to be paid upon the termination of his services with Pointer. David Mahlab retired from his role as Chief Executive Officer International of the Company effective as of January 31, 2020 and in connection with such retirement, the Company and Pointer entered into a Termination of Employment by Mutual Consent Agreement dated December 11, 2019 with Mr. Mahlab (the “Termination Agreement”) reflecting the terms and conditions of Mr. Mahlab’s transition from his role and providing for the termination of employment under Mr. Mahlab’s employment agreement.

The Company has not entered into employment agreements with Messrs. Wolfe or Mavrommatis, who serve at the discretion of the Board, with no fixed term of employment.

Severance Agreements

The Company is a party to severance agreements with each of Messrs. Wolfe and Mavrommatis, which provide each such executive with certain severance and change in control benefits upon the occurrence of certain events.

The severance agreement with Mr. Wolfe provides Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which will have occurred if the Company terminates Mr. Wolfe without cause or Mr. Wolfe resigns for good reason, each within six months following a change in control event (as defined in the severance agreement). Under the terms of the severance agreement with Mr. Wolfe, subject to Mr. Wolfe’s delivery of a general release to the Company, Mr. Wolfe is entitled to the following: (i) cash payments either (A) at the rate of Mr. Wolfe’s annual base salary, in the case of a Trigger Event, or (B) at twice the rate of Mr. Wolfe’s annual base salary, in the event of a Change in Control Trigger Event, in each case, as in effect immediately prior to such Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, made as a series of payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the 12-month severance period, provided that Mr. Wolfe timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of Mr. Wolfe previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity incentive plans will continue to govern acceleration of vesting in the event of a change of control as defined in such plan); and (iv) in the event of a Change in Control Trigger Event, a pro rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined objectives used to determine the Company’s performance.

The severance agreement with Mr. Mavrommatis provides Mr. Mavrommatis with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which will have occurred if the Company terminates Mr. Mavrommatis without cause or Mr. Mavrommatis resigns for good reason within six months following a change in control event (as defined in the severance agreement). Under the terms of the severance agreements with Mr. Mavrommatis, subject to Mr. Mavrommatis’s delivery of a general release to the Company, Mr. Mavrommatis is entitled to the following: (i) cash payments at the rate of his annual base salary as in effect immediately prior to the Trigger Event for a period of 12 months, made as a series of payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of his healthcare continuation payments under COBRA for the 12-month severance period, provided that Mr. Mavrommatis timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; and (iii) partial accelerated vesting of his previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity incentive plans will continue to govern acceleration of vesting in the event of a change of control as defined in such plan).

As a condition to the Company’s obligations under the severance agreements, each of Messrs. Wolfe and Mavrommatis is required to execute and deliver to the Company a restrictive covenants agreement containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation. These restrictive covenants will remain in effect during the applicable severance period.

On December 11, 2019, in connection with Mr. Mahlab’s retirement from his role as Chief Executive Officer International of the Company, the Company and Pointer entered into the Termination Agreement with Mr. Mahlab. The Termination Agreement provides that during the notice period between January 31, 2020 and June 10, 2021 (the “Notice Period”), Mr. Mahlab will continue to receive his salary and all benefits to which he is entitled under the terms of his employment agreement. In addition, all unvested restricted stock, stock options and restricted stock units previously granted to Mr. Mahlab will become fully vested as of January 31, 2020 and all of Mr. Mahlab’s outstanding options will remain exercisable for a period of 30 months following January 31, 2020. In consideration for the benefits under the Termination Agreement, Mr. Mahlab agreed to various provisions, including a general release of claims against the Company and an agreement to vote all securities he holds in the Company and its subsidiaries in favor of any sale involving certain subsidiaries of the Company.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2019, 2018 and 2017 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($) (4)	Total ($)
Chris Wolfe,	2019	325,000		—	336,135		832,880	48,750		10,776	1,553,541
Chief Executive Officer	2018	303,125	(5)	46,869	525,707		—	43,500		12,087	931,288
	2017	290,000		—	—		—	87,000		11,290	388,290
Ned Mavrommatis	2019	300,000	(6)	—	220,201		543,314	33,750		29,403	1,126,668
Chief Financial Officer,	2018	283,250		26,858	400,539		—	28,467		31,415	770,529
Treasurer and Corporate Secretary	2017	283,250	(7)	—	104,960	(7)	105,500	56,933		39,654	590,297
David Mahlab,	2019	83,037		—	281,584		484,918	—	(9)	32,717	882,256
Chief Executive Officer International (8)

(1) The dollar amount shown under the heading “Bonus” with respect to each of Chris Wolfe and Ned Mavrommatis for 2018 represents discretionary cash bonuses earned for 2018 in the amounts of $46,869 and $26,858, respectively, that were approved by the Board and paid in 2019.

(2) The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2019, 2018 and 2017 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(3) The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Chris Wolfe and Ned Mavrommatis for 2019 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2019, (ii) for each of Chris Wolfe and Ned Mavrommatis for 2018 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2018, and (iii) for each of Chris Wolfe and Ned Mavrommatis for 2017 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2017.

(4) The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our Named Executive Officers for automobile allowance and related expenses, health insurance premiums and, with respect to David Mahlab, payments mandated by Israeli law to advanced education funds, managers’ insurance and pension funds, vacation pay and recuperation pay (the “Social Benefit Payments”). The automobile allowance and related expenses for 2019 for each of Ned Mavrommatis and David Mahlab were $13,188 and $11,013, respectively; the health insurance premiums for 2019 for each of Chris Wolfe and Ned Mavrommatis were $10,776 and $16,215, respectively; and the Social Benefit Payments for 2019 for David Mahlab were $21,704. The automobile allowance and related expenses for 2018 for Ned Mavrommatis was $13,188; and the health insurance premiums for 2018 for each of Chris Wolfe and Ned Mavrommatis were $12,087 and $18,227, respectively. The automobile allowance and related expenses for 2017 for Ned Mavrommatis was $22,475; and the health insurance premiums for 2017 for each of Chris Wolfe and Ned Mavrommatis were $11,290 and $17,179, respectively.

(5) Effective as of August 15, 2018, the annual base salary of Chris Wolfe was increased to $325,000.

(6) Effective as of January 1, 2019, the annual base salary of Ned Mavrommatis was increased to $300,000.

(7) On February 17, 2017, Ned Mavrommatis elected to reduce his annual base salary for the remainder of 2017 from $283,250 to $258,466 and, in exchange for such salary reduction, received 4,957 restricted shares of the Company’s common stock. The incremental value of such 4,957 restricted shares over the $24,785 of reduced salary is reported under the heading “Stock Awards.”

(8) David Mahlab was appointed Chief Executive Officer International effective October 3, 2019 and retired from such role effective as of January 31, 2020. Mr. Mahlab’s base salary and the amounts shown under the heading “All other compensation” were paid in Israeli shekels and, throughout these compensation tables, Israeli shekels have been converted to U.S. dollars using the exchange rate on December 31, 2019 ($1 U.S. dollar = 3.4539 Israeli shekels).

(9) Does not include a bonus in the amount of $276,933 that Mr. Mahlab earned as an executive of Pointer under Pointer’s executive bonus plan which was adopted prior to the completion of the transactions.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)		(#)		($/Sh)	($)(2)
Chris Wolfe	1/7/2019	—	—	—	—	—	—	17,482	(3)	—		—	104,892
	1/30/2019	48,750	325,000	975,000	—	—	—	—		162,500	(4)	6.08	434,651
	3/13/2019	—	—	—	—	—	—	—		350,000	(5)	6.28	—
	10/3/2019	—	—	—	—	—	—	—		350,000	(6)	6.00	—
	11/5/2019	—	—	—	—	—	—	39,394	(3)	157,576	(4)	5.87	629,472
Ned Mavrommatis	1/7/2019	—	—	—	—	—	—	10,018	(3)	—		—	60,108
	1/30/2019	33,750	225,000	675,000	—	—	—	—		100,000	(4)	6.08	267,478
	3/13/2019	—	—	—	—	—	—	—		150,000	(5)	6.28	—
	10/3/2019	—	—	—	—	—	—	—		150,000	(6)	6.00	—
	11/5/2019	—	—	—	—	—	—	27,273	(3)	109,091	(4)	5.87	435,929
David Mahlab	11/5/2019	—	—	—	—	—	—	47,970	(7)	191,878	(7)	5.87

(1) The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to cash bonuses for the fiscal year ended December 31, 2019 payable to our named executive officers based on the achievement of quarterly and annual revenue goals and quarterly and annual “adjusted EBITDA” (which for these purposes is defined as the earnings before interest, taxes, depreciation and amortization, excluding acquisition-related expenses, foreign currency translation and one-time extraordinary expenses that are approved by the Compensation Committee) goals for 2019 pursuant to our Executive Incentive Plan.

(2) Represents the grant date fair value computed in accordance with ASC 718. For stock awards, the grant date fair value was calculated based on the closing price of our common stock, as reported on the Nasdaq Global Market on the date of grant. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(3) Represents restricted shares issued under our 2018 Incentive Plan (the “2018 Plan”). Twenty five percent (25%) of the restricted shares vest on each of the first, second, third and fourth annual anniversary date of the date of grant provided that the awardee is an employee of the Company on each such anniversary.

(4) Represents options to purchase shares of our common stock issued under the 2018 Plan. Twenty five percent (25%) of the options vest on each of the first, second, third and fourth annual anniversary date of the date of grant provided that the awardee is an employee of the Company on each such anniversary.

(5) Represents option to purchase shares of our common stock issued on March 13, 2019, in connection with our entry into the Transactions, to each of Messrs. Wolfe and Mavrommatis (the “Signing Bonus Options”). These options are issued under the 2018 Plan, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions.

(6) Represents options to purchase shares of our common stock issued on October 3, 2019, in connection with the completion of the Transactions, to each of Messrs. Wolfe and Mavrommatis (the “Closing Bonus Options”). These options are issued under the 2018 Plan, vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting. Vesting of the options will accelerate in the event of certain change of control transactions.

(7) Represents restricted shares and options to purchase shares of our common stock issued under the 2018 Plan to Mr. Mahlab. Pursuant to the terms of the Termination Agreement between the Company and Mr. Mahlab, these restricted shares and options became fully vested as of January 31, 2020.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Share Acquired on Exercise (#)	Value Realized in Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized in Vesting ($)(1)
Chris Wolfe	—	—	42,712	$280,433
Ned Mavrommatis	—	—	28,912	$188,121
David Mahlab	—	—	—	$—

(1)	Represents the aggregate dollar value of the shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Wolfe	75,000	25,000	5.21	8/4/2026	(3)	135,014	878,941	-	-
	75,000	25,000	4.70	12/7/2026	(3)	-	-	-	-
	-	162,500	6.08	1/30/2029	(3)	-	-	-	-
	-	350,000	6.28	3/13/2029	(4)	-	-	-	-
	-	350,000	6.00	10/3/2029	(4)	-	-	-	-
	-	157,576	5.87	11/5/2029	(3)	-	-	-	-
Ned Mavrommatis	17,061	-	4.55	3/30/2021	(5)	89,861	584,995	-	-
	40,541	-	5.93	3/29/2022	(5)	-	-	-	-
	40,842	-	5.71	4/4/2023	(3)	-	-	-	-
	22,500	7,500	4.37	3/24/2026	(3)	-	-	-	-
	25,000	25,000	6.00	2/17/2027	(3)	-	-	-	-
	-	100,000	6.08	1/30/2029	(3)	-	-	-	-
	-	150,000	6.28	3/13/2029	(4)	-
	-	150,000	6.00	10/3/2019	(4)	-	-	-	-
	-	109,091	5.87	11/5/2029	(3)	-	-	-	-
David Mahlab	-	191,878	5.87	11/5/2029	(3)	114,654	746,398	-	-

(1) With respect to Messrs. Wolfe and Mavrommatis, represents shares of our restricted common stock issued under our 2007 Equity Compensation Plan (the “2007 Plan”), 2015 Equity Compensation Plan (the “2015 Plan”) and 2018 Plan. With respect to Mr. Mahlab, represents 47,970 shares of our restricted common stock issued under our 2018 Plan and 66,684 restricted stock units issued under our 2018 Plan in exchange for Pointer restricted stock units upon the completion of the Transactions.

(2) Calculated based on $6.51 per share, the closing price per share of our common stock, as reported on the Nasdaq Global Market, on December 31, 2019.

(3) These option awards vest over a four-year period, such that twenty-five percent (25%) of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date.

(4) These option awards vest upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and become exercisable 180 days after vesting.

(5) One hundred percent (100%) of these option awards vested on the third anniversary of the grant date, provided that the holder is employed by the Company on such date.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” the Company has entered into severance agreements with Messrs. Wolfe and Mavrommatis. These severance agreements provide for severance payments or other compensation upon the termination of such executive’s employment or a change in control with respect to the Company. In addition, on December 11, 2019, the Company entered into the Termination Agreement with Mr. Mahlab which provides for certain payments and other benefits Mr. Mahlab shall receive in connection with his retirement effective as of January 31, 2020.

Potential Payments Upon Termination or Change in Control under Equity Compensation Plans

Our 2007 Plan provides that, in the event of a consolidation or merger in which, after completion of any such transaction, our prior stockholders own less than 50% of the voting shares of the continuing or surviving entity, or in the event of the sale or transfer of substantially all of our assets, all outstanding options will become exercisable and all restrictions and/or forfeitures with respect to restricted stock awards and restricted stock units will lapse.

Our 2015 Plan provides that the Compensation Committee may, at the time of the grant of an award, provide for the effect of a “change in control” on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee, or (iv) such other modification or adjustment to an award as the Compensation Committee deems appropriate to maintain and protect the rights and interests of participants upon or following a change in control. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; (g) cancel any stock unit or performance units held by a participant affected by the change in control in exchange for cash and/or other substitute consideration with a value equal to the fair market value per share of common stock on the date of the change in control, or (h) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

For purposes of the 2015 Plan, a “change in control” means the occurrence of any of the following events: (i) any person or group (as such terms are used in Section 13(d) and 14(d) of the Exchange Act, but excluding the Company, its affiliates and any person holding securities under employee benefit plan or trust of the Company) is or becomes the beneficial owner of securities of the Company representing 50% or more of either the combined voting power of the Company’s then outstanding securities or the then outstanding shares of our common stock; (ii) any consolidation or merger of the Company where stockholders of the Company, immediately prior to such consolidation or merger, would not, immediately after such consolidation or merger, beneficially own shares representing in the aggregate 50% of more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger; or (iii) any sale, lease, exchange or other transfer of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by persons in substantially the same proportion as their ownership of the Company immediately prior to such sale; (iv) the approval by stockholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; or (v) the members of the Board at the beginning of any consecutive 24-calendar-month period (the “Incumbent Directors”) cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any member of the Board whose election, or nomination for election by the Company’s stockholders, was approved or ratified by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 24-calendar-month period, shall be deemed to be an Incumbent Director.

Our 2018 Plan provides that, unless the Compensation Committee provides otherwise in advance of the grant, in the event of a “change in control,” if the employee or service provider is terminated other than for “cause” (as defined in the 2018 Plan) within one year of such change in control or leaves for “good reason” (as defined in the 2018 Plan), options and restricted stock (including restricted stock units) shall vest. In addition, unless otherwise determined by the Compensation Committee, the payout of performance stock units and performance shares shall be determined exclusively by the attainment of the performance goals established by the Compensation Committee, which may not be modified after the change in control, and the Company will not have the right to reduce the awards for any other reason.

For purposes of the 2018 Plan, a “change in control” means the occurrence of any of the following events: (i) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company or a corporation owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company, becomes the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the board of directors of the Company and any new director whose election by the board of directors or nomination for election by the Company’s stockholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to the Company’s Named Executive Officers under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. The following table assumes a December 31, 2019 termination or change in control date and uses the closing price of the Company’s common stock on the Nasdaq Global Market on December 31, 2019, $6.51. With respect to Mr. Mahlab, the following table reflects the payments and other benefits due to Mr. Mahlab under the terms of the Termination Agreement. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officer. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change- in-Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Only ($)
Chris Wolfe	Severance Pay	$325,000		$650,000		—
	Exercise of Vested Stock Options Upon Termination	$28,947	(1)	$507,589	(2)	$507,589	(2)
	Realization of Restricted Stock Awards Upon Termination	$154,540	(3)	$878,941	(4)	$878,941	(4)
	Benefit Continuation	$23,070		$23,070		—
Ned Mavrommatis	Severance Pay	$300,000		$300,000		—
	Exercise of Vested Stock Options Upon Termination	$28,659	(1)	$252,618	(2)	$252,618	(2)
	Realization of Restricted Stock Awards Upon Termination	$132,772	(3)	$584,995	(4)	$584,995	(4)
	Benefit Continuation	$35,375		$35,375		—
David Mahlab	Severance Pay	$332,146	(5)	$332,146	(5)	—
	Exercise of Vested Stock Options Upon Termination	$122,802	(1)	$122,802	(1)	—
	Realization of Restricted Stock Awards Upon Termination	$312,285	(3)	$312,285	(3)	—
	Realization of Restricted Stock Unit Awards Upon Termination	$434,113	(6)	$434,113	(6)	—
	Benefit Continuation	$86,817	(7)	$86,817	(7)	—

(1) Pursuant to the option award agreements entered into between the Company and each Named Executive Officer, options that have vested as of the date of termination of employment generally are exercisable for a period of three months following the date of termination (or 365 days, in the case of termination of employment resulting from death or disability), except that, pursuant to the terms of the Termination Agreement with Mr. Mahlab, all of Mr. Mahlab’s outstanding options will remain exercisable for a period of 30 months following January 31, 2020, the effective date of his termination. Moreover, the terms of the severance agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis generally provide for accelerated vesting of a portion of the unvested options held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement). With respect to Mr. Mahlab, the Termination Agreement provides that all unvested stock options previously granted to Mr. Mahlab will become fully vested as of the effective date of his termination. Thus, the amounts reported in the table assume the exercise of any such stock options held by the Named Executive Officers at December 31, 2019 that were in-the-money as of such date.

(2) The 2007 Plan provides that all outstanding options will become exercisable upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding options. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), option will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. With respect to the Signing Bonus Options and the Closing Bonus Options, the vesting of such options will accelerate in the event of a change of control of the Company involving a valuation implying a price per share of our common stock of at least $9. Thus, the amounts reported in the table assume the exercise of any outstanding stock options held by Messrs. Wolfe and Mavrommatis at December 31, 2019 that were in-the-money as of such date, and that (i) with respect to option awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding options upon a change in control, (ii) with respect to option awards issued under the 2018 Plan, Messrs. Wolfe and Mavrommatis were terminated other than for cause within one year of a change in control or left for good reason, (iii) with respect to the Signing Bonus Options and the Closing Bonus Options, the change of control involved a valuation implying a price per share of our common stock of at least $9.

(3) The terms of the severance agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis generally provide for accelerated vesting of a portion of the unvested restricted shares held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement). The Termination Agreement with Mr. Mahlab provides that all unvested restricted stock previously granted to Mr. Mahlab will become fully vested as of the effective date of his termination.

(4) The 2007 Plan provides that all outstanding restricted stock awards will become fully vested upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding restricted stock awards. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), restricted stock will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. The amounts reported in the table assume that, with respect to restricted stock awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding restricted stock upon a change in control and that, with respect to restricted stock awards issued under the 2018 Plan, Messrs. Wolfe and Mavrommatis were terminated other than for cause within one year of a change in control or left for good reason.

(5) Under the terms of the Termination Agreement with Mr. Mahlab, Mr. Mahlab is entitled monthly payments at the rate of his annual base salary for a twelve-month period beginning on January 31, 2020.

(6) The Termination Agreement with Mr. Mahlab provides that all unvested restricted stock units previously granted to Mr. Mahlab will become fully vested as of the effective date of his termination.

(7) Under the terms of the Termination Agreement with Mr. Mahlab, Mr. Mahlab is entitled to receive full contribution to pension fund, study fund, and all other regular payments and benefits (including the company car) that he was entitled to receive during his employment for a twelve-month period beginning on January 31, 2020. The amounts reported in the table assume a monthly payment of $7,235 for such benefits, which represents the average monthly payment the Company made for such benefits in 2019.

Risk Considerations

We do not believe that our compensation practices and policies for our employees, including our executive officers, create risks or are likely to create risks that are reasonably likely to have a material adverse effect on us or our results of operations or financial condition.

Compensation of Directors

General

All directors are entitled to reimbursement for travel and lodging and other reasonable out-of-pocket expenses incurred by them in connection with their attendance at Board and/or Board committee meetings or other activities on our behalf.

Employee Directors

Directors who are current officers or employees of the Company or any subsidiary of the Company do not receive any additional compensation for their service as members of either the Board or any committees of the Board.

Non-Employee Directors

On August 1, 2017, the Board adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of the non-employee directors elected to be paid his retainer for 2019 in restricted shares of our common stock. With respect to restricted stock awards, the number of shares issuable was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period prior to approval by the Board of such grants.

The Chairman of the Board and the chairperson of each of the committees of the Board are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of the Board receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. In addition, if during the year, any director attends, in person or by telephone, more than eight meetings of the Board and/or any committee thereof, in the aggregate, such director will be entitled to receive for each additional meeting attended in person or by telephone a payment of $1,000 or $500; however, the directors maintain discretion to waive, and have on occasion agreed to waive, those additional meeting fees. Each of the non-employee directors elected to be paid his supplemental retainer in 2019 in restricted shares of our common stock.

Our non-employee directors are entitled to participate in the Company’s 2018 Plan. Non-employee directors are eligible to be awarded non-qualified stock options, shares of restricted stock, stock appreciation rights and other awards under the 2018 Plan. A recipient of restricted stock under the 2018 Plan is entitled to vote such shares and would be entitled to dividends, if any, paid on such shares, but is not entitled to dispose of such shares until they have vested in accordance with the terms of the applicable award.

During the fiscal year ended December 31, 2019, each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant and Charles Frumberg was awarded an aggregate of 24,185, 29,060, 25,685, 24,560 and 22,310 restricted shares of common stock, respectively, in consideration for his services as a director of the Company. All of these awards were made pursuant to the 2018 Plan. Each of the restricted stock awards granted to Messrs. Brakebill, Brodsky, Casey, Formant and Frumberg were granted on June 27, 2019. All such restricted stock awards vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director is then serving as a director of the Company. Due to the timing of when Anders Bjork and John Hunt joined the Board, they did not receive any compensation for their service as directors during the fiscal year ended December 31, 2019.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)(1)(3)(4)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)	Total ($)
Anders Bjork(6)	-	-	-	-
Kenneth Brakebill	$69,000	$64,681	-	$133,681
Michael Brodsky	$95,000	$64,681	-	$159,681
Michael Casey	$77,000	$64,681	-	$141,681
Christopher Formant	$71,000	$64,681	-	$135,681
Charles Frumberg	$59,000	$64,681	-	$123,681
John Hunt(6)	-	-	-	-

(1)	The amount under this column with respect to each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant and Charles Frumberg reflects the dollar amount of fees for which such non-employee director elected to be paid in restricted shares of our common stock in lieu of cash, which shares were issued under the 2018 Plan on June 27, 2019. The number of restricted shares issued to each such non-employee director in lieu of cash was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period prior to approval by the Board of such grants. Messrs. Brakebill, Brodsky, Casey, Formant and Frumberg were granted 12,936, 17,811, 14,436, 13,311 and 11,061 restricted shares of our common stock, respectively, in lieu of cash, the aggregate grant date fair value of which, computed in accordance with ASC 718, disregarding any service-based vesting conditions, is $74,383, $102,411, $83,007, $76,539 and $63,603, respectively.

(2)	The amounts under this column reflect the sum of the aggregate grant date fair value of 11,249 restricted shares of our common stock granted to each of Kenneth Brakebill, Michael Brodsky, Michael Casey, Christopher Formant and Charles Frumberg under the 2018 Plan on June 27, 2019, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2(R) — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 11 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.”

(3)	Each of the restricted stock awards granted to Messrs. Brakebill, Brodsky, Casey, Formant and Frumberg will vest in full on June 27, 2020, provided that such non-employee director is then serving as a director of the Company on such date. As Kenneth Brakebill and Christopher Formant resigned as directors of the Company upon the completion of the Transactions on October 3, 2019, Messrs. Brakebill and Formant forfeited 17,758 shares and 18,033 shares of their restricted stock awards, respectively, representing a pro rata portion of such awards

(4)	At December 31, 2019, Michael Brodsky held 29,060 shares of unvested restricted stock, Michael Casey held 25,685 shares of unvested restricted stock, Charles Frumberg held 22,310 shares of unvested restricted stock, and neither Anders Bjork nor John Hunt held any shares of unvested restricted stock. As Kenneth Brakebill and Christopher Formant resigned as directors of the Company prior to December 31, 2019, they did not hold any shares of unvested restricted stock at December 31, 2019.

(5)	At December 31, 2019, each of Kenneth Brakebill, Michael Casey and Charles Frumberg held options to purchase 45,000 shares of our common stock, Michael Brodsky held options to purchase 95,000 shares of our common stock, and Christopher Formant held options to purchase 11,250 shares of our common stock. Neither Anders Bjork nor John Hunt held any options to purchase shares of our common stock at December 31, 2019.

(6)	Due to the timing of when Anders Bjork and John Hunt joined the Board, they did not receive any compensation for their service as directors during the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of shares of our common stock as of April 27, 2020 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
●	each of our executive officers named in the “Summary Compensation Table” in this Annual Report on Form 10-K/A (these executive officers are sometimes referred to herein as the “Named Executive Officers”);
●	each of our current directors; and
●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 27, 2020, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 27, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Annual Report on Form 10-K/A, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 29,898,465 shares of our common stock outstanding as of April 27, 2020. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding (1)
5% Stockholders:
ABRY Senior Equity Holdings V, LLC c/o ABRY Partners II, LLC 888 Boylston Street, Suite 1600 Boston, MA 02199	7,071,911	(2)	19.13%
The Phoenix Holding Ltd. Derech Hashalom 53 Givataim, 53454, Israel	2,790,277	(3)	9.33%
Cannell Capital LLC 245 Meriwether Circle Alta, WY 83414	2,762,836	(4)	9.24%
Emancipation Management LLC 299 Park Avenue, 21st Floor New York, New York 10171	1,543,936	(5)	5.16%
Executive Officers:
Chris Wolfe	437,555	(6)	1.45%
Ned Mavrommatis	405,855	(7)	1.35%
Directors
Anders Bjork	-		*
Michael Brodsky	306,059	(8)	1.02%
Michael Casey	124,783	(9)	*
Charles Frumberg	1,555,186	(10)	5.20%
John Hunt	-		*
David Mahlab	682,943	(11)	2.27%
All directors and executive officers as a group (eight individuals)	3,512,381	(12)	11.48%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 29,898,465 shares of common stock of the Company outstanding as of April 27, 2020.

(2)	Based on information contained in Amendment No. 1 to Schedule 13D filed with the SEC on January 9, 2020 and a Form 4 filed on April 1, 2020, ABRY Senior Equity Holdings V, LLC, a Delaware limited liability company (“ASEH”), beneficially owns an aggregate of 7,071,911 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by ASE and ASECF, with shared voting and dispositive power over such shares, and ASE beneficially owns an aggregate of 5,934,748 shares of the Company’s common stock issuance upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares.

(3)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 18, 2020, The Phoenix Holding Ltd. beneficially owns an aggregate of 2,790,277 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(4)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2020, Cannell Capital LLC, a Wyoming limited liability company (“Cannell Capital”), and J. Carlo Cannell, a U.S. citizen who serves as the sole managing member of Cannell Capital, beneficially own an aggregate of 2,762,836 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(5)	Based on information contained in a Schedule 13D filed with the SEC on October 15, 2019 and a Form 4 filed by Charles Frumberg on March 19, 2020, Emancipation Management LLC, a New York limited liability company (“Emancipation Management”), Emancipation Capital Master, Ltd., a Caymans Islands exempted company (“Emancipation Master”), Emancipation Capital SPV IV LLC, a Delaware limited liability company (“Emancipation SPV IV”), Emancipation Capital LLC, a Delaware limited liability company (“Emancipation Capital”), and Charles Frumberg, a U.S. citizen who serves as the managing member of Emancipation Management and Emancipation Capital, beneficially own an aggregate of 1,502,559 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(6)	This number includes (i) 190,625 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020; (ii) 12,500 restricted shares of common stock, which vest on August 4, 2020, provided that Mr. Wolfe is employed by the Company on such date; (iii) 12,500 restricted shares of common stock, which vest on December 7, 2020, provided that Mr. Wolfe is employed by the Company on such date; (iv) 35,425 restricted shares of common stock, 50% of which shares vest on each of February 24, 2021 and February 24, 2022, provided that Mr. Wolfe is employed by the Company on each such date; (v) 13,112 restricted shares of common stock, 33 1/3% of which shares vest on each of January 7, 2021, January 7, 2022 and January 7, 2023, provided that Mr. Wolfe is employed by the Company on each such date; (vi) 39,394 restricted shares of common stock, 25% of which shares vest on each of November 5, 2020, November 5, 2021, November 5, 2022 and November 5, 2023, provided that Mr. Wolfe is employed by the Company on each such date; and (vii) 61,648 shares of common stock held by a trust of which Mr. Wolfe is co-trustee and he and his immediate family members are beneficiaries, over which Mr. Wolfe shares voting and dispositive power.

(7)	This number includes (i) 190,944 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020; (ii) 4,167 restricted shares of common stock, which vest on February 17, 2021, provided that Mr. Mavrommatis is employed by the Company on such date; (iii) 26,990 restricted shares of common stock, 50% of which shares vest on each of February 24, 2021 and February 24, 2022, provided that Mr. Mavrommatis is employed by the Company on each such date; (iv) 7,513 restricted shares of common stock, 33 1/3% of which shares vest on each of January 7, 2021, January 7, 2022 and January 7, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date; and (v) 27,273 restricted shares of common stock, 25% of which shares vest on each of November 5, 2020, November 5, 2021, November 5, 2022 and November 5, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date.

(8)	This number includes (i) 29,060 restricted shares of our common stock, which vest on June 27, 2020, provided that Mr. Brodsky is a director of the Company on such date; (ii) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner; and (iii) 82,500 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020.

(9)	This number includes (i) 25,685 restricted shares of our common stock, which vest on June 27, 2020, provided that Mr. Casey is a director of the Company on such date; and (ii) 33,750 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020.

(10)	This number includes (i) 22,310 restricted shares of our common stock, which vest on June 27, 2020, provided that Mr. Frumberg is a director of the Company on such date; (ii) 11,250 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020, and (iii) 1,502,559 shares of our common stock held by Emancipation Master and Emancipation SPV IV. Emancipation Management serves as the investment manager of Emancipation Master and Emancipation SPV IV. Emancipation Capital is the managing member of Emancipation SPV IV. Mr. Frumberg is the managing member of Emancipation Management and Emancipation Capital and shares voting and dispositive power over the shares held by Emancipation Master and Emancipation SPV IV.

(11)	This number includes 191,878 shares of our common stock issuable upon exercise of options which are currently exercisable.

(12)	This number includes an aggregate of 700,947 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 27, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our policy prohibits conflicts between the interests of our employees, officers and directors and our company. A conflict of interest exists when an employee, officer, or director’s personal interest interferes or may interfere with the interests of the Company. When it is deemed to be in the best interests of our company and our stockholders, the Audit Committee may grant waivers to employees, officers and directors who have disclosed an actual or potential conflict of interest, which waivers are subject to approval by our Board. This policy is included in our Code of Business Conduct and Ethics for Employees, Officers and Directors.

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2018, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 27, 2020, our common stock is the Company’s only class of voting securities.

Investment and Transaction Agreement

On March 13, 2019, we entered into the Investment Agreement pursuant to which, on October 3, 2019, we issued and sold to the Investors (i) 50,000 shares of our Series A Preferred Stock for an aggregate purchase price of $50,000,000, and (ii) convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”). The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock (at the original issuance price thereof) upon approval by our stockholders in accordance with Nasdaq rules. The Notes bear interest at 10% per annum, will mature on the third business day before the first anniversary of their issuance date (unless earlier converted) and may be prepaid in full subject to a prepayment premium. The net proceeds from the issuance and sale of the 50,000 shares of Series A Preferred Stock were used to fund our acquisition of Pointer. A portion of the proceeds from the Notes were used to pay expenses related to such acquisition and the remaining proceeds may be used for general corporate purposes. As a result of the issuance of the shares of Series A Preferred Stock to the Investors, ASE and ASEH became beneficial owners of more than 5% of our outstanding common stock. As of April 27, 2020, the aggregate amount outstanding under the Notes was $5,291,667.

Director Independence

Our Board has determined that, with the exception of Messrs. Wolfe and Mahlab, each of our current directors and Kenneth Brakebill and Christopher Formant, who served as directors of I.D. Systems until October 3, 2019, satisfies the current “independent director” standards established by the Nasdaq Rules and, as to the members of the Audit Committee of our Board, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee of the Board is composed of Messrs. Casey, Brodsky and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee of the Board is composed of Messrs. Bjork, Casey and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brodsky, Bjork and Frumberg, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services

On November 12, 2019, the Audit Committee appointed the firm of Ernst & Young LLP as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2019. Prior to November 12, 2019, EisnerAmper LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2018.

Fees and Services of Independent Registered Certified Public Accounting Firm

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2019, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC were $942,000. The aggregate fees billed by EisnerAmper LLP for professional services rendered for (i) the audit of our annual financial statements for the fiscal year ended December 31, 2018, (ii) for the review of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2018, and (iii) for the review of a registration statement on Form S-8 and the related consent were $201,000.

Audit-Related Fees

There were no fees billed by Ernst & Young LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal year ended December 31, 2019. There were no fees billed by EisnerAmper LLP for assurance and related services reasonably related to the performance of the audit or review of our financial statements during the fiscal year ended December 31, 2018.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal year ended December 31, 2019 were $2,500. There were no fees billed by EisnerAmper LLP for professional services rendered for tax compliance, tax advice or tax planning during fiscal year ended December 31, 2018.

All Other Fees

The aggregate fees billed by Ernst & Young LLP for products or professional services rendered during the fiscal year ended December 31, 2019, other than services described under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above, were $0. The aggregate fees billed by EisnerAmper LLP for products or professional services rendered during the fiscal year ended December 31, 2018, other than services described under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above, were $0.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. None of the fees for services described above under the captions “Audit-Related Fees” or “All Other Fees” approved by the Audit Committee were approved pursuant to the exception provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	April 29, 2020
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 29, 2020
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	April 29, 2020
Anders Bjork

/s/ Michael Brodsky	Director	April 29, 2020
Michael Brodsky

/s/ Michael Casey	Director	April 29, 2020
Michael Casey

/s/ Charles Frumberg	Director	April 29, 2020
Charles Frumberg

/s/ John Hunt	Director	April 29, 2020
John Hunt

/s/ David Mahlab	Director	April 29, 2020
David Mahlab

