Form 10-Q
period 2020-03-31
PowerFleet, Inc.
filed 2020-05-15
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [  ] No [X]

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 11, 2020 was 29,899,110.

INDEX

PowerFleet, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2019*	March 31, 2020
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,395	$16,606
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,004 and $1,973 in 2019 and 2020, respectively	27,016	24,880
Inventory, net	16,381	15,149
Deferred costs - current	3,720	3,656
Prepaid expenses and other current assets	7,370	6,703
Total current assets	71,190	67,302

Deferred costs - less current portion	4,810	4,061
Fixed assets, net	8,240	7,166
Goodwill	89,068	88,871
Intangible assets, net	36,639	35,272
Right of use asset	7,024	7,069
Severance payable fund	3,530	3,368
Other assets	2,532	2,652
Total assets	$223,033	$215,761

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$3,373	$3,933
Convertible note payable	5,000	5,000
Accounts payable and accrued expenses	24,880	23,128
Deferred revenue - current	7,687	8,437
Lease liability - current	868	2,699
Total current liabilities	41,808	43,197

Long-term debt, less current maturities	26,515	24,503
Deferred revenue - less current portion	8,544	7,438
Lease liability - less current portion	6,371	4,553
Accrued severance payable	4,062	4,024
Deferred tax liability	3,722	4,397
Other long-term liabilities	438	751

Total liabilities	91,460	88,863
Commitments and Contingencies (Note 21)

MEZZANINE EQUITY
Convertible redeemable Preferred stock: Series A – 100 shares authorized, $0.01 par value; 52 shares issued and outstanding	47,393	48,516

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 30,804 and 31,012 shares issued at December 31, 2019 and March 31, 2020, respectively; shares outstanding, 29,743 and 29,881 at December 31, 2019 and March 31, 2020, respectively	308	310
Additional paid-in capital	201,813	202,288
Accumulated deficit	(112,143)	(115,569)
Accumulated other comprehensive (loss) gain	265	(2,061)
Treasury stock; 1,061 and 1,131 common shares at cost at December 31, 2019 and March 31, 2020, respectively	(6,053)	(6,541)

Total PowerFleet, Inc. stockholders’ equity	84,190	78,427
Non-controlling interest	(10)	(45)
Total equity	84,180	78,382
Total liabilities and stockholders’ equity	$223,033	$215,761

*Derived from audited balance sheet as of December 31, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
Revenue:
Products	$7,249	$13,208
Services	6,362	17,591
	13,611	30,799

Cost of revenue:
Cost of products	4,239	9,302
Cost of services	2,354	6,631
	6,593	15,933
Gross profit	7,018	14,866
Operating expenses:
Selling, general and administrative expenses	6,110	15,103
Research and development expenses	1,660	3,172
Acquisition-related fees	1,449	-
	9,219	18,275
Loss from operations	(2,201)	(3,409)
Interest income	65	14
Interest expense	(20)	145
Other income (loss), net	(38)	2
Net loss before income taxes	(2,194)	(3,248)
Income taxes	-	193
Net loss before non-controlling interest	(2,194)	(3,441)
Non-controlling interest	-	15
Preferred stock dividends	-	(1,123)
Net loss attributable to common stockholders	$(2,194)	$(4,549)
Net loss per share - basic and diluted	$(0.12)	$(0.16)
Weighted average common shares outstanding - basic and diluted	17,621	29,034

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2020

Net loss attributable to common stockholders	$(2,194)	$(4,549)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	9	-
Reclassification of net realized investment loss included in net loss	38	-
Foreign currency translation adjustment	(12)	(2,326)

Total other comprehensive income (loss)	35	(2,326)

Comprehensive loss	$(2,159)	$(6,875)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest		Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$	-(10)	$84,180
Net loss attributable to common stockholders	-	-	(1,123)	(3,426)	-	-		-	(4,549)
Net loss attributable to non-controlling interest	-	-	-	-	-	-		(15)	(15)
Foreign currency translation adjustment	-	-	-	-	(2,326)	-		(20)	(2,346)
Issuance of restricted shares	40	-	-	-	-	-		-	-
Forfeiture of restricted shares	(32)	-	-	-	-	--		-	-
Vesting of restricted stock units	110	1	(1)
Other			62						62
Shares issued pursuant to exercise of stock options	90	1	382						383
Shares withheld pursuant to exercise of stock options						(256)			(256)
Shares withheld pursuant to vesting of restricted stock						(232)			(232)
Stock based compensation	-	-	1,155						1,155
Balance at March 31, 2020	31,012	$310	$202,288	$(115,569)	$(2,061)	$(6,541)		$(45)	$78,382

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2019	19,178	$192	$138,693	$(101,180)	$(435)	$(5,736)	$-	$31,534
Net loss attributable to common stockholders	-	-	-	(2,194)	-	-	-	(2,194)
Foreign currency translation adjustment	-	-	-	-	(12)	-	-	(12)
Reclassification of realized losses on investments, net of unrealized amounts	-	-	-	-	47	-	-	47
Issuance of restricted shares	81	1	(1)	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-		-	-	-	(226)	-	(226)
Stock based compensation	-	-	583					583
Balance at March 31, 2019	19,259	$193	$139,275	$(103,374)	$(400)	$(5,962)	$-	$29,732

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities: (net of assets acquired)

Net loss before non-controlling interest	$(2,194)	$(3,441)
Adjustments to reconcile net loss to cash used in operating activities:
Inventory reserve	45	63
Stock-based compensation expense	583	1,109
Depreciation and amortization	382	2,067
Right of use asset non-cash lease expense	160	731
Bad debt expense	72	184
Change in contingent consideration	20	-
Deferred taxes		193
Other non-cash items	33	(8)
Changes in:
Accounts receivable	(3,928)	820
Inventories	(255)	691
Prepaid expenses and other assets	141	(549)
Deferred costs	(834)	812
Deferred revenue	2,702	(924)
Accrued severance payable, net	-	100
Lease liabilities	(196)	(785)
Accounts payable and accrued expenses	1,653	1,694
Net cash (used in) provided by operating activities	(1,616)	2,757
Cash flows from investing activities:
Acquisition	(3,097)	-
Proceeds from sale of property and equipment	-	16
Capital expenditures	(234)	(471)
Purchase of investments	(99)	-
Proceeds from the sale and maturities of investments	4,638	-
Net cash provided by (used in) investing activities	1,208	(455)
Cash flows from financing activities:
Short-term bank debt, net		104
Repayments of long-term debt		(479)
Proceeds from exercise of stock options	-	127
Shares withheld pursuant to vesting of restricted stock	(226)	(232)
Net cash used in financing activities	(226)	(480)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	(1,611)
Net (decrease) increase in cash, cash equivalents and restricted cash	(644)	211
Cash, cash equivalents and restricted cash - beginning of period	10,466	16,703
Cash, cash equivalents and restricted cash - end of period	$9,822	$16,914
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$10,159	$16,395
Restricted cash	307	308
Cash, cash equivalents, and restricted cash, beginning of period	$10,466	$16,703

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$9,515	$16,606
Restricted cash	307	308
Cash, cash equivalents, and restricted cash, end of period	$9,822	$16,914

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	-	5
Interest	-	483
Noncash investing and financing activities:
Unrealized (loss) gain on investments	$47	$-
Value of shares withheld pursuant to exercise of stock options	$-	$256

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

As described more fully in Note 4, on October 3, 2019, PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions (“Pointer Merger Sub”), and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions (“I.D. Systems Merger Sub”), and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

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

Impact of COVID-19

The global outbreak of a novel strain of coronavirus, COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company’s business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers. As of the date of these unaudited interim condensed consolidated financial statements, the full extent to which the COVID-19 pandemic may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2020, the consolidated results of its operations for the three-month periods ended March 31, 2019 and 2020, the consolidated change in stockholders’ equity for the three-month periods ended March 31, 2019 and 2020 and the consolidated cash flows for the three-month periods ended March 31, 2019 and 2020. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of March 31, 2020, the Company had cash and cash equivalents of $16,606 and working capital of $24,105. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility as of March 31, 2020. See Note 12 for additional information.

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

The Company believes that its available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 15, 2021.

NOTE 2 – USE OF ESTIMATES

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

As of March 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2019 and March 31, 2020 consists of cash held in escrow for purchases from a vendor.

NOTE 4 - ACQUISITIONS

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

At the Pointer Merger Effective Time, each award of options to purchase Pointer ordinary shares that was outstanding and unvested immediately prior to such time was cancelled and substituted with options to purchase shares of PowerFleet common stock under the Company’s 2018 Incentive Plan on the same material terms and conditions as were applicable to the corresponding option immediately prior to the Pointer Merger Effective Time, except that (i) the number of shares of PowerFleet common stock underlying such substituted option is equal to the product of (A) the number of Pointer ordinary shares underlying such option immediately prior to the Pointer Merger Effective Time multiplied by (B) 2.544, with any fractional shares rounded down to the nearest whole number of shares of PowerFleet common stock, and (ii) the per-share exercise price is equal to the quotient obtained by dividing (A) the exercise price per Pointer ordinary share subject to such option immediately prior to the Pointer Merger Effective Time by (B) 2.544 (rounded up to the nearest whole cent).

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

Total consideration for the Transactions of $130,415 included (i) $71,874 in cash paid at closing, (ii) 10,756 shares of PowerFleet common stock issued at closing with a fair value of $58,080 and (iii) $461 for share-based awards assumed.

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

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$19,701
Inventory	8,666
Other assets	26,461
Customer relationships	15,610
Trademark and tradename	6,096
Technology	10,911
Goodwill (a)	78,445
Less: Current liabilities assumed	(21,055)
Less: Non current liabilities assumed	(14,420)
Net assets acquired	$130,415

(a)	The goodwill is not deductible for tax purposes.

The results of operations of Pointer have been included in the consolidated statement of operations as of the effective date of the Transactions.

The following table represents the combined pro forma revenue and earnings for the three-month periods ended March 31, 2019:

	Three-Months Ended
	March 31, 2019
	Historical	Pro Forma Combined
		(Unaudited)
Revenues	$13,611	$31,256
Operating loss	(2,194)	(4,242)
Net loss per share - basic and diluted	$(0.12)	$(0.15)

The combined pro forma revenue and earnings for the three-month period ended March 31, 2019 for the Transactions were prepared as though such transactions had occurred as of January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pointer. This summary is not necessarily indicative of what the results of operations would have been had the Transactions occurred during such period, nor does it purport to represent results of operations for any future periods.

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

The results of operations from each of the CarrierWeb Acquisitions have been included in the consolidated statement of operations as of the effective date of each such acquisition. For the three months ended March 31, 2020, the CarrierWeb acquisition contributed approximately $628 to the Company’s revenues. Operating income contributed by the CarrierWeb Acquisitions was not separately identifiable due to Company’s integration activities and is impracticable to provide.

NOTE 5 - REVENUE RECOGNITION

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
	2019	2020

Products	$7,249	$13,208
Services	6,362	17,591
	$13,611	$30,799

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2019 and March 31, 2020:

	December 31, 2019	March 31, 2020
		(Unaudited)
Assets:
Deferred contract costs	$2,196	$2,096
Deferred costs	$8,530	$7,717

Liabilities:
Contract liabilities (1)	$1,098	$903
Deferred revenue -other (1)	$227	$315
Deferred maintenance and SaaS revenue (1)	5,072	5,734
Deferred logistics visibility solutions product revenue (1)	10,932	9,827

	17,329	16,779
Less: Deferred revenue and contract liabilities - Current portion	(8,536)	(9,088)

Deferred revenue and contract liabilities - less current portion	$8,793	$7,691

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended March 31, 2019 and 2020, the Company recognized revenue of $2,500 and $2,174, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2025, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Finance receivables, current	$893	$813
Prepaid expenses	3,221	3,272
Contract assets	1,335	1,033
Other current assets	1,921	1,585

	$7,370	$6,703

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $487 at December 31, 2019, and $583 at March 31, 2020.

Inventories consist of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Components	$8,183	$7,567
Work in process	210	167
Finished goods	7,988	7,415

	$16,381	$15,149

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2019	March 31, 2020
		(Unaudited)
Installed products	$3,180	$3,047
Computer software	5,635	5,618
Computer and electronic equipment	6,231	4,691
Furniture and fixtures	1,364	1,230
Leasehold improvements	641	606

	17,051	15,192
Accumulated depreciation and amortization	(8,811)	(8,026)

	$8,240	$7,166

Depreciation and amortization expense of fixed assets for the three-month periods ended March 31, 2019 and 2020 was $189,000 and $735,000, respectively. This includes amortization of costs associated with computer software for the three-month periods ended March 31, 2019 and 2020 of $133,000 and $131,000, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2019 and March 31, 2020:

March 31, 2020 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	9 - 12	$19,264	$(1,514)	$17,750
Trademark and tradename	3 - 15	7,553	(689)	6,864
Patents	7 - 11	2,117	(1,492)	625
Technology	7	10,911	(1,269)	9,642
Favorable contract interest	4	388	(259)	129
Covenant not to compete	5	208	(111)	97
		40,441	(5,334)	35,107

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$40,606	$(5,334)	$35,272

December 31, 2019	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized:
Customer relationships	9 - 12	$19,299	$(1,108)	$18,191
Trademark and tradename	3 - 15	7,553	(488)	7,065
Patents	7 - 11	2,117	(1,436)	681
Technology	7	10,911	(634)	10,277
Favorable contract interest	4	388	(234)	154
Covenant not to compete	5	208	(102)	106
		40,476	(4,002)	36,474

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$40,641	$(4,002)	$36,639

At March 31, 2020, the weighted-average amortization period for the intangible assets was 9.0 years. At March 31, 2020, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 4.5, 9.8, 7.0, 4.0 and 5.0 years, respectively.

Amortization expense for the three month periods ended March 31, 2019 and 2020 was $193 and $1,332, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2020 (remaining)	$3,997
2021	5,153
2022	4,479
2023	4,434
2024	2,021
2025	1,894
Thereafter	13,129
$35,107

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges.

NOTE 10 - STOCK-BASED COMPENSATION

Stock Option Plans

In June 2018, I.D. Systems’ stockholders approved the I.D. Systems, Inc. 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which I.D. Systems may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500 shares of I.D. Systems’ common stock with a vesting period of approximately four to five years. Upon the adoption of the 2018 Plan, the I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan and the I.D. Systems, Inc. 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans. In connection with the completion of the Transactions, I.D. Systems assigned to PowerFleet and PowerFleet assumed all obligations of I.D. Systems pursuant to the 2018 Plan, which was amended to, among other things, increase the number of shares available for issuance thereunder by 3,000 shares to 4,500 and to rename the plan to the PowerFleet, Inc. 2018 Incentive Plan. There were 766 shares available for future issuance under the 2018 Plan as of March 31, 2020.

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

[A] Stock options:

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at beginning of year	4,078	$5.79
Granted	88	6.62
Exercised	(90)	4.27
Forfeited or expired	(63)	6.03

Outstanding at end of period	4,013	$5.83	8 years	$9,133

Exercisable at end of period	1,159	$5.57	65 years	$2,943

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2019	2020

Expected volatility	42.1%	41.5%
Expected life of options (in years)	6	6
Risk free interest rate	2.5%	1.7%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	2.67	$2.83

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $136 and $432, respectively, for the three-month periods ended March 31, 2019 and 2020, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2019 and 2020 was $201 and $1,008, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2019 and 2020 was $-0- and $196, respectively.

As of March 31, 2020, there was approximately $3,520 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 5.0 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2020 is as follows:

		Weighted-
	Number of	Average
	Non-vested	Grant Date
	Shares	Fair Value

Restricted stock, non-vested, beginning of year	877	$6.17
Granted	41	6.84
Vested	(170)	6.41
Forfeited	(33)	6.40

Restricted stock, non-vested, end of period	715	$6.15

The Company recorded stock-based compensation expense of $447 and $549, respectively, for the three-month periods ended March 31, 2019 and 2020, in connection with restricted stock grants. As of March 31, 2020, there was $3,327 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended March 31, 2020:

		Weighted-
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value

Restricted stock, non-vested, beginning of year	253	$5.60
Vested	(110)	5.60
Forfeited	-	-

Restricted stock units, non-vested, end of period	143	$5.60

The Company recorded stock-based compensation expense of $-0- and $128, respectively, for the three-month periods ended March 31, 2019 and 2020, in connection with the RSUs. As of March 31, 2020, there was $626 of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 11 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended March 31, 2019 and 2020 are as follows:

	Three Months Ended
	March 31,
	2019	2020
Basic and diluted loss per share
Net loss attributable to common stockholders	$(2,194)	$(4,549)

Weighted-average common shares outstanding - basic and diluted	17,621	29,034

Net loss attributable to common stockholders - basic and diluted	$(0.12)	$(0.16)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the three-month periods ended March 31, 2019 and 2020, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and convertible note payable, and vesting of restricted stock and restricted stock units totaling 2,648 and 12,659, respectively, would have been anti-dilutive due to the loss.

NOTE 12 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2019	March 31, 2020
		(Unaudited)
Short-term bank debt bearing interest at 17% per annum	$685	$621
Current maturities of long-term debt	$2,688	$3,312
Convertible notes payable	$5,000	$5,000
Long-term debt – less current maturities	$26,515	$24,503

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

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the Closing Date under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company will be required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of March 31, 2020, no amounts were outstanding under the revolving credit facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of March 31, 2020.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month period ended March 31, 2020, amortization of the debt issuance costs was $19. The Company recorded charges of $-0- and $360 to interest expense on its consolidated statements of operations for each of the three-months periods ended March 31, 2019 and 2020, related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A Facility and the Term B Facility as of March 31, 2020 are as follows:

Year ending December 31:
2021	$3,312
2022	4,968
2023	5,205
2024	3,549
2025	10,781
27,815
Less: Current portion	3,312
Total	$24,503

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is to be due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	March 31, 2020
		(Unaudited)
Accounts payable	$15,400	$13,180
Accrued warranty	632	664
Accrued compensation	5,517	4,957
Contract liabilities	849	642
Government authorities	2,172	3,358
Other current liabilities	310	327

	$24,880	$23,128

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020.

The following table summarizes warranty activity for the three-month periods ended March 31, 2019 and 2020:

	Three Months Ended March 31,
	2019	2020

Accrued warranty reserve, beginning of period	$422	$742
Accrual for product warranties issued	80	141
Product replacements and other warranty expenditures	(54)	(62)
Expiration of warranties	(76)	(34)

Accrued warranty reserve, end of period (a)	$372	$787

(a) Includes accrued warranty and other liabilities at December 31, 2019 and March 31, 2020 of $110 and $123, respectively

NOTE 14 - STOCKHOLDERS’ EQUITY

Redeemable preferred stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock. During 2020 the Company issued an additional share as payment for the earned dividends.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Charter. During the three-month period ended March 31, 2020, the Company issued dividends in the amounts of 955 shares to the holders of the Series A Preferred Stock. As of March 31, 2020, dividends in arrears were $-0-.

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

Further, at any time (i) after the 66-month anniversary of the Original Issuance Date, (ii) following delivery of a mandatory conversion notice by us, or (iii) upon a deemed liquidation event, subject to Delaware law governing distributions to stockholders, the holders of the Series A Preferred Stock may elect to require us to redeem all or any portion of the outstanding shares of Series A Preferred Stock for an amount per share equal to the Redemption Price.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2020 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss
Balance at January 1, 2020	$265	$-	$265
Net current period change	(2,326)	-	(2,326)
Balance at March 31, 2020	$(2,061)	$-	$(2,061)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2019 are as follows:

		Unrealized	Accumulated
	Foreign	gain (losses)	other
	currency	on	comprehensive
	items	investments	loss
Balance at January 1, 2019	$(388)	$(47)	$(435)
Net current period change	(12)	47	35
Balance at March 31, 2019	$(400)	$-	$(400)

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency financial of $(12) and $2,326 at March 31, 2019 and 2020, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation gains (losses) for the three-month periods ended March 31, 2019 and 2020 of $(26) and $(253), respectively, are included in selling, general and administrative expenses and $-0- and $895, respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues on a percentage basis by geographic region.

	Three Months Ended March 31,
	2019	2020
United States	$12,960	$13,107
Israel	-	9,740
Other	651	7,951
	$13,611	$30,799

	December 31, 2019	March 31, 2020
		(Unaudited)
Long lived assets by geographic region:
United States	$1,931	$1,799
Israel	2,285	2,192
Other	4,023	3,175
	$8,240	$7,166

NOTE 17 - INCOME TAXES

The Company generally records its interim tax provision based upon a projection of the Company’s annual effective tax rate ("AETR"). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate ("ETR") each period is impacted by a number of factors, including the relative mix of domestic and international earnings and adjustments to the valuation allowance. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company’s global ETR for the three months ended March 31, 2020 and 2019 was (5.94)% and 0%, respectively. For the three months ended March 31, 2019 and 2020 the effective tax rate differs from the statutory tax rates primarily due to a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets and tax on foreign earnings.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law providing certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect that the CARES Act will have a material impact on its consolidated financial statements.

NOTE 18 - LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, which is effective for fiscal years beginning after December 15, 2018. The Company adopted ASU No. 2016-02 prospectively as of January 1, 2019, the date of initial application, and therefore prior comparative periods were not adjusted. As part of the adoption, the Company elected the “package of expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company has lease arrangements which are classified as short-term in nature. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use (“ROU”) assets or lease liabilities.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended March 31,
	2019	2020
Short term lease cost	$44	$129

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended March 31, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$729

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2020
Weighted-average remaining lease term (in years)	2.7
Weighted-average discount rate	3.95%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2020 are as follows:

Year ending December 31,
April - December 2020	$2,883
2021	1,838
2022	1,411
2023	1,118
2024	971
Thereafter	1,162
Total lease payments	9,383
Less: Imputed interest	(2,131)
Present value of lease liabilities	$7,252

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s cash and cash equivalents are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivables, accounts payable and accrued liabilities and short term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s long term debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements.

	March 31, 2020
	Carrying Amount	Fair Value
Long term debt	$27,815	$27,815

NOTE 20 - CONCENTRATION OF CUSTOMERS

For the three-month period ended March 31, 2020, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

For the three-month period ended March 31, 2019 and as of March 31, 2019, one customer accounted for 17%, of the Company’s revenue and 28% of the Company’s accounts receivable. Two customers accounted for 19% and 19% of finance receivables as of March 31, 2019.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,922 as of March 31, 2020. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $156. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The Company has not early adopted the new standard for 2020 and is evaluating the impact of the new guidance on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU No. 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The adoption of this standard does not have an impact on the Company’s condensed consolidated financial statements.

NOTE 23 – SUBSEQUENT EVENTS

Amendment to promissory notes

On October 3, 2019, in connection with the completion of the Transactions, the Company issued and sold convertible unsecured promissory notes in the aggregate principal amount of $5,000 (the “Notes”) to the Investors. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds may be used for general corporate purposes. On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to March 31, 2021.

Equity distribution agreement

On May 14, 2020, the Company entered into an equity distribution agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as sales agent (“Canaccord”), pursuant to which the Company may offer and sell, from time to time, through Canaccord shares of the Company’s common stock having an aggregate offering price of up to $25 million.

The Company is not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Canaccord will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NASDAQ Global Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Sales Agreement, Canaccord may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. Canaccord’s obligations to sell shares under the Sales Agreement are subject to the satisfaction of certain conditions. The Company will pay Canaccord a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement, if any, and has agreed to provide Canaccord with customary indemnification and contribution rights. The Company has also agreed to reimburse Canaccord for legal fees and disbursements, not to exceed $50,000 in the aggregate, in connection with entering into the Sales Agreement.

The Sales Agreement may be terminated by Canaccord or the Company at any time upon written notice to the other party, as permitted therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of PowerFleet, Inc. and its subsidiaries (“PowerFleet”, “we”, “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning the Company’s beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and beliefs, but there can be no assurance that the Company will realize its expectations or that its beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus COVID-19 and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2019.

There may be other factors of which the Company is currently unaware or which it currently deems immaterial that may cause its actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

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

Overview

We are a global leader and provider of subscription-based wireless Internet-of-Things (IoT) and machine-to-machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, trailers, containers, cargo, and light vehicles and heavy truck fleets.

As described more fully in Note 4 to our consolidated financial statements, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 and Amendment No. 3 thereto dated as of October 3, 2019 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. The results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

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

For our customers with a variety of make-model-years in their fleet, we have developed an unmatched library of certified vehicle code interfaces through our second-generation On-Board Diagnostics, or OBD-II, industry standard. Our patented fleet management system helps fleet owners improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support.

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

Recent Developments

The COVID-19 pandemic has resulted in significant economic disruption and continues to adversely impact the broader global economy, including certain of our customers and suppliers. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic subsides.

Risks to Our Business

We are highly dependent upon sales of our system to a few customers. The loss of any of these key customers, or any material reduction in the amount of our products they purchase during a particular period, could materially and adversely affect our revenues for such period. Conversely, a material increase in the amount of our products purchased by a key customer (or customers) during a particular period could result in a significant increase in our revenues for such period, and such increased revenues may not recur in subsequent periods. Some of these key customers, as well as our other customers, operate in markets that have suffered business downturns in the past few years or may so suffer in the future, particularly in light of the current global economic downturn as a result of the COVID-19 pandemic, and any material adverse change in the financial condition of such customers could materially and adversely affect our financial condition and results of operations. If we are unable to replace such revenue from existing or new customers, the market price of our common stock could decline significantly.

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

As of March 31, 2020, we had cash (including restricted cash) and cash equivalents of $16.9 million and working capital of $24.1 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

For the three-month period ended March 31, 2020, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2019	2020
Revenue:
Product revenue	53.3%	42.9%
Service revenue	46.7%	57.1%
	100.0%	100.0%
Cost of revenue:
Cost of products	31.1%	30.2%
Cost of services	17.3%	21.5%
	48.4%	51.7%

Gross profit	51.6%	48.3%

Operating expenses:
Selling, general and administrative expenses	55.5%	49.0%
Research and development expenses	12.2%	10.3%
Total operating expenses	67.7%	59.3%

Loss from operations	-16.2%	-11.1%

Interest income	0.5%	0.0%
Interest expense	-0.1%	0.4%
Other income (expense), net	-0.3%	0.0%
Net loss before income taxes	-16.1%	-10.6%
Income tax expense	0.0%	-0.6%
Net loss before minority interest	-16.1%	-11.2%
Minority interest	0.0%	0.0%
Preferred stock dividend	0.0%	-3.6%
Net loss attributable to common shareholders	-16.1%	-14.8%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

REVENUES. Revenues increased by approximately $17.1 million, or 126.3%, to $30.8 million in the three months ended March 31, 2020 from $13.6 million in the same period in 2019. The increase in revenue is primarily attributable to our acquisition of Pointer.

Revenues from products increased by approximately $6.0 million, or 82.2%, to $13.2 million in the three months ended March 31, 2020 from $7.2 million in the same period in 2019. The increase in product revenue is attributable to our acquisition of Pointer and an increase in PowerFleet for Vehicles solutions product revenue which increased to $2.3 million in the three months ended March 31, 2020 compared to $0 in the same period in 2019.

Revenues from services increased by approximately $11.2 million, or 176.5%, to $17.6 million in the three months ended March 31, 2020 from $6.4 million in the same period in 2019. The increase in service revenue is attributable to our acquisition of Pointer offset by a decrease in PowerFleet for Vehicles solutions service revenue. The decrease in PowerFleet for Vehicles solutions service revenue is due to service revenue of approximately $1.8 recognized in the three-month period ended March 31, 2019 for non-recurring engineering services with ABCR compared to $0 non-recurring engineering service revenue for the period ended March 31, 2020 as the development program with ABCR was completed.

COST OF REVENUES. Cost of revenues increased by approximately $9.3 million, or 141.6%, to $15.9 million in the three months ended March 31, 2020 from $6.6 million for the same period in 2019. Gross profit was $14.9 million in three months ended March 31, 2020 compared to $7.0 million for the same period in 2019. As a percentage of revenues, gross profit decreased to 48.3% in 2020 from 51.6% in 2019.

Cost of products increased by approximately $5.1 million, or 119.4%, to $9.3 million in the three months ended March 31, 2020 from $4.2 million in the same period in 2019. Gross profit for products was $3.9 million in the three months ended March 31, 2020 compared to $3.0 million in the same period in 2019. As a percentage of product revenues, gross profit decreased to 29.6% in 2020 from 41.5% in 2019. The decrease in gross profit as a percentage of product revenue was principally due to higher product revenue for PowerFleet for Vehicles solutions which have a lower gross profit percentage.

Cost of services increased by approximately $4.3 million, or 181.7%, to $6.6 million in the three months ended March 31, 2020 from $2.4 million in the same period in 2019. Gross profit for services was $11.0 million in the three months ended March 31, 2020 compared to $4.0 million in the same period in 2019. The increase in the service revenue gross profit was attributable to our acquisition of Pointer. As a percentage of service revenues, gross profit increased to 63.8% in 2020 from 62.9% in 2019. The increase is due to non-recurring engineering services with ABCR in 2019 which have a lower gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $9.0 million, or 147.2%, to approximately $15.1 million in the three months ended March 31, 2020 compared to $7.6 million in the same period in 2019. The increase was principally due to our acquisition of Pointer. As a percentage of revenues, SG&A expenses decreased to 49.0% in the three months ended March 31, 2020 from 55.5% in the same period in 2019 primarily due to the increase in revenue from 2020 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $1.5 million, or 91.1%, to approximately $3.2 million in the three months ended March 31, 2020 compared to $1.7 million in the same period in 2019 principally due to our acquisition of Pointer. As a percentage of revenues, R&D expenses decreased to 10.3% in the three months ended March 31, 2020 from 12.2% in the same period in 2019, primarily due to the increase in revenue from 2020 to 2019.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $4.5 million, or $(0.16) per basic and diluted share, for the three months ended March 31, 2020 as compared to net loss of $2.2 million, or $(0.12) per basic and diluted share, for the same period in 2019. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2020, we had cash and cash equivalents of $16.6 million and working capital of $24.1 million.

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

Also, on October 3, 2019, we issued and sold convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) to the Investors. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds may be used for general corporate purposes. On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to March 31, 2021.

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

We have on file a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on November 27, 2019. Pursuant to the shelf registration statement, we may offer to the public from time to time, in one or more offerings, up to $60.0 million of our common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering. On May 14, 2020, we entered into an equity distribution agreement (the “Sales Agreement”) with Canaccord Genuity LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Canaccord shares of our common stock having an aggregate offering price of up to $25 million. The terms of the Sales Agreement are described more fully in Note 23 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Capital Requirements

As of March 31, 2020, we had cash and cash equivalents of $16.6 million and working capital of $24.1 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 15 2021.

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

Operating Activities

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $1.6 million for the same period in 2019. The net cash provided by operating activities for the three months ended March 31, 2020 reflects a net loss of $3.4 million and includes non-cash charges of $1.1 million for stock-based compensation, $2.0 million for depreciation and amortization expense and $0.7 million for right of use asset amortization. Changes in working capital items included:

●	a decrease in accounts receivable of $0.8 million;
● ●	a decrease in inventories of $0.7 million; and an increase in accounts payable and accrued expenses of $1.7 million.

Investing Activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2020, compared to net cash provided by investing activities of $1.2 million for the same period in 2019. The cash used in investing activities for the three months ended March 31, 2020 was primarily for the purchase of fixed assets. The cash provided from investing activities in the same period in 2019 was primarily due to $4.6 million provided by the proceeds from the sale and maturities of investments in 2019 offset by $3.1 million used in connection with our acquisition of CarrierWeb.

Financing Activities

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2020, compared to net used in financing activities of $0.2 million for the same period in 2019. The change from the same period in 2019 was primarily due to the repayment of long-term debt of $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of March 31, 2020:

	Payment due by Period
		Less than			After 5
	Total	one year	1 to 3 years	3 to 5 years	Years

Operating leases	$9,382	$2,883	$4,367	$2,132	$-
Terms Loans	33,520	-	19,014	14,506	-
	$42,902	$2,883	$23,381	$16,638	$-

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

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 22 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

As of March 31, 2020, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On October 3, 2019, we completed the Transactions. We are currently in the process of integrating policies, processes, personnel, technology and operations for the combined companies. As such, we have excluded Pointer from our evaluation of internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. As of March 31, 2020, Pointer had total assets that represented approximately 73% of the Company’s consolidated total assets and total revenues that represented approximately 56% of the Company’s consolidated revenues.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 21 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the risk factors set forth below, as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the Company’s Annual Report on Form 10-K and the risk factors set forth below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

We expect that the impact of the global outbreak of COVID-19 will continue to adversely affect our business, results of operations and financial condition.

The global outbreak of a novel strain of coronavirus, COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. We began to experience this impact in the first quarter 2020 and we expect it to continue to negatively affect our future business, results of operations and financial condition. The duration and extent of the impact of the pandemic on our business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers. Given the scope and magnitude of the pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended March 31, 2020. These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020	47	$6.60	-	$-
February 1, 2020 – February 29, 2020	23	7.60	-	-
March 1, 2020 – March 31, 2020	-	-	-	-
Total	70	$6.94	-	$-

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: May 15, 2020	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Ned Mavrommatis
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

* Furnished herewith.

