Form 10-Q
period 2020-06-30
PowerFleet, Inc.
filed 2020-08-14
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 12, 2020 was 31,112,948.

INDEX

PowerFleet, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2019*	June 30, 2020
		(Unaudited)
ASSETS
Cash and cash equivalents	$16,395	$21,469
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,004 and $2,044 in 2019 and 2020, respectively	27,016	22,842
Inventory, net	16,381	15,337
Deferred costs - current	3,720	3,568
Prepaid expenses and other current assets	7,370	5,717
Total current assets	71,190	69,241

Deferred costs - less current portion	4,810	3,337
Fixed assets, net	8,240	6,984
Goodwill	89,068	88,872
Intangible assets, net	36,639	33,941
Right of use asset	7,024	8,490
Severance payable fund	3,530	3,510
Other assets	2,532	2,573
Total assets	$223,033	$216,948

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$3,373	$4,328
Note payable	5,000	5,000
Accounts payable and accrued expenses	24,880	20,962
Deferred revenue - current	7,687	8,036
Lease liability - current	2,460	2,012
Total current liabilities	43,400	40,338

Long-term debt, less current maturities	26,515	24,001
Deferred revenue - less current portion	8,544	6,534
Lease liability - less current portion	4,779	6,676
Accrued severance payable	4,062	4,200
Deferred tax liability	3,791	4,506
Other long-term liabilities	369	761

Total liabilities	91,460	87,016
Commitments and Contingencies (note 21)

MEZZANINE EQUITY
Convertible redeemable Preferred stock: Series A - 100 shares authorized, $0.01 par value; 53 shares issued and outstanding	47,393	49,656

Preferred stock; authorized 50 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 30,804 and 32,153 shares issued at December 31, 2019 and June 30, 2020, respectively; shares outstanding, 29,743 and 31,019 at December 31, 2019 and June 30, 2020, respectively	308	322
Additional paid-in capital	201,813	206,405
Accumulated deficit	(112,143)	(118,195)
Accumulated other comprehensive gain (loss)	265	(1,655)
Treasury stock; 1,061 and 1,134 common shares at cost at December 31, 2019 and June 30, 2020, respectively	(6,053)	(6,557)

Total PowerFleet, Inc. stockholders’ equity	84,190	80,320
Non-controlling interest	(10)	(44)
Total equity	84,180	80,276
Total liabilities and stockholders’ equity	$223,033	$216,948

*Derived from audited balance sheet as of December 31, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenues
Products	$10,643	$9,394	$17,892	$22,602
Services	5,631	16,371	11,993	33,962
Total revenues	16,274	25,765	29,885	56,564

Cost of revenue:
Cost of products	7,062	6,023	11,301	15,325
Cost of services	2,141	5,699	4,495	12,330
	9,203	11,722	15,796	27,655
Gross profit	7,071	14,043	14,089	28,909
Operating expenses:
Selling, general and administrative expenses	5,993	12,166	12,103	27,269
Research and development expenses	2,024	2,582	3,684	5,754
Acquisition-related expenses	1,613	-	3,062	-
	9,630	14,748	18,849	33,023
Loss from operations	(2,559)	(705)	(4,760)	(4,114)
Interest income	8	17	73	31
Interest expense	(26)	(1,484)	(46)	(1,339)
Other (expense) income, net	(8)	5	(46)	7
Net loss before income taxes	(2,585)	(2,167)	(4,779)	(5,415)
Income taxes	-	(460)	-	(653)
Net loss before non-controlling interest	(2,585)	(2,627)	(4,779)	(6,068)
Non-controlling interest	-	1	-	16
Preferred stock dividends	-	(1,140)	-	(2,263)
Net loss attributable to common stockholders	$(2,585)	$(3,766)	$(4,779)	$(8,315)
Net loss per share - basic and diluted	$(0.15)	$(0.13)	$(0.27)	$(0.28)
Weighted average common shares outstanding - basic and diluted	17,678	29,399	17,650	29,216

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Net loss attributable to common stockholders	$(2,585)	$(3,766)	$(4,779)	$(8,315)

Other comprehensive (loss) income, net:

Unrealized gain on investments	-	-	9	-
Reclassification of net realized investment loss included in net loss	-	-	38	-
Foreign currency translation adjustment	(46)	406	(58)	(1,920)

Total other comprehensive income (loss)	(46)	406	(11)	(1,920)

Comprehensive loss	$(2,631)	$(3,360)	$(4,790)	$(10,235)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2020 through June 30, 2020

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Accumulated Other		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	controlling Interest	Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180
Net loss attributable to common stockholders	-	-	(1,123)	(3,426)	-	-	-	(4,549)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(15)	(15)
Foreign currency translation adjustment	-	-	-	-	(2,326)	-	(20)	(2,346)
Issuance of restricted shares	40	-	-	-	-	-	-	-
Forfeiture of restricted shares	(32)	-	-	-	-	-	-	-
Vesting of restricted stock units	110	1	(1)	-	-	-	-	-
Other	-		62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	90	1	382	-	-	-	-	383
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(256)	-	(256)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(232)	-	(232)
Stock based compensation	-	-	1,155	-	-	-	-	1,155
Balance at March 31, 2020	31,012	$310	$202,288	$(115,569)	$(2,061)	$(6,541)	$(45)	$78,382
Net loss attributable to common stockholders	-	-	(1,140)	(2,626)	-	-	-	(3,766)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	406	-	2	408
Issuance of restricted shares	276	3	(3)	-	-	-	-	-
Forfeiture of restricted shares	(12)	-	-	-	-	-	-	-
Vesting of restricted stock units	17	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	50	1	215	-	-	-	-	216
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(16)	-	(16)
Common shares issued under the 2020 ATM	810	8	4,033					4,041
Stock based compensation	-	-	1,012	-	-	-	-	1,012
Balance at June 30, 2020	32,153	$322	$206,405	$(118,195)	$(1,655)	$(6,557)	$(44)	$80,276

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the period from January 1, 2019 through June 30, 2019

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity

Balance at January 1, 2019	19,178	$192	$138,693	$(101,180)	$(435)	$(5,736)	$31,534
Net loss attributable to common stockholders	-	-	-	(2,194)	-	-	(2,194)
Foreign currency translation adjustment	-	-	-	-	(12)	-	(12)
Issuance of restricted shares	81	1	(1)	-	-	-	-
Shares issued pursuant to exercise of stock options	-	-	-	-	47	-	47
Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(226)	(226)
Stock based compensation	-	-	583	-	-	-	583
Balance at March 31, 2019	19,259	$193	$139,275	$(103,374)	$(400)	$(5,962)	$29,732
Net loss attributable to common stockholders	-	-	-	(2,585)	-	-	(2,585)
Foreign currency translation adjustment	-	-	-	-	(46)	-	(46)
Issuance of restricted shares	164	2	(2)	-	-	-	-
Shares issued pursuant to exercise of stock options	50	-	177	-	-	-	177
Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(19)	(19)
Stock based compensation	-	-	601	-	-	-	601
Balance at June 30, 2019	19,473	$195	$140,051	$(105,959)	$(446)	$(5,981)	$27,860

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months ended June 30,
	2019	2020
Cash flows from operating activities:
Net loss before non-controlling interest	$(4,779)	$(6,068)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Inventory reserve	93	126
Stock based compensation expense	1,184	2,086
Depreciation and amortization	852	4,050
Right of use assets, non-cash lease expense	344	1,437
Change in contingent consideration	47	-
Bad debt expense	110	245
Deferred income taxes	-	653
Other non-cash items	29	(35)
Changes in:
Accounts receivable	(1,697)	3,144
Inventory	(2,231)	1,111
Prepaid expenses and other assets	487	2,333
Deferred costs	(609)	1,624
Deferred revenue	694	(2,311)
Accounts payable and accrued expenses	3,578	(2,602)
Lease liabilities	(384)	(1,496)
Accrued severance payable, net	-	118
Net cash (used in) provided by operating activities	(2,282)	4,415
Cash flows from investing activities:
Acquisitions, net of cash assumed	(3,800)	-
Proceeds from sale of property and equipment	-	35
Capital expenditures	(396)	(822)
Purchases of investments	(99)	-
Proceeds from the sale and maturities of investments	4,638	-
Net cash provided by (used in) investing activities	343	(787)
Cash flows from financing activities:
Net proceeds from stock offering	-	4,041
Repayment of long-term debt	-	(991)
Short-term bank credit, net	-	(357)
Proceeds from exercise of stock options	177	342
Common stock repurchased - vesting of restricted stock	(245)	(248)
Net cash (used in) provided by financing activities	(68)	2,787
Effect of foreign exchange rate changes on cash and cash equivalents	(54)	(1,341)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,061)	5,074
Cash, cash equivalents and restricted cash - beginning of period	10,466	16,703
Cash, cash equivalents and restricted cash - end of period	$8,405	$21,777
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	10,159	16,395
Restricted cash	307	308
Cash, cash equivalents, and restricted cash, beginning of period	$10,466	$16,703

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	8,098	21,469
Restricted cash	307	308
Cash, cash equivalents, and restricted cash, end of period	$8,405	$21,777

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$-	$38
Interest	$56	$934
Noncash investing and financing activities:
Unrealized gain on investments	$47	$-
Value of shares withheld pursuant to exercise of stock options	$-	$256

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2020, the consolidated results of its operations for the three- and six-month periods ended June 30, 2019 and 2020, the consolidated change in stockholders’ equity for the three-month periods ended March 31, and June 30, 2019 and 2020 and the consolidated cash flows for the six-month periods ended June 30, 2019 and 2020. The results of operations for the three- and six-month period ended June 30, 2020 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of June 30, 2020, the Company had cash and cash equivalents of $21,469 and working capital of $28,903. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility as of June 30, 2020. See Note 12 for additional information.

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

On May 14, 2020, we entered into an equity distribution agreement (the “Sales Agreement”) with Canaccord Genuity LLC, (“Canaccord”), pursuant to which we may offer and sell, from time to time, through an “at-the-market offering” program, with Canaccord as sales agent, shares of our common stock having an aggregate offering price of up to $25 million. On August 4, 2020, we provided written notice to Canaccord of our election to terminate the Sales Agreement. The termination will be effective as of August 14, 2020. See Note 14 for additional information.

The Company believes that its available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 14, 2021.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to measurements of fair value of assets acquired and liabilities assumed, realization of deferred tax assets, the impairment of tangible and intangible assets, the assessment of the Company’s incremental borrowing rate used to determine its right-of-use asset and lease liability, deferred revenue and stock-based compensation costs. Actual results could differ from those estimates.

As of June 30, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2019 and June 30, 2020 consists of cash held in escrow for purchases from a vendor.

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

Total consideration for the Transactions of $130,416 included (i) $71,874 in cash paid at closing, (ii) 10,756 shares of PowerFleet common stock issued at closing with a fair value of $58,081 and (iii) $461 for share-based awards assumed.

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

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$19,701
Inventory	8,666
Other assets	26,461
Customer relationships	15,610
Trademark and tradename	6,096
Technology	10,911
Goodwill (a)	78,446
Less: Current liabilities assumed	(21,055)
Less: Non current liabilities assumed	(14,420)
Net assets acquired	$130,416

(a)	The goodwill is not deductible for tax purposes.

The results of operations of Pointer have been included in the consolidated statement of operations as of the effective date of the Transactions.

The following table represents the combined pro forma revenue and earnings for the six-month period ended June 30, 2019:

	Three-Months Ended		Six-Months Ended
	June 30, 2019		June 30, 2019
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
		(Unaudited)		(Unaudited)
Revenues	$16,274	$34,020	$29,885	$65,276
Operating loss	(2,559)	(2,229)	(4,760)	(4,941)
Net loss per share - basic and diluted	$(0.15)	$(0.16)	$(0.27)	$(0.16)

The combined pro forma revenue and earnings for the six-month period ended June 30, 2019 for the Transactions were prepared as though such transactions had occurred as of January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pointer. This summary is not necessarily indicative of what the results of operations would have been had the Transactions occurred during such period, nor does it purport to represent results of operations for any future periods.

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

The assets the Company acquired in the CarrierWeb Acquisitions have been integrated into the Company’s products. In connection with the CarrierWeb Acquisitions, the Company offered employment to all of the former employees of CarrierWeb and CarrierWeb Ireland. The CarrierWeb Acquisitions allow the Company to offer a full complement of highly-integrated logistics technology solutions to its current customers and prospects and immediately add customers and subscriber units. For the three- and six-month periods ended June 30, 2019, the Company incurred acquisition-related expenses of approximately $30 and $160, respectively, which are included in acquisition-related fees.

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

The following table summarizes the final purchase price allocation of CarrierWeb and CarrierWeb Ireland based on the fair values of the net assets acquired at the acquisition date:

Accounts receivable	192
Inventory	200
Other assets	26
Customer relationships	531
Trademark and tradename	90
Patents	628
Goodwill (a)	3,108
Net assets acquired	$4,775

(a)	The goodwill is fully deductible for tax purposes.

The results of operations from each of the CarrierWeb Acquisitions have been included in the consolidated statement of operations as of the effective date of each such acquisition. For the three- and six-month periods ended June 30, 2019, the CarrierWeb Acquisitions contributed approximately $1,348 and $1,976, respectively, to the Company’s revenues. Operating income contributed by the CarrierWeb Acquisitions was not separately identifiable due to Company’s integration activities and is impracticable to provide.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three- and six-months ended June 30, 2019 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Products	$10,643	$9,394	$17,892	$22,602
Services	5,631	16,371	11,993	33,962
	$16,274	$25,765	$29,885	$56,564

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2019 and June 30, 2020:

	December 31, 2019	June 30, 2020
		(Unaudited)

Assets:
Deferred contract costs	$2,196	$1,735
Deferred logistics visibility solutions costs	$8,530	$6,905

Liabilities:
Contract liabilities (1)	$1,098	$794
Deferred revenue -other (1)	227	281
Deferred maintenance and SaaS revenue (1)	5,072	5,540
Deferred logistics visibility solutions product revenue (1)	10,932	8,749

	17,329	15,364
Less: Deferred revenue and contract liabilities - Current portion	(8,536)	(8,608)

Deferred revenue and contract liabilities - less current portion	$8,793	$6,756

(1)

The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three- and six-month periods ended June 30, 2019 and 2020, the Company recognized revenue of $6,891 and $2,426, respectively, and $6,238 and $4,600, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2025, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	June 30, 2020
		(Unaudited)
Finance receivables, current	$893	$740
Prepaid expenses	3,221	2,547
Contract assets	1,335	783
Other current assets	1,921	1,647

	$7,370	$5,717

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $487 at December 31, 2019, and $600 at June 30, 2020.

Inventories consist of the following:

	December 31, 2019	June 30, 2020
		(Unaudited)
Components	$8,183	$7,725
Work in process	210	61
Finished goods	7,988	7,551

	$16,381	$15,337

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2019	June 30, 2020
		(Unaudited)
Installed products	$3,180	1,425
Computer software	5,635	5,618
Computer and electronic equipment	6,231	4,497
Furniture and fixtures	1,364	1,434
Leasehold improvements	641	748

	17,051	13,722
Accumulated depreciation and amortization	(8,811)	(6,738)

	$8,240	$6,984

Depreciation and amortization expense of fixed assets for the three- and six-month periods ended June 30, 2019 was $190 and $379, respectively, and for the three- and six-month periods ended June 30, 2020 was $651 and $1,386, respectively. This includes amortization of costs associated with computer software for the three- and six-month periods ended June 30, 2019 of $133 and $266, respectively, and for the three- and six-month periods ended June 30, 2020 of $130 and $261, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2019 and June 30, 2020:

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
June 30, 2020	(In Years)	Amount	Amortization	Amount

Amortized:
Customer relationships	9 - 12	$19,264	$(1,920)	$17,344
Trademark and tradename	3 - 15	7,553	(890)	6,663
Patents	7 - 11	2,117	(1,548)	569
Technology	7	10,911	(1,903)	9,008
Favorable contract interest	4	388	(283)	105
Covenant not to compete	5	208	(121)	87
		40,441	(6,665)	33,776

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$40,606	$(6,665)	$33,941

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2019	(In Years)	Amount	Amortization	Amount

Amortized:
Customer relationships	9 - 12	$19,299	$(1,108)	$18,191
Trademark and tradename	3 - 15	7,553	(488)	7,065
Patents	7 - 11	2,117	(1,436)	681
Technology	7	10,911	(634)	10,277
Favorable contract interest	4	388	(234)	154
Covenant not to compete	5	208	(102)	106
		40,476	(4,002)	36,474

Unamortized:
Customer list		104	-	104
Trademark and Tradename		61	-	61

		165	-	165

Total		$40,641	$(4,002)	$36,639

At June 30, 2020, the weighted-average amortization period for the intangible assets was 9.0 years. At June 30, 2020, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 4.5, 9.8, 7.0, 4.0 and 5.0 years, respectively.

Amortization expense for the three- and six-month periods ended June 30, 2019 was $280 and $473, respectively, and for the three- and six-month periods ended June 30, 2020 was $1,333 and $2,665, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2020 (remaining)	$2,665
2021	5,153
2022	4,479
2023	4,434
2024	2,021
2025	1,894
Thereafter	13,130
$33,776

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. For the six-month period ended June 30, 2020, the Company did not identify any indicators of impairment.

NOTE 10 - STOCK-BASED COMPENSATION

Stock Option Plans

In connection with the Company’s acquisition of Pointer Telocation Ltd., the Company previously approved the grants of options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis on March 13, 2019 (the “Signing Bonus Options”) and the grants of additional options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and additional options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis on October 3, 2019 (the “Closing Bonus Options” and together with the Signing Bonus Options, the “Original Bonus Options”). The Original Bonus Options were subject to the terms of the Company’s 2018 Incentive Plan (the “2018 Plan”), vested upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and became exercisable 180 days after vesting, subject to acceleration in the event of certain change of control transactions. The Signing Bonus Options had an exercise price of $6.28 per share and the Closing Bonus Options had an exercise price of $6.00 per share.

In response to the impact of COVID-19, the Board terminated and cancelled the Original Bonus Options and approved the following grants to replace the Original Bonus Options: (i) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Signing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, and will vest and become exercisable in full on December 31, 2022 if the volume weighted average price of the Company’s common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00 at any point prior to December 31, 2022, and (ii) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Closing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.00 per share, and will vest and become exercisable immediately upon the Company achieving a 30 Day VWAP of $10.00.

[A] Stock options:

The following table summarizes the activity relating to the Company’s stock options for the six-month period ended June 30, 2020:

December 31, 2019	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	4,078	$5.79
Granted	1,160	6.10
Exercised	(140)	4.28
Forfeited or expired	(1,305)	6.04

Outstanding at end of period	3,793	$5.85	9 years	$161

Exercisable at end of period	925	$5.64	6 years	$56

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2019	2020

Expected volatility	24.2%	44.7%
Expected life of options (in years)	3	6
Risk free interest rate	1.41%	1.17%
Dividend yield	0%	0%
Weighted average fair value of options granted during the period	$2.72	$2.58

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company valued the New Signing Options and the New Closing Options market-based performance stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (0.70%), and expected stock price volatility (47%) over the expected life of awards (6 years). The weighted average fair value of options granted during the period was $1.27.

The Company recorded stock-based compensation expense of $161 and $297 for the three- and six-month periods ended June 30, 2019, respectively, and $411 and $843 for the three- and six-month periods ended June 30, 2020, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the six-month periods ended June 30, 2019 and 2020 was $271 and $1,012, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2019 and 2020 was $112 and 225, respectively.

As of June 30, 2020, there was approximately $4,672 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.24 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended June 30, 2020 is as follows:

	Number of Non-vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	877	$6.17
Granted	318	4.97
Vested	(252)	6.16
Forfeited	(50)	6.24

Restricted stock, non-vested, end of period	893	$5.75

The Company recorded stock-based compensation expense of $440 and $887, respectively, for the three- and six-month periods ended June 30, 2019 and $499 and $1,048, respectively, for the three- and six-month periods ended June 30, 2020, in connection with restricted stock grants. As of June 30, 2020, there was $4,001 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.4 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended June 30, 2020:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	253	$5.60
Granted	-	-
Vested	(127)	5.60
Forfeited	(5)	5.60

Restricted stock units, non-vested, end of period	121	$5.60

The Company recorded stock-based compensation expense of $-0- and $-0-, respectively, for the three- and six-month periods ended June 30, 2019 and $67 and $195, respectively, for the three- and six-month periods ended June 30, 2020, in connection with the RSUs. As of June 30, 2020, there was $500 of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.70 years.

NOTE 11 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended June 30, 2019 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Basic and diluted loss per share
Net loss attributable to common stockholders	$(2,585)	$(3,766)	$(4,779)	$(8,315)

Weighted-average common shares outstanding - basic and diluted	17,678	29,399	17,650	29,216

Net loss attributable to common stockholders - basic and diluted	$(0.15)	$(0.13)	$(0.27)	$(0.28)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. The basic and diluted weighted-average shares outstanding are the same in 2019 and 2020, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 2,652 and 12,027, respectively, would have been anti-dilutive due to the net loss.

NOTE 12 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2019	June 30, 2020
		(Unaudited)
Short-term bank debt bearing interest at 17% per annum	$685	$187
Current maturities of long-term debt	$2,688	$4,141
Notes payable	$5,000	$5,000
Long-term debt – less current maturities	$26,515	$24,001

Notes payable

In connection with the Transactions, the Company issued the Notes to the Investors in the aggregate principal amount of $5,000 at the closing of the Transactions. The Notes bear interest at 10% per annum, with an original maturity date of September 30, 2020 and may be prepaid in full subject to a prepayment premium. The principal amount of, and accrued interest through the maturity date on, the Notes will convert automatically into Series A Preferred Stock at the original issuance price thereof of $1,000.00 per share upon approval by the Company’s stockholders in accordance with Nasdaq rules.

On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to March 31, 2021.

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the Closing Date under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company will be required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of June 30, 2020, no amounts were outstanding under the revolving credit facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of June 30, 2020.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three- and six-month periods ended June 30, 2020, amortization of the debt issuance costs was $18 and $37. The Company recorded charges of $-0- for both the three- and six-month periods ended June 30, 2019, and $383 and $743 for the three- and six-month periods ended June 30, 2020, respectively, to interest expense on its consolidated statements of operations for each of related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A Facility and the Term B Facility as of June 30, 2020 are as follows:

Year ending December 31:
2021	$4,141
2022	5,238
2023	5,359
2024	13,404
28,142
Less: Current portion	4,141
Total	$24,001

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	June 30, 2020
		(Unaudited)
Accounts payable	$15,400	$10,298
Accrued warranty	632	652
Accrued compensation	5,517	5,622
Contract liabilities	849	572
Government authorities	2,172	3,642
Other current liabilities	310	176

	$24,880	$20,962

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020.

The following table summarizes warranty activity for the six-month periods ended June 30, 2019 and 2020:

	Six Months Ended
	June 30,
	2019	2020
		(Unaudited)
Accrued warranty reserve, beginning of period	$422	$775
Accrual for product warranties issued	152	368
Product replacements and other warranty expenditures	(139)	(355)
Expiration of warranties	(100)	(18)

Accrued warranty reserve, end of period (a)	$335	$770

(a) Includes non-current accrued warranty in other long-term liabilities at December 31, 2019 and June 30, 2020 of $110 and $118, respectively

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Charter. During the six-month period ended June 30, 2020, the Company issued dividends in the amounts of 1,927 shares to the holders of the Series A Preferred Stock. As of June 30, 2020, dividends in arrears were $-0-.

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

At-The-Market-Offering

On May 14, 2020, we entered into an equity distribution agreement with Canaccord Genuity LLC, pursuant to which we may offer and sell, from time to time through an “at-the-market offering” program, with Canaccord as sales agent, shares of our common stock having an aggregate offering price of up to $25 million. The Company will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of common stock occurring pursuant to the Sales Agreement, if any. The offer and sale of common stock in the offering will be made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019, the base prospectus contained therein dated November 27, 2019, and a prospectus supplement related to the ATM Offering dated May 14, 2020. During the three-month period ended June 30, 2020, we sold 810 shares of common stock through Canaccord under the Sales Agreement, received net proceeds from such sales of $4.0 million, and paid Canaccord $125 in commissions with respect to sales of common stock under the Sales Agreement. On August 4, 2020, we provided written notice to Canaccord of our election to terminate the Sales Agreement. The termination will be effective as of August 14, 2020.

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

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2020 are as follows:

	Foreign currency items	Unrealized gain (losses) on investments	Accumulated other comprehensive loss
Balance at January 1, 2020	$265	$-	$265
Net current period change	(1,920)	-	(1,920)

Balance at June 30, 2020	$(1,655)	$-	(1,655)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2019 are as follows:

	Foreign currency items	Unrealized gain (losses) on investments	Accumulated other comprehensive loss
Balance at January 1, 2019	$(388)	$(47)	$(435)
Net current period change	(58)	47	(11)

Balance at June 30, 2019	$(446)	$-	$(446)

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency financial statements of $(58) and $(1,920) at June 30, 2019 and 2020, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation gains (losses) for the three- and six-month periods ended June 30, 2019 of $(4) and $(30), respectively, and for the three- and six-month periods ended June 30, 2020 of $112 and $(141), respectively are included in selling, general and administrative expenses. Foreign currency translation gains and losses related to long-term debt of $805 and $(90), respectively, for the three- and six-month periods ended June 30, 2020 are included in interest expense in the Consolidated Statement of Operations.

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
United States	$15,475	$10,845	$28,435	$23,953
Israel	-	9,135	-	18,875
Other	799	5,785	1,450	13,736
	$16,274	$25,765	$29,885	$56,564

	December 31, 2019	June 30, 2020
		(unaudited)
Long lived assets by geographic region:
United States	$1,931	$1,623
Israel	2,285	2,419
Other	4,024	2,942
	$8,240	$6,984

NOTE 17 - INCOME TAXES

The Company generally records its interim tax provision based upon a projection of the Company’s annual effective tax rate (“AETR”). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate (“ETR”) each period is impacted by a number of factors, including the relative mix of domestic and international earnings and adjustments to the valuation allowance. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company’s global ETR for the six months ended June 30, 2020 and 2019 was 12% and 0%, respectively. For the six months ended June 30, 2019 and 2020 the effective tax rate differs from the statutory tax rates primarily due to a valuation allowance to fully reserve its net operating loss carryforwards and other items giving rise to deferred tax assets and tax on foreign earnings.

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Short term lease cost	$100	$164	$144	$293

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Six Months Ended June 30, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,259

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2020
Weighted-average remaining lease term (in years)	4.0
Weighted-average discount rate	3.28%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2020 are as follows:

Year ending December 31:
July - December 2020	$1,650
2021	2,091
2022	1,809
2023	1,539
2024	1,360
2025	1,505
Thereafter	248
Total lease payments	10,202
Less: Imputed interest	(1,514)
Present value of lease liabilities	$8,688

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

	June 30, 2020
	Carrying Amount	Fair Value
Long term debt	$28,142	$28,142

NOTE 20 - CONCENTRATION OF CUSTOMERS

For the six-month period ended June 30, 2020, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

For the six-month period ended June 30, 2019 and as of June 30, 2019, one customer accounted for 23%, of the Company’s revenues and two customers accounted for 34% and 10% of the Company’s accounts receivables. Two customers accounted for 22% and 20% of finance receivables as of June 30, 2019.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Except for normal operating leases, the Company is not currently subject to any material commitments.

[A] Contingencies

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,680 as of June 30, 2020. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $182. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

As described more fully in Note 4 to our consolidated financial statements, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019, Amendment No. 3 thereto dated as of October 3, 2019 and Amendment No. 4 thereto dated as of May 13, 2020 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. The results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

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

As of June 30, 2020, we had cash (including restricted cash) and cash equivalents of $21.8 million and working capital of $28.9 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Critical Accounting Policies

For the three-month period ended June 30, 2020, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Revenue:
Products	65.4%	36.5%	59.9%	40.0%
Services	34.6%	63.5%	40.1%	60.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Cost of products	43.4%	23.4%	37.8%	27.1%
Cost of services	13.2%	22.1%	15.0%	21.8%
	56.6%	45.5%	52.9%	48.9%

Gross profit	43.4%	54.5%	47.1%	51.1%

Operating expenses:
Selling, general and administrative expenses	46.7%	47.2%	50.7%	48.2%
Research and development expenses	12.4%	10.0%	12.3%	10.2%
Total operating expenses	59.1%	57.2%	63.0%	58.4%

Loss from operations	(15.8)%	(2.7)%	(16.0)%	(7.3)%

Interest income	0.0%	0.1%	0.2%	0.1%
Interest expense	(0.2)%	(5.8)%	(0.2)%	(2.4)%
Other (expense) income, net	(0.0)%	0.0%	(0.2)%	0.0%
Net loss before income taxes	(15.9)%	(8.4)%	(16.1)%	(9.6)%
Income tax expense	0.0%	(1.8)%	0.0%	(1.2)%
Net loss before minority interest	(15.9)%	(10.2)%	(16.0)%	(10.8)%
minority interest	0.0%	0.0%	0.0%	0.0%
Preferred stock dividends	0.0%	(4.4)%	0.0%	(4.0)%
Net loss attributable to common stockholders	(15.9)%	(14.6)%	(16.0)%	(14.7)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

REVENUES. Revenues increased by approximately $9.5 million, or 58.3%, to $25.8 million in the three months ended June 30, 2020 from $16.3 million in the same period in 2019. The increase in revenue is primarily attributable to our acquisition of Pointer.

Revenues from products decreased by approximately $1.2 million, or 11.3%, to $9.4 million in the three months ended June 30, 2020 from $10.6 million in the same period in 2019. The decrease in product revenue is attributable to a decrease in product sales in the three months ended June 30, 2020 due to the impact of Covid-19 partially offset by product revenue from our acquisition of Pointer.

Revenues from services increased by approximately $10.8 million, or 192.9%, to $16.4 million in the three months ended June 30, 2020 from $5.6 million in the same period in 2019. The increase in service revenue is attributable to our acquisition of Pointer offset by a decrease in PowerFleet for Vehicles solutions service revenue. The decrease in PowerFleet for Vehicles solutions service revenue is due to service revenue of approximately $1.0 recognized in the three-month period ended June 30, 2019 for non-recurring engineering services with ABCR compared to $0 non-recurring engineering service revenue for the period ended June 30, 2020 as the development program with ABCR was completed.

COST OF REVENUES. Cost of revenues increased by approximately $2.5 million, or 27.2%, to $11.7 million in the three months ended June 30, 2020 from $9.2 million for the same period in 2019. Gross profit was $14.0 million in three months ended June 30, 2020 compared to $7.1 million for the same period in 2019. As a percentage of revenues, gross profit increased to 54.3% in 2020 from 43.6% in 2019.

Cost of products decreased by approximately $1.1 million, or 15.5%, to $6.0 million in the three months ended June 30 , 2020 from $7.1 million in the same period in 2019. Gross profit for products was $3.4 million in the three months ended June 30, 2020 compared to $3.5 million in the same period in 2019. As a percentage of product revenues, gross profit increased to 36.2% in 2020 from 33.0% in 2019. The increase in gross profit as a percentage of product revenue was principally due to product mix. During the three months ended June 30, 2019 the Company had higher product revenue for PowerFleet for Vehicles solutions which have a lower gross profit percentage.

Cost of services increased by approximately $3.6 million, or 171.4%, to $5.7 million in the three months ended June 30, 2020 from $2.1 million in the same period in 2019. Gross profit for services was $10.7 million in the three months ended June 30, 2020 compared to $3.5 million in the same period in 2019. The increase in the service revenue gross profit was attributable to our acquisition of Pointer. As a percentage of service revenues, gross profit increased to 65.2% in 2020 from 62.5% in 2019. The increase is due to non-recurring engineering services with ABCR in 2019 which have a lower gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $4.6 million, or 60.5%, to approximately $12.2 million in the three months ended June 30, 2020 compared to $7.6 million in the same period in 2019. The increase was principally due to our acquisition of Pointer. As a percentage of revenues, SG&A expenses increased to 47.3% in the three months ended June 30, 2020 from 46.6% in the same period in 2019 primarily due to the increase in revenue from 2020 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.6 million, or 30.0%, to approximately $2.6 million in the three months ended June 30, 2020 compared to $2.0 million in the same period in 2019 principally due to our acquisition of Pointer. As a percentage of revenues, R&D expenses decreased to 10.1% in the three months ended June 30, 2020 from 12.3% in the same period in 2019, primarily due to the increase in revenue from 2020 to 2019.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $3.8 million, or $(0.13) per basic and diluted share, for the three months ended June 30, 2020 as compared to net loss of $2.6 million, or $(0.15) per basic and diluted share, for the same period in 2019. The increase in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

REVENUES. Revenues increased by approximately $26.7 million, or 89.3%, to $56.6 million in the six months ended June 30, 2020 from $29.9 million in the same period in 2019. The increase in revenue is primarily attributable to our acquisition of Pointer.

Revenues from products increased by approximately $4.7 million, or 26.3%, to $22.6 million in the six months ended June 30, 2020 from $17.9 million in the same period in 2019. The increase in product revenue is attributable to our acquisition of Pointer.

Revenues from services increased by approximately $22.0 million, or 183.3%, to $34.0 million in the six months ended June 30, 2020 from $12.0 million in the same period in 2019. The increase in service revenue is attributable to our acquisition of Pointer offset by a decrease in PowerFleet for Vehicles solutions service revenue. The decrease in PowerFleet for Vehicles solutions service revenue is due to service revenue of approximately $2.8 recognized in the six-month period ended June 30, 2019 for non-recurring engineering services with ABCR compared to $0 non-recurring engineering service revenue for the period ended June 30, 2020 as the development program with ABCR was completed.

COST OF REVENUES. Cost of revenues increased by approximately $11.9 million, or 75.3%, to $27.7 million in the six months ended June 30, 2020 from $15.8 million for the same period in 2019. Gross profit was $28.9 million in six months ended June 30, 2020 compared to $14.1 million for the same period in 2019. As a percentage of revenues, gross profit increased to 51.1% in 2020 from 47.2% in 2019.

Cost of products increased by approximately $4.0 million, or 35.4%, to $15.3 million in the six months ended June 30, 2020 from $11.3 million in the same period in 2019. Gross profit for products was $7.3 million in the six months ended June 30, 2020 compared to $6.6 million in the same period in 2019. As a percentage of product revenues, gross profit decreased to 32.3% in 2020 from 36.9% in 2019. The decrease in gross profit as a percentage of product revenue was principally due to product mix.

Cost of services increased by approximately $7.8 million, or 173.3%, to $12.3 million in the six months ended June 30, 2020 from $4.5 million in the same period in 2019. Gross profit for services was $21.7 million in the six months ended June 30, 2020 compared to $7.5 million in the same period in 2019. The increase in the service revenue gross profit was attributable to our acquisition of Pointer. As a percentage of service revenues, gross profit increased to 63.8% in 2020 from 62.5% in 2019. The increase is due to non-recurring engineering services with ABCR in 2019 which have a lower gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $12.1 million, or 79.6%, to approximately $27.3 million in the six months ended June 30, 2020 compared to $15.2 million in the same period in 2019. The increase was principally due to our acquisition of Pointer. As a percentage of revenues, SG&A expenses decreased to 48.2% in the six months ended June 30, 2020 from 50.8% in the same period in 2019 primarily due to the increase in revenue from 2020 to 2019.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by approximately $2.1 million, or 56.8%, to approximately $5.8 million in the six months ended June 30, 2020 compared to $3.7 million in the same period in 2019 principally due to our acquisition of Pointer. As a percentage of revenues, R&D expenses decreased to 10.2% in the six months ended June 30, 2020 from 12.4% in the same period in 2019, primarily due to the increase in revenue from 2020 to 2019.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $8.3 million, or $(0.28) per basic and diluted share, for the six months ended June 30, 2020 as compared to net loss of $4.8 million, or $(0.27) per basic and diluted share, for the same period in 2019. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of June 30, 2020, we had cash and cash equivalents of $16.7 million and working capital of $28.9 million.

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

Also, on October 3, 2019, we issued and sold convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) to the Investors. A portion of the proceeds from the Notes were used to pay expenses related to the Transactions and the remaining proceeds may be used for general corporate purposes. On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to June 30, 2021.

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

On May 14, 2020, we entered into an equity distribution agreement (the “Sales Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we may offer and sell, from time to time through an “at-the-market offering” program, with Canaccord as sales agent, shares of our common stock having an aggregate offering price of up to $25 million. The Company will pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of common stock occurring pursuant to the Sales Agreement, if any. The offer and sale of common stock in the offering will be made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019, the base prospectus contained therein dated November 27, 2019, and a prospectus supplement related to the ATM Offering dated May 14, 2020. During the three-month period ended June 30, 2020, we sold 810 shares of common stock through Canaccord under the Sales Agreement, received net proceeds from such sales of $4.0 million, and paid Canaccord $125 in commissions with respect to sales of common stock under the Sales Agreement. On August 4, 2020, we provided written notice to Canaccord of our election to terminate the Sales Agreement. The termination will be effective as of August 14, 2020.

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

Capital Requirements

As of June 30, 2020, we had cash (including restricted cash) and cash equivalents of $21.8 million and working capital of $28.9 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 14, 2021.

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

Operating Activities

Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $2.3 million for the same period in 2019. The net cash provided by operating activities for the six months ended June 30, 2020 reflects a net loss of $6.1 million and includes non-cash charges of $2.1 million for stock-based compensation, $4.1 million for depreciation and amortization expense and $1.4 million for right of use asset amortization. Changes in working capital items included:

●	a decrease in accounts receivable of $3.1 million;
●	a decrease in inventory of $1.1 million;
●	a decrease in prepaid expenses and other assets of $2.3 million; and
●	a decrease in accounts payable and accrued expenses of $2.6 million.

Investing Activities

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2020, compared to net cash provided by investing activities of $0.3 million for the same period in 2019. The cash used in investing activities for the six months ended June 30, 2020 was primarily for the purchase of fixed assets. The cash provided from investing activities in the same period in 2019 was primarily due to $4.6 million provided by the proceeds from the sale and maturities of investments in 2019 offset by $3.8 million used in connection with our acquisition of CarrierWeb.

Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $0.07 million for the same period in 2019. The change from the same period in 2019 was primarily due to the proceeds from our stock offering of $4.0 million, offset by the repayment of short-term bank credit and long term debt of $1.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of June 30, 2020:

	Payment due by Period
		Less than		After 5
	Total	one year	1 to 3 years	years
Operating leases	$10,202	$1,650	$5,439	$3,113
Term Loans	33,829	-	20,300	13,529
Total	$44,031	$1,650	$25,739	$16,642

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

As of June 30, 2020, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

On October 3, 2019, we completed the Transactions. We are currently in the process of integrating policies, processes, personnel, technology and operations for the combined companies. As such, we have excluded Pointer from our evaluation of internal control over financial reporting. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the assessment scope for up to one year from the date of acquisition. As of June 30, 2020, Pointer had total assets that represented approximately 72% of the Company’s consolidated total assets and total revenues that represented approximately 59% of the Company’s consolidated revenues.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended June 30, 2020. These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	-	$-	-	$-
May 1, 2020 - May 31, 2020	-	-	-	-
June 1, 2020 - June 30, 2020	3	5.29	-	-
Total	3	$5.29	-	$-

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

2.1	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among PowerFleet, Inc., I.D. Systems, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by referenced to Exhibit 2.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

4.1	Form of Amended and Restated Promissory Note (incorporated by referenced to Exhibit 4.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

10.1	Equity Distribution Agreement, dated May 14, 2020, by and between PowerFleet, Inc. and Canaccord Genuity LLC (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

10.2	Amendment to Severance Agreement, dated May 28, 2020, between PowerFleet, Inc. and Chris Wolfe (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 1, 2020).+

10.3	Amendment to Severance Agreement, dated May 28, 2020, between PowerFleet, Inc. and Ned Mavrommatis (incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 1, 2020).+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: August 14, 2020	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

