Form 10-K
period 2020-12-31
PowerFleet, Inc.
filed 2021-03-22
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $130.5 million.

The number of shares of the registrant’s Common Stock outstanding as of March 17, 2021, was 35,976,809 shares.

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

Note Regarding Trademarks

PowerFleet, Inc. has, or has applied for, U.S. and/or foreign trademark protection for POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWRFLEET YARD®, I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POINTER® and Design, and CELLOCATOR® and Design.

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

As described more fully in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 Amendment No. 3 thereto dated as of October 3, 2019 and Amendment No. 4 thereto dated as of May 13, 2020 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. The results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our patented technologies address the needs of organizations to monitor and analyze their assets to improve safety, increase efficiency and productivity, reduce costs, and improve profitability. Our offerings are sold under the global brands PowerFleet, Pointer and Cellocator.

We deliver advanced mobility solutions that connect assets to increase visibility operational efficiency and profitability. Across our vertical markets we differentiate ourselves by developing mobility platforms that collect data from unique sensors and by being OEM agnostic and helping mixed fleets view and manage their assets homogeneously. All of our solutions are paired with software as a service, or SaaS and analytics platforms to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of operational Key Performance Indicators, or KPI’s, to drive operational and strategic decisions. Our customers typically get a Return on their Investment in less than 12 months from deployment.

The analytics platform and machine learning capabilities, which is integrated into our customers’ management systems, is designed to provide a single, integrated view of asset and operator activity across multiple locations that provides enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, make a growing contribution to revenue, add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

We market and sell our wireless mobility solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, food and grocery distribution pharmaceutical and medical distribution, logistics, shipping, freight transportation, heavy industry, wholesale distribution, manufacturing, aerospace and vehicle rental.

PowerFleet for Industrial (part of our Supply Chain Solutions Product Group)

Our PowerFleet for Industrial solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for industrial trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions are broken down into five groups: Essence, Expert, Enterprise, Safety, and Aviation and utilize a variety of communications capabilities such as Bluetooth ®, WiFi, and proprietary RF.

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

PowerFleet for Logistics (part of our Supply Chain Solutions Product Group)

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

By leveraging a combination of cellular, Bluetooth ®, and satellite communications and web-based data management technologies, our Logistics Visibility product family provides shippers and carriers with tools to better manage their tractors, drivers, trucks, refrigerated (Reefer) trailers, dry van trailers, chassis and container fleets. Our Logistics Visibility solutions enable quick access to actionable intelligence that results in better utilization, control, safety, compliance, and security of our customers’ freight-carrying assets.

Our Logistics Visibility solutions consist of a combined hardware and software as a service solution that are designed to focus on providing robust IoT monitoring, measuring, and management of the following asset types:

●	Tractors (e.g. Class 7-8 Vehicles): Our solutions sit in the “cab” of the truck. They are designed to be regulatory compliant (e.g. Electronic Logging Devices or ELDs) solutions that provide real-time position reports, workflow management, inspection reporting, engine performance information, two-way communication with the driver, and full Transportation Management System (TMS) integration.

●	Dry Van Trailers: By using asset tracking technology that leverages solar-powered super-capacitors and long-lasting batteries, along with options connected to external power, we offer a variety of mobility platforms that vary by power source and price to provide extended years of maintenance-free asset tracking and IoT performance. Our FreightCAM cargo sensor camera takes actual high definition pictures of the cargo in the dry van trailer and using machine learning can determine cube, floor space, how the trailer is loaded, identify load shifts, and help our customer’s customer know how to unload the cargo.

●	Refrigerated Trailers / Containers: Our reefer mobility platform is integrated with all major refrigeration unit brands and sensors to allow complete remote two-way control combined with powerful dashboard and in easy-to-read reports on the status of cold chain products and cargo. Our system allows our customers to proactively manage their reefer loads versus other solutions that merely monitor temperature.

●	Chassis: We provide multiple interoperable mobility platform options, which vary by power source and price, for continuous real-time visibility of these assets while in transit, as well as more accurate arrival and departure information to better plan supply chain resource allocation. Our new weight-on-axle sensor and our algorithms for determining if the chassis has a container on it or not enable our customers to better optimize chassis utilization and improve their billing for chassis rentals.

●	Shipping Containers: We deliver full visibility of containers from the moment they are moved from the yard to the instant they reach their final destination to increase container utilization and reduce transit cycle times. Our container solutions also integrate with our FreightCAM enabling our container customers to get the same benefits as our dry van customers.

●	Cargo: Images, door sensors, and ‘cargo-area’ environmental sensors (temperature, humidity, shock, etc.) for true freight visibility, root cause analysis for claims - including location and visual proof. We have unique and patent pending machine learning processes that can determine volume, load status, shifts in transit and help consignees know how to plan for unloading cargo.

To increase asset utilization, our Logistics Visibility solutions can improve overall operating efficiency, increase revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed by delivering our customers. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging (ELD) and inspections for regulatory compliance, monitoring of asset pools and geofence violations, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on exceeding the allotted time for loading and unloading.

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

PowerFleet for Vehicles (includes automotive, rental, smaller service and delivery vans)

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

Our fleet management solutions allow our customers to monitor their fleet vehicles using a web-based application that can monitor various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, email, mobile phone or an SMS.

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

Analytics and Machine Learning

Our analytics platforms provide our customers with a holistic view of their asset activity across their enterprise. For example, in our PowerFleet for Logistics solutions, our image machine learning system allows us to process images from our freight camera and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage.

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

We look for analytics and machine learning to make a growing contribution to drive platform and SaaS revenue, further differentiate our offerings and add value to our solutions, and help keep us at the forefront of the wireless mobility markets we serve, although there can be no assurance if and to what extent analytics will do so. We also use our analytics platform for our own internal platform quality control.

Services

Hosting Services. We provide the use of our systems as a remotely hosted service, with the system server and application software residing in our colocation center or on a cloud platform provider’s infrastructure (e.g., Azure, AWS). This approach helps us reduce support costs and improve quality control. It separates the system from the restrictions of the customers’ local IT networks, which helps reduce their system support efforts and makes it easier for them to receive the benefits of system enhancements and upgrades. Our hosting services are typically offered with extended maintenance and support services over a multi-year term of service, with automatic renewals following the end of the initial term.

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

Growth Strategy

Our objective is to become a leading global provider of wireless solutions for managing and securing enterprise assets. To achieve this goal, we intend to increase sales in existing markets to existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets and go to market strategies to each market;

●	positioning ourselves as an innovative thought leader;

●	maintaining a world class sales and marketing team;

●	identifying, seizing, and managing revenue opportunities;

●	expanding our customer base and achieving wider market penetration;

●	implementing improved marketing, sales and support strategies;

●	shortening our initial sales cycles by helping our customers through:

○	identifying and quantifying benefits expected from our solutions;

○	accelerating transitions from implementation to roll-out; and

○	building service revenue through long-term SaaS contracts;

●	differentiating our product offering through analytics, machine learning, unique sensors, and value added services;

●	producing incremental revenue at a high profit margin; and

●	developing channel partners.

We also plan to expand into new applications and markets by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including:

○	Original Equipment Manufacturers or OEMs;

○	transportation management systems;

○	warehouse management systems;

○	labor and timecard systems;

○	enterprise resource planning; and

○	yard management systems.

●	establishing relationships with global distributors; and

●	evaluating and pursuing strategically sound acquisitions of companies.

Sales and Marketing

Our sales and marketing objectives are to achieve broad market awareness and penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as OEMs, vehicle importers, distributors, and industrial equipment dealers.

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

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, retail, food and grocery distribution, logistics, shipping, freight transportation, heavy industry, wholesale distribution, manufacturing, aerospace and vehicle rental.

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

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Some of our global customers that benefit from the Company’s combined solutions to power their specific IoT and M2M mobility needs include Avis, Junghenrich, Walmart, Toyota, and XPO Logistics. No individual customer generates revenue equal to or greater than 10% of the Company’s consolidated total revenue.

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

In 2020, we focused our research and development investments in several key areas:

●	Continuously innovating our diverse asset product line with next level ruggedized packaging, longer-life power management and multiple communication modes including proprietary RF, Bluetooth ®, cellular, WiFi, and satellite;

●	Minimizing installation time and maximizing vehicle interaction and data extraction through advanced auto-can detection capabilities;

●	Continuing to work on new product functionality for PowerFleet for Vehicles solutions, including key new features that enable expanded fleet management, car rental and car sharing capabilities;

●	Adding new mobility platforms to support off-site, transient and leased asset models for industrial equipment;

●	Commercializing smart container and chassis solutions for weight detection capabilities including bare, mounted, loaded and various states of weight measurement for improved utilization and billing;

●	Applying new machine learning and artificial intelligence algorithms to support cargo load assessment, human image detection, fuel card funds verification of location and vehicle and crash clustering for more automated incident detection and management;

●	Continuously enhancing our in-cab solutions to address ELD regulatory requirements and focus on ease of use;

●	Applying human factors to the user experience and user interface (UX/UI) enhancements for end user device interaction;

●	Adding new video capabilities for driver coaching, safety adherence and incident exoneration;

●	Advancing our edge computing differentiation by designing and developing unique sensors that include image capture and weight sensing;

●	Optimizing reporting solutions through the introduction of new BI tools across our platforms, to quantify and simplify customer benefit achievement, within a single deployed facility, across an enterprise, and compared to peers within the same industry.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology products and solutions. As of March 3, 2021, our patent portfolio includes 43 U.S. patents, 5 pending U.S. patent applications, 3 pending foreign international applications, and 2 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2021 and 2038. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWRFLEET YARD®, I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POINTER® and Design, and CELLOCATOR® and Design.

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

Our subsidiary Pointer SA (PTY) Ltd. (“Pointer South Africa”) is currently registered as a security service provider under the Private Security Industry Regulation Act, 2001 in South Africa. Our products are also listed with ICASA (Independent Communications Authority of South Africa).

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

Employees

As of March 1, 2021, we had 772 full-time employees across the globe. We believe that our relationships with our employees is good.

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

Risk Factor Summary:

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We may not realize the anticipated benefits and cost savings of the Transactions.
●	Integrating I.D. Systems’ and Pointer’s businesses may be more difficult, time-consuming or costly than expected.
●	We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
●	We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
●	We are an international company and may be susceptible to a number of political, economic and geographic risks that could harm our business.
●	Conditions and changes in the global economic environment may adversely affect our business and financial results.
●	We expect that the impact of COVID-19 will continue to adversely affect our business, results of operations and financial condition.
●	We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
●	If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.
●	If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.
●	We may incur additional charges for excess and obsolete inventory, which could adversely affect our cost of sales and gross profit.
●	The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter or year to year.
●	We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

●	If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.
●	We may become involved in an intellectual property dispute that could subject us to significant liability and divert the time and attention of our management and prevent us from selling our products.
●	The U.S. government’s right to use technology developed by us with government funds could limit our intellectual property rights.
●	We rely on subcontractors to manufacture and deliver our products.
●	Our manufacturers rely on a limited number of suppliers for several significant components used in our products.
●	The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.
●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
●	Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.
●	We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
●	Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.

●	A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.
●	A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.
●	The increasing availability of handheld GPRS devices may reduce the demand for our products for small fleet management.
●	The use of our products is subject to international regulations.
●	The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
●	Our financial statements may not reflect certain payments we may be required to make to employees.
●	Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.
●	Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
●	Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.
●	Our Israeli subsidiaries have incurred significant indebtedness to finance the Transactions.
●	The terms of the Credit Agreement restrict PowerFleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.
●	If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.
●	We provide no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future.
●	The unpredictability of our quarterly operating results could adversely affect the market price of our common stock.
●	We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.
●	Interest rate fluctuations may adversely affect our income and results of operations.
●	Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
●	Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
●	Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.
●	The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our common stock.
●	Any issuance of our common stock upon conversion of the Series A Preferred Stock will cause dilution to then existing Company stockholders and may depress the market price of our common stock.
●	The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
●	Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
●	The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.
●	Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
●	The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities which may prevent us from receiving the benefit of certain corporate opportunities.
●	Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

Risks Related to the Transactions:

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

Risks Related to Our Business:

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of December 31, 2020, we had cash (including restricted cash,) and cash equivalents of $18.4 million and working capital of $28.9 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $5.8 million, $12 million, and $13.6 million for the years ended December 31, 2018, 2019 and 2020, respectively, and have incurred additional net losses since inception. At December 31, 2020, we had an accumulated deficit of approximately $121.2 million. Our ability to increase our revenues from the sale of our products will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

Some of the risks and challenges of doing business internationally include:

●	unexpected changes in regulatory requirements;

●	fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;

●	imposition of tariffs and other barriers and restrictions;

●	management and operation of an enterprise spread over various countries;

●	the burden of complying with a variety of laws and regulations in various countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	the conduct of unethical business practices in certain developing countries;

●	general economic and geopolitical conditions, including inflation and trade relationships;

●	war and acts of terrorism;

●	kidnapping and high crime rate;

●	natural disasters or pandemics (for example, the recent outbreak of the novel coronavirus COVID-19);

●	availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and

●	changes in export regulations.

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

The global outbreak of a novel strain of coronavirus, COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. COVID19 may continue to negatively affect our future business, results of operations and financial condition. The duration and extent of the impact of the pandemic on our business and financial results will depend largely on the future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers, and suppliers. Given the scope and magnitude of the pandemic all of its direct and indirect consequences are not yet known and may not emerge for some time.

We may need to obtain additional capital to fund our operations that could have negative consequences on our business.

We may require additional capital in the future to develop and commercialize additional products and technologies or take advantage of other opportunities that may arise, including potential acquisitions. We may seek to raise the necessary funds through public or private equity offerings, debt financings, additional operating improvements, asset sales or strategic alliances and licensing arrangements. We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities and units or any combination of the foregoing. On May 14, 2020, we entered into an equity distribution agreement for an “at-the-market offering” program (the “ATM Offering”) with Canaccord Genuity LLC (“Canaccord”) as sales agent, pursuant to which we issued and sold an aggregate of 809,846 shares of common stock for approximately $4.2 million in gross proceeds. We terminated the equity distribution agreement effective as of August 14, 2020. On February 1, 2021, we closed an underwritten public offering (the “Underwritten Public Offering”) of 4,427,500 shares of common stock (which includes the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28.8 million, before deducting the underwriting discounts and commissions and other estimated offering expenses. The offer and sale of common stock in the ATM Offering and the Underwritten Public Offering were made pursuant to our shelf registration statement.

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

Although we are not aware of any current competitors that provide the precise capabilities of our systems, we are aware of competitors that offer similar approaches to address the customer needs that our products address. Those companies include both emerging companies with limited operating histories and companies with longer operating histories, greater name recognition and/or significantly greater financial, technical and marketing resources than ours.

We attempt to differentiate our solutions by continuing to innovate and by offering a choice of communication mode, patented battery management technology, sensor options, and installation configurations.

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

As of December 31, 2020, we had cash (including restricted cash) and cash equivalents of $18.4 million. In a declining interest rate environment, reinvestment typically occurs at less favorable market rates, negatively impacting future investment income. Accordingly, interest rate fluctuations may adversely affect our income and results of operations.

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

Our subsidiaries PowerFleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last few years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, and including terrorist organizations gaining control and political power in the region such as the Islamic State of Iraq and Syria, or ISIS, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

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

We operate through our wholly owned subsidiary Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) in Brazil, which has periodically experienced extremely high rates of inflation. Inflation, along with governmental measures to fight inflation and public speculation about possible future measures, has had significant negative effects on the Brazilian economy. In addition, future governmental actions, including actions to adjust the value of the Brazilian real, may trigger increases in inflation. There can be no assurance that inflation will not affect our business in Brazil in the future. In addition, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. It is also difficult to assess the impact that turmoil in the credit markets will have on the Brazilian economy and on our future operations and financial results or our operations in Brazil.

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

Pointer Brazil is currently subject to various tax proceedings in Brazil. In August 2014, Pointer Brazil received a notice from the Brazilian tax authority alleging that it had not paid an aggregate of $200,000 in value-added tax, the Brazilian ICMS tax, plus $1,446,000 of interest, in addition to a penalty fee in the aggregate of $1,646,000 collectively as of December 31, 2020. In July 2015, Pointer Brazil received another tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,680,000 as of December 31, 2020. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse with respect to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. While our legal counsel is of the opinion that it is probable that we will prevail in these proceedings and that no material costs will arise in respect to these claims, litigation is inherently subject to many uncertainties and we cannot provide any assurance that we will ultimately be successful.

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

Risks Related to our Securities

Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.

In connection with the closing of the Transactions, we issued Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors. The Series A Preferred Stock represents a significant percentage of the aggregate voting power of the Company. Based on an initial conversion price of $7.319, the Investors, who are the initial holders of the Series A Preferred Stock, own approximately 17% of the Company on an as-converted basis as of March 17, 2021. Except as required by applicable law or as otherwise specifically set forth in our Amended and Restated Certificate of Incorporation (the “Charter”), the holders of Series A Preferred Stock will not be entitled to vote on any matter presented to our stockholders unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of our common stock as a single class on an as-converted basis unless and until such time as the holders of at least a majority of the outstanding shares of Series A Preferred Stock provide further written notice to the Company that they elect to deactivate their voting rights. In addition, the aggregate voting power of the Series A Preferred Stock may increase further in connection with the accrual of dividends at an initial minimum rate of 7.5% per annum, which may be payable, at our election, in kind through the issuance of additional shares of Series A Preferred Stock. However, to the extent voting rights of the Series A Preferred Stock have been activated, any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of our common stock issuable upon conversion of shares of Series A Preferred Stock held by such holder that exceeds the quotient of (i) the aggregate Series A Issue Price (as defined below) for such shares of Series A Preferred Stock divided by (ii) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable). As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders.

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

As of March 17, 2021, our executive officers and directors beneficially owned, in the aggregate, 8% of our outstanding common stock, not including 2,150,114 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 35,976,809 shares of common stock outstanding as of March 17, 2021, of which 33,171,567 shares are freely transferable without restriction, and 2,805,242 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2020, options to purchase 3,624,000 shares of our common stock were issued and outstanding, of which 1,247,000 were vested. The weighted-average exercise price of the vested stock options is $5.60. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.

We have on file a shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019. The shelf registration statement allows us to raise up to an aggregate of $60.0 million from the sale of common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing. To date, we have sold, pursuant to the shelf registration statement, an aggregate of 809,846 shares of common stock for approximately $4.2 million of gross proceeds in connection with our ATM Offering and an aggregate of 4,427,500 shares of common stock for gross proceeds of approximately $28.8 million in connection with our Underwritten Public Offering. If we issue all of the remaining available securities included in the shelf registration statement, there could be a substantial dilutive effect on our common stock and an adverse effect on the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Tampa, Florida and Plano, Texas. Our New Jersey offices measure approximately 13,899 square feet and is leased space. Our Florida offices consist of approximately 25,000 square feet of leased administrative and warehouse space, and our Texas offices consist of approximately 11,482 square feet of leased administrative space.

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

Item 3. Legal Proceedings.

The information contained in Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market and the Tel Aviv Stock Exchange, in each case under the symbol “PWFL.”

Holders

As of March 17, 2020, there were 29 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2020 - October 31, 2020	1,000	$6.51	(1)	$-	$-
November 1, 2020 - November 30, 2020	10,000	$5.87	(1)	$-	$-
December 1, 2020 - December 31, 2020	25,000	$7.32	(2)	$-	$-
Total	36,000	$6.90		$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
(2)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock and shares withheld pursuant to the exercise of stock options.

Item 6. Selected Financial Data

Not applicable.

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

As described more fully in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K, on October 3, 2019, we completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions, and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 Amendment No. 3 thereto dated as of October 3, 2019 and Amendment No. 4 thereto dated as of May 13, 2020 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions, and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in our consolidated financial statements from the date of the Transactions.

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

We incurred net losses of approximately, $5.8 million, $12 million and $13.6 million for the years ended December 31, 2018, 2019 and 2020, respectively, and have incurred additional net losses since inception. As of December 31, 2020, we had cash (including restricted cash) and cash equivalents of $18.4 million, working capital of $28.9 million, and an accumulated deficit of $121.2 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Stock-Based Compensation

We account for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $2,163,000, $3,794,000 and $4,142,000 for the years ended December 31, 2018, 2019 and 2020, respectively.

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

Business Combinations

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one reportable segment which is its only reporting unit. We test for an indication of goodwill impairment annually during the fourth quarter and when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

In the evaluation of goodwill for impairment, we have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of the reporting unit exceeds its fair value which is limited to the total amount of goodwill allocated to the reporting unit. For the years ended December 31, 2018, 2019 and 2020, the Company performed a qualitative goodwill impairment test and did not incur an impairment charge.

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

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2018, 2019 and 2020, there was no such interest or penalty.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our results reflect the operations of (i) Pointer from October 3, 2019, the closing date of the Transactions, (ii) the assets we acquired from CarrierWeb Ireland from July 30, 2019, the closing date of the CarrierWeb Ireland Acquisition, and (iii) the assets we acquired from CarrierWeb US from January 30, 2019, the closing date of the CarrierWeb US Acquisition. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2018	2019	2020

Revenue:
Products	69.5%	55.4%	40.2%
Services	30.5%	44.6%	59.8%
	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	42.7%	36.6%	26.6%
Cost of services	8.7%	16.6%	21.4%
	51.4%	53.2%	48.0%

Gross profit	48.6%	46.8%	52.0%

Operating expenses:
Selling, general and administrative expenses	46.5%	42.1%	45.7%
Research and development expenses	12.9%	10.4%	9.3%
Acquisition related expenses		6.3%
Total operating expenses	59.4%	58.8%	55.0%
Loss from operations	-10.8%	-11.9%	-3.0%
Interest income	0.5%	0.2%	0.1%
Interest expense	-0.3%	-1.7%	-3.9%
Other income (expenses) net,	-0.3%	-0.1%	-0.1%
Net loss before income taxes	-11.0%	-13.5%	-7.0%
Income tax benefit	0.0%	0.1%	-0.9%
Net loss before non-controlling interest	-11.0%	-13.4%	-7.9%
Non-controlling interest	0.0%	0.0%	0.0%
Preferred stock dividend	0.0%	-1.3%	-4.1%
Net loss attributable to common shareholders	-11.0%	-14.7%	-11.9%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

REVENUES. Revenues increased by approximately $31.7 million, or 38.7%, to $113.6 million in 2020 from $81.9 million in 2019. The increase in revenue is attributable to a full year of revenue from the Pointer acquisition which was completed on October 3, 2019, offset by a decrease in revenue in PowerFleet due to the impact COVID-19.

Revenues from products increased by approximately $0.3 million, or 0.5%, to $45.7 million in 2020 from $45.4 million in 2019. The increase in product revenue is attributable to a full year of product revenue from the Pointer acquisition, offset by a decrease in product revenue in PowerFleet due to the impact of COVID-19.

Revenues from services increased by approximately $31.4 million, or 86.1%, to $67.9 million in 2020 from $36.5 million in 2019. The increase in service revenue is attributable to a full year of service revenue resulting from our acquisition of Pointer.

COST OF REVENUES. Cost of revenues increased by approximately $11.0 million, or 25.3%, to $54.6 million in 2020 from $43.6 million in 2019. Gross profit was $59.0 million in 2020 compared to $38.4 million in 2019. As a percentage of revenues, gross profit increased to 52.0% in 2020 from 46.8% in 2019.

Cost of products increased by approximately $0.2 million, or 0.8%, to $30.2 million in 2020 from $30.0 million in in 2019. Gross profit for products was $15.4 million in 2020 compared to $15.4 million in 2019. As a percentage of product revenues, gross profit decreased to 33.8% in 2020 from 33.9% in 2019.

Cost of services increased by approximately $10.8 million, or 79.5%, to $24.4 million in 2020 from $13.6 million in 2019. Gross profit for services was $43.6 million in 2020 compared to $22.9 million in 2019. The increase in the gross profit was attributable to the increase in service revenue resulting from a full year of operations from our acquisition of Pointer. As a percentage of service revenues, gross profit increased to 64.2% in 2020 from 62.8% in 2019.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $17.4 million, or 50.6%, to $51.9 million in 2020 compared to $34.5 million in 2019. The increase was principally due to our acquisition of Pointer.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $2.1 million, or 24.1%, to $10.6 million in 2020 compared to $8.5 million in 2019 principally due to our acquisition of Pointer.

ACQUISITION-RELATED EXPENSES. Acquisition related expenses decreased to $-0- in 2020 from approximately $5.1 million in 2019 principally due to the completion of the Transactions in 2019.

INTEREST EXPENSE. Interest expense increased by $3.1 million, or 225.3%, to $4.5 million in 2020 from $1.4 million in 2019, principally due to a full year of our credit facility with Bank Hapoalim and convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) that we issued to the Investors, compared to a partial year of such interest expense in 2019 and an increase in the foreign currency translation losses related to long-term debt included in interest expense.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $13.6 million, or $(0.46) per basic and diluted share, for 2020 as compared to net loss of $12.0 million, or $(0.59) per basic and diluted share, for the same period in 2019. The decrease in the net loss was due primarily to the reasons described above.

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

Revenues from products increased by approximately $8.5 million, or 23.1%, to $45.4 million in 2019 from $36.9 million in 2018. The increase in product revenue is attributable to an increase in product revenue resulting from our acquisition of Pointer, and an increase in PowerFleet for Vehicles solutions product revenue which increased to $9.6 million in 2019 compared to $8.5 million in 2018.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $9.8 million, or 39.6%, to $34.5 million in 2019 compared to $24.7 million in 2018. The increase was principally due to our acquisition of Pointer.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by approximately $1.7 million, or 24.4%, to $8.5 million in 2019 compared to $6.9 million in 2018 principally due to our acquisition of Pointer.

ACQUISITION-RELATED EXPENSES. Acquisition related expenses increased to approximately $5.1 million in 2019 compared to $-0- in 2018 principally due to the completion of the Transactions in 2019.

INTEREST EXPENSE. Interest expense increased by $1.2 million, or 693.6%, to $1.4 million in 2019 from $0.2 million in 2018, principally due to our credit facility with Bank Hapoalim and (the “Notes”) that we issued to the Investors at the closing of the Transactions, which were used to partially finance our acquisition of Pointer.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $12.0 million, or $(0.59) per basic and diluted share, for 2019 as compared to net loss of $5.8 million, or $(0.34) per basic and diluted share, for the same period in 2018. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2020, we had cash (including restricted cash), cash equivalents and marketable securities of $18.4 million and working capital of $28.9 million, compared to cash, cash equivalents and marketable securities of $16.7 million and working capital of $29.3 million as of December 31, 2019.

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

Also, on October 3, 2019, we issued and sold the Notes to the Investors at the closing of the Transactions. We repaid in full the aggregate principal amount of $5,000,000 and accrued interest under the Notes on October 1, 2020.

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

On May 14, 2020, we entered into an equity distribution agreement for an “at-the-market offering” program (the “ATM Offering”) with Canaccord Genuity LLC (“Canaccord”) as sales agent, pursuant to which we issued and sold an aggregate of 809,846 shares of common stock for approximately $4.2 million in gross proceeds. We terminated the equity distribution agreement effective as of August 14, 2020.

On February 1, 2021, we closed an underwritten public offering (the “Underwritten Public Offering”) of 4,427,500 shares of common stock (which includes the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28.8 million, before deducting the underwriting discounts and commissions and other estimated offering expenses. The offer and sale of common stock in the ATM Offering and the Underwritten Public Offering were made pursuant to our shelf registration statement.

Because of the recent outbreak of COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of December 31, 2020, we had cash (including restricted cash), cash equivalents and marketable securities of $18.4 million and working capital of $28.9 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least March 18, 2022.

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

Operating Activities

Net cash provided by operating activities was $8.8 million for the year ended December 31, 2020, compared to net cash used in operating activities of $7.3 million for the same period in 2019. The net cash provided by operating activities for the year ended December 31, 2020 reflects a net loss of $13.6 million and includes non-cash charges of $4.6 million for preferred dividends, $4.3 million for stock-based compensation, $8.4 million for depreciation and amortization expense and $2.8 million for right of use asset amortization. Changes in working capital items included:

●	a decrease in deferred revenue of $4.3 million;
●	a decrease in inventory of $3.1 million; and
●	a decrease in lease liabilities of $3.0 million.

Net cash used in operating activities was $7.3 million for the year ended December 31, 2019, compared to net cash used in operating activities of $1.7 million for the same period in 2018. The net cash provided by operating activities for the year ended December 31, 2019 reflects a net loss of $12.0 million and includes non-cash charges of $1.1 million for preferred dividends, $3.8 million for stock-based compensation, $3.3 million for depreciation and amortization expense and $1.0 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $1.1 million;
●	an increase in inventories of $3.3 million; and
●	a decrease in lease liabilities of $1.1 million.

Investing Activities

Net cash used in investing activities was $3.3 million for the year ended December 31, 2020, compared to net cash used in investing activities of $65.5 million for the same period in 2019. The change from the same period in 2019 was primarily due to $-0- used for acquisitions in 2020 compared to $69.0 million used for our acquisitions of Pointer and CarrierWeb in 2019, $3.4 million used for the purchase of fixed assets in 2020 compared to $1 million used for the purchase of fixed assets in 2019 and $-0- provided by the proceeds from the sales and maturities of investments in 2020 compared to $4.6 million in 2019.

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

Financing Activities

Net cash used in financing activities was $3.9 million for the year ended December 31, 2020, compared to net cash provided by financing activities of $78.6 million for the same period in 2019. The change from the same period in 2019 was primarily due to net proceeds from our ATM Offering of $4 million in 2020 compared to net proceeds from our sale of Series A Preferred Stock to the Investors of $46.3 million in 2019, offset by the repayment of the Notes of $5 million and the repayment of long-term debt of $2.9 million.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of December 31, 2020:

	Payment due by Period
	Total	Less than one year	1 to 3 years	3-5 years	After 5 years

Operating leases	$11,127	$2,647	$4,164	$4,316	$-
Term loans	29,171	5,589	11,041	12,541	-
	40,298	8,236	15,205	16,857	-

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This updated standard is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2020. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PowerFleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerFleet, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of Accounting Standards (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2019, PowerFleet changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842) and the related amendments, using the modified retrospective method.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Uncertain Tax Positions
Description of the Matter

As discussed in Note 17 of the consolidated financial statements, the Company has recorded a liability of $0.4 million related to uncertain tax positions as of December 31, 2020. The Company conducts business in the US and various foreign countries and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational operations of the Company and changes in global income tax laws and regulations, including those in the US, there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.

Auditing management’s identification and measurement of uncertain tax positions involved complex analysis and auditor judgment related to the evaluation of the income tax consequences of changes in income tax laws and regulations in various jurisdictions, which are often subject to interpretation.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the Company’s assumptions and the underlying data used to identify its uncertain tax positions and to estimate the amount of the related unrecognized income tax benefits by jurisdiction. We obtained an understanding of the Company’s legal structure by reviewing its organizational charts and related legal documents. Due to the complexity of the tax law in various jurisdictions, we involved our income tax professionals to assess the Company’s interpretation of and compliance with tax laws in these jurisdictions, as well as to identify relevant tax law changes. In certain circumstances, we involved our income tax professionals to evaluate the technical merits of the Company’s tax positions and to evaluate income tax opinions or other third-party advice obtained by the Company. We also evaluated the Company’s income tax disclosures included in Note 17 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP

We served as the Company’s auditor since 2019.

Iselin, New Jersey
March 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

I.D. Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows of I.D. Systems, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes and financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We served as the Company’s auditor from 1999 to 2019.

EISNERAMPER LLP
Iselin, New Jersey
April 1, 2019

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2019	2020

ASSETS
Current assets:
Cash and cash equivalents	$16,395	$18,127
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,004 and $2,364 in 2019 and 2020, respectively	27,016	24,147
Inventory, net	16,381	12,873
Deferred costs - current	3,720	3,128
Prepaid expenses and other current assets	7,370	6,184
Total current assets	71,190	64,767

Deferred costs - less current portion	4,810	2,233
Fixed assets, net	8,240	8,804
Goodwill	89,068	83,344
Intangible assets, net	36,639	31,276
Right of use asset	7,024	9,700
Severance payable fund	3,530	4,056
Deferred tax asset	-	1,506
Other assets	2,532	3,115
Total assets	$223,033	$208,801

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$3,373	$5,579
Convertible note payable	5,000	-
Accounts payable and accrued expenses	24,031	20,225
Deferred revenue - current	8,536	7,339
Lease liability - current	2,460	2,755
Total current liabilities	43,400	35,898

Long-term debt, less current maturities	26,515	23,179
Deferred revenue - less current portion	8,793	6,006
Lease liability - less current portion	4,779	7,050
Accrued severance payable	4,062	4,714
Deferred tax liability	3,791	-
Other long-term liabilities	120	674

Total liabilities	91,460	77,521
Commitments and Contingencies (note 21)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 51 and 55 shares issued and outstanding at December 31, 2019 and December 31, 2020	47,393	51,992

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 30,804 and 32,280 shares issued at December 31, 2019 and December 31, 2020, respectively; shares outstanding, 29,743 and 31,101 at December 31, 2019 and December 31, 2020, respectively	308	323
Additional paid-in capital	201,813	206,499
Accumulated deficit	(112,143)	(121,150)
Accumulated other comprehensive gain (loss)	265	399
Treasury stock; 1,061 and 1,179 common shares at cost at December 31, 2019 and December 31, 2020, respectively	(6,053)	(6,858)
Total Powerfleet, Inc. stockholders’ equity	84,190	79,213
Non-controlling interest	(10)	75
Total equity	84,180	79,288
Total liabilities and stockholders’ equity	$223,033	$208,801

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2019	2020

Revenues:
Products	$36,897	$45,416	$45,651
Services	16,167	36,499	67,942
Total revenues	53,064	81,915	113,593

Cost of Revenues:
Cost of products	22,638	29,982	30,219
Cost of services	4,628	13,569	24,357

	27,266	43,551	54,576

Gross Profit	25,798	38,364	59,017

Operating expenses:
Selling, general and administrative expenses	24,671	34,447	51,878
Research and development expenses	6,863	8,540	10,597
Acquisition related expenses	-	5,135	-

	31,534	48,122	62,475

Loss from operations	(5,736)	(9,758)	(3,458)
Interest income	262	125	55
Interest expense	(173)	(1,373)	(4,467)
Other (expense), net	(165)	(50)	(102)

Net loss before income taxes	(5,812)	(11,056)	(7,972)

Income tax benefit (expense)	-	75	(1,038)

Net loss before non-controlling interest	(5,812)	(10,981)	(9,010)
Non-controlling interest	-	18	3
Preferred stock dividends	-	(1,084)	(4,599)

Net loss attributable to common stockholders	$(5,812)	$(12,047)	$(13,606)

Net loss per share - basic and diluted	$(0.34)	$(0.59)	$(0.46)

Weighted average common shares outstanding - basic and diluted	17,233	20,476	29,703

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	December 31,
	2018	2019	2020

Net loss attributable to common stockholders	$(5,812)	$(12,047)	$(13,606)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	(98)	9	-
Reclassification of net realized investment loss included in net loss	164	38	-
Foreign currency translation adjustment	77	653	134

Total other comprehensive income (loss)	143	700	134

Comprehensive loss	$(5,669)	$(11,347)	$(13,472)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest		Stockholders’ Equity

Balance at January 1, 2018	18,327	$183	$133,569	$(95,368)	$(578)	$(4,835)	$		$32,971
Net loss attributable to common stockholders	-	-	-	(5,812)	-	-		-	(5,812)
Foreign currency translation adjustment	-	-	-	-	77	-		-	77
Reclassification of realized losses on investments, net of unrealized amounts	-	-	-	-	66	-		-	66
Shares issued relating to acquisition contingent consideration	296	3	1,997	-	-	-		-	2,000
Issuance of restricted shares	434	4	(4)	-	-	-		-	-
Forfeiture of restricted shares	(48)	-	-	-	-	-		-	-
Shares issued pursuant to exercise of stock options	169	2	968	-	-	-		-	970
Shares repurchased pursuant to vesting of restricted stock	-	-	-	-	-	(652)		-	(652)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(249)		-	(249)
Stock based compensation - restricted stock	-	-	1,803	-	-	-		-	1,803
Stock based compensation - options and performance shares	-	-	360	-	-	-		-	360
Balance at December 31, 2018	19,178	$192	$138,693	$(101,180)	$(435)	$(5,736)		$-	$31,534

Net loss attributable to common stockholders	-	-	(1,084)	(10,963)	-	-		-	(12,047)
Foreign currency translation adjustment	-	-	-	-	653	-		8	661
Reclassification of realized losses on investments, net of unrealized amounts	-	-	-	-	47	-		-	47
Shares issued pursuant to Pointer Transactions	10,756	107	57,973	-	-	-		-	58,080
Share based awards assumed Pointer Transaction	-	-	246	-	-	-		-	246
Shares issued relating to Keytroller acquisition consideration	148	1	999	-	-	-		-	1,000
Shares issued pursuant to CarrierWeb acquisition	71	1	405	-	-	-		-	406
Shares issued pursuant to exercise of stock options	59	1	221	-	-	-		-	222
Issuance of restricted shares	625	6	(6)	-	-	-		-	-
Forfeiture of restricted shares	(40)	-	-	-	-	-		-	-
Vesting of restricted stock units	7	-	-	-	-	-		-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(317)		-	(317)
Stock based compensation	-	-	4,213	-	-	-		-	4,213
Net loss attributable to non-controlling interest	-	-	-	-	-	-		(18)	(18)
Other	-	-	153	-	-	-		-	153
Balance at December 31, 2019	30,804	$308	$201,813	$(112,143)	$265	$(6,053)		$(10)	$84,180

Net loss attributable to common stockholders			(4,599)	(9,007)					(13,606)
Net loss attributable to non-controlling interest								(3)	(3)
Foreign currency translation adjustment					134			88	222
Issuance of restricted shares	461	4	(4)						-
Forfeiture of restricted shares	(143)	(1)	1						-
Vesting of restricted stock units	149	1	(1)						-
Other			62						62
Shares issued pursuant to exercise of stock options	199	3	935						938
Shares withheld pursuant to exercise of stock options						(382)			(382)
Shares withheld pursuant to vesting of restricted stock						(423)			(423)
Common shares issued	810	8	4,033						4,041
Stock based compensation			4,259						4,259
Balance at December 31, 2020	32,280	$323	$206,499	$(121,150)	$399	$(6,858)		$75	$79,288

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Year Ended December 31,
	2018	2019	2020

Cash flows from operating activities (net of net assets acquired):
Net loss	$(5,812)	$(12,047)	$(13,606)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	-	(18)	(3)
Preferred dividends	-	1,084	4,599
Inventory reserve	321	207	260
Stock based compensation	2,163	4,213	4,259
Depreciation and amortization	1,561	3,347	8,425
Right-of-use assets, non-cash lease expense	-	965	2,832
Bad debt expense	31	474	1,035
Change in contingent consideration	169	54	-
Deferred income taxes	-	-	359
Other non-cash items	85	(40)	23
Changes in:
Accounts receivable	(554)	(1,297)	2,168
Inventory	(384)	(3,283)	3,050
Prepaid expenses and other assets	963	567	1,908
Deferred costs	(471)	539	3,169
Deferred revenue	(361)	(857)	(4,326)
Accounts payable and accrued expenses	587	(59)	(2,392)
Lease liabilities	-	(1,106)	(2,962)
Accrued severance payable, net	-	(12)	50

Net cash (used in) provided by operating activities	(1,702)	(7,269)	8,848

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	(69,005)	-
Proceeds from sale of property and equipment	-	24	75
Capital expenditures	(251)	(1,042)	(3,373)
Purchases of investments	(3,235)	(99)	-
Proceeds from the sale and maturities of investments	10,082	4,638	-

Net cash (used in) provided by investing activities	6,596	(65,484)	(3,298)

Cash flows from financing activities:
Net proceeds from stock offering	-	46,309	4,041
Proceeds from convertible note	-	5,000	-
Repayment of convertible note	-	-	(5,000)
Proceeds from long-term-debt	-	30,000	-
Repayment of long-term debt	-	(2,010)	(2,858)
Debt issuance costs	-	(742)
Short-term bank debt, net	-	75	(262)
Proceeds from exercise of stock options	721	330	556
Purchase of treasury stock upon vesting of restricted stock	(652)	(317)	(423)

Net cash (used in) provided by financing activities	69	78,645	(3,946)

Effect of foreign exchange rate changes on cash and cash equivalents	100	345	128
Net increase in cash, cash equivalents and restricted cash	5,063	6,237	1,732
Cash, cash equivalents and restricted cash - beginning of period	5,403	10,466	16,703

Cash, cash equivalents and restricted cash - end of period	$10,466	$16,703	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	5,097	10,159	16,395
Restricted cash	306	307	308
Cash, cash equivalents, and restricted cash, beginning of period	$5,403	$10,466	$16,703

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	10,159	16,395	18,127
Restricted cash	307	308	308
Cash, cash equivalents, and restricted cash, end of period	$10,466	$16,703	$18,435

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$-	$605	$47
Interest	$-	$807	$2,297

Noncash investing and financing activities:
Unrealized (loss) gain on investments	$66	$47	$-
Shares withheld pursuant to stock issuance	$249	$-	$-
Value of shares withheld pursuant to exercise of stock options	$-	$-	$382
Value of shares issued relating to acquisition contingent consideration	$2,000	$1,000	$-
Value of shares issued pursuant to acquisitions	$-	$(58,486)	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2020

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

As described more fully in Note 3, on October 3, 2019, PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) completed the Transactions (as defined below) contemplated by (i) the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc., a Delaware corporation (“I.D. Systems”), the Company, Pointer Telocation Ltd., a private company limited by shares formed under the laws of the State of Israel (“Pointer”), PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.), a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of the Company (“PowerFleet Israel”), and Powerfleet Israel Acquisition Company Ltd., a private company limited by shares formed under the laws of the State of Israel and a wholly-owned subsidiary of PowerFleet Israel prior to the Transactions (“Pointer Merger Sub”), and (ii) the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019 Amendment No. 3 thereto dated as of October 3, 2019 and Amendment No. 4 thereto dated as of May 13, 2020 (the “Investment Agreement,” and together with the Merger Agreement, the “Agreements”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., a Delaware corporation and a wholly-owned subsidiary of the Company prior to the Transactions (“I.D. Systems Merger Sub”), and ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC. As a result of the transactions contemplated by the Agreements (the “Transactions”), I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and matters contemplated by the Agreements. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

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

Impact of COVID-19

The global outbreak of a novel strain of coronavirus, COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company’s business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers. As of the date of these audited consolidated financial statements, the full extent to which the COVID-19 pandemic may materially impact the Company’s business, results of operations and financial condition is uncertain.

Liquidity

As of December 31, 2020, the Company had cash and cash equivalents of $18,127 and working capital of $28,869. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its’ inception and does not have any borrowings as of December 31, 2020. See Note 12 for additional information.

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

On May 14, 2020, we entered into an equity distribution agreement for an “at-the-market offering” program (the “ATM Offering”) with Canaccord Genuity LLC, (“Canaccord”) as sales agent pursuant to which we issued and sold an aggregate of 809,846 shares of common stock for approximately $4.2 million in gross proceeds. We terminated the equity distribution agreement effective as of August 14, 2020. See Note 14 for additional information regarding the ATM Offering.

On January 28, 2021 we entered into an underwriting agreement (the “Underwriting Agreement”) with Canaccord, pursuant to which the Company has agreed to issue sell to the underwriters 3,850,000 shares of the Company’s common stock, plus up to 577,500 shares of common stock pursuant to an option to purchase additional shares at a price to the public of $6.50 per share (the “Offering”). The Offering closed on February 1, 2021 and the gross proceeds were approximately $28.8 million, before deducting the underwriting discounts, commissions, and other estimated Offering expenses.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least March 18, 2022.

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

As of December 31, 2020, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2019 and 2020 consists of cash held in escrow for purchases from a vendor

[D] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $2,004 and $2,364 in 2019 and 2020, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[E] Revenue recognition:

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

The Company earns other service revenues from installation services, training and technical support services which are short-term in nature and revenue for these services are recognized at the time of performance when the service is provided.

The Company recognizes revenue on non-recurring engineering (“NRE”) services over time, on an input-cost method performance basis, as determined by the relationship of actual labor and material costs incurred to date compared to the estimated total project costs. Estimates of total project costs are reviewed and revised during the term of the project. Revisions to project costs estimates, where applicable, are recorded in the period in which the facts that give rise to such changes become known. For the years ended December 31, 2018, 2019 and 2020, the Company recognized NRE revenue of $-0-, $3,823, and $-0-, respectively

The Company also derives revenue from leasing arrangements. Such arrangements provide for monthly payments covering product or system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as sales-type leases. Accordingly, an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

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

[F] Deferred costs:

Deferred product costs consist of Powerfleet for Logistics equipment costs deferred in accordance with our revenue recognition policy. The Company evaluates the realizability of the carrying amount of the deferred contract costs. To the extent the carrying value of the deferred contract costs exceed the contract revenue, an impairment loss will be recognized.

[G] Inventory:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory consists of components, work in process and finished products

Inventory valuation reserves are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates

[H] Fixed assets and depreciation:

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

[I] Long-lived assets:

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

[J] Business combinations:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one operating segment which is its only reporting unit. The Company tests for an indication of goodwill impairment annually during the fourth quarter and when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value

In the evaluation of goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of the reporting unit exceeds its fair value which is limited to the total amount of goodwill allocated to the reporting unit. For the years ended December 31, 2018, 2019 and 2020, the Company performed a qualitative goodwill impairment test and did not incur an impairment charge.

The Company re-measures the fair value of the contingent consideration at each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in earnings in the accompanying consolidated statement of operations. Actual results could differ from such estimates in future periods based on the re-measurement of the fair value. The contingent consideration was paid during 2019. There is no contingent consideration remaining as of December 31, 2020.

[K] Product warranties:

The Company typically provides a 1 – 3-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[L] Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $6,863, $8,540 and $10,597 in 2018, 2019 and 2020, respectively.

[M] Patent costs:

Cost incurred in connection with acquiring patent rights are charged to expense as incurred.

[N] Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and trade payables

The Company’s cash and cash equivalents are invested primarily in deposits with major banks worldwide. Generally, these deposits may be redeemed upon demand and, therefore, bear low risk. Management believes that the financial institutions that hold the Company’s investments have a high credit rating.

For the year ended December 31, 2020, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2019, one customer accounted for 20% of the Company’s revenue.

For the year ended December 31, 2018, two customers accounted for 18% and 10% of the Company’s revenue, respectively.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2018, 2019 and 2020.

[P] Severance pay:

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

[Q] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $2,163, $3,794 and $4,142 for the years ended December 31, 2018, 2019 and 2020, respectively.

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

[R] Income taxes:

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statement of operations. For the years ended December 31, 2018, 2019 and 2020, interest and penalties were immaterial.

[S] Fair value of financial instruments:

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities
●	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
●	Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions

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

	December 31, 2020
	Carrying Amount	Fair Value
Long term debt	$28,478	$28,478

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2018, 2019 and 2020 amounted to $996, $1,228 and $1,022, respectively.

[U] Foreign currency translation:

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains from the translation of foreign currency financial of $77, $653 and $134 at December 31, 2018, 2019 and 2020, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation gains (losses) for the years ended December 31, 2018, 2019 and 2020 of $(214), $(42) and $148, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation (losses) related to long-term debt of $-0-, $(425) and $(2,137), respectively, for the years ended December 31, 2018, 2019 and 2020, are included in interest expense in the Consolidated Statement of Operations.

[V] Commitments and contingencies:

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

[W] Recently issued accounting pronouncements:

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This updated standard is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

[Y] Reclassifications:

Certain prior amounts have been reclassified to conform with the current year presentation for comparative purposes. These reclassifications had no effect on the previously reported results of operations.

NOTE 3 - ACQUISITIONS

Pointer Transactions

On October 3, 2019 (the “Closing Date”), in connection with the completion of the Transactions and pursuant to the terms of the Investment Agreement, I.D. Systems reorganized into a new holding company structure by merging I.D. Systems Merger Sub with and into I.D. Systems (the “I.D. Systems Merger”), with I.D. Systems surviving as a direct, wholly-owned subsidiary of PowerFleet. Also, on October 3, 2019, pursuant to the terms of the Merger Agreement, Pointer Merger Sub merged with and into Pointer (the “Pointer Merger”), with Pointer surviving as a direct, wholly-owned subsidiary of PowerFleet Israel and an indirect, wholly-owned subsidiary of PowerFleet. As a result of the Transactions, I.D. Systems and PowerFleet Israel each became direct, wholly-owned subsidiaries of PowerFleet and Pointer became an indirect, wholly-owned subsidiary of PowerFleet. In addition, as a result of the Transactions, PowerFleet became a publicly traded corporation and former I.D. Systems stockholders and former Pointer shareholders received common stock of PowerFleet. I.D. Systems common stock ceased trading on the Nasdaq Global Market and Pointer ordinary shares ceased trading on the Nasdaq Capital Market and the Tel Aviv Stock Exchange (“TASE”), following the close of trading on October 2, 2019 and at the effectiveness of the Pointer Merger on October 3, 2019, respectively, and PowerFleet common stock commenced trading on the Nasdaq Global Market on October 3, 2019 and on the TASE on October 6, 2019, in each case under the symbol “PWFL”.

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

The following table summarizes the final purchase price allocation based on estimated fair values of the net assets acquired at the acquisition date:

Accounts receivable	$19,701
Inventory	8,666
Other assets	32,073
Customer relationships	15,610
Trademark and tradename	6,096
Technology	10,911
Goodwill (a)	72,918
Less: Current liabilities assumed	(21,055)
Less: Non current liabilities assumed	(14,504)
Net assets acquired	$130,416

(a)	The goodwill is not deductible for tax purposes.

The results of operations of Pointer have been included in the consolidated statement of operations as of the effective date of the Transactions. The following revenue and operating income of Pointer are included in the Company’s consolidated results of operations for the year ended December 31, 2019:

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

The following table represents the combined pro forma revenue and earnings for the year ended December 31, 2018 and 2019:

	Year Ended		Year Ended
	December 31, 2018 (b)		December 31, 2019 (b)
	Historical	Pro Forma Combined	Historical	Pro Forma Combined
		(Unaudited)		(Unaudited)
Revenues	$53,064	$130,419	$81,915	$135,126
Operating (loss) income	(5,736)	69	(10,183)	(10,833)
Net loss per share - basic and diluted	$(0.34)	$(0.32)	$(0.59)	$(0.66)

(b)	Includes pro forma results for the Transactions. Pro forma results for the CarrierWeb Acquisitions are impracticable to provide as the acquisition was a carve-out from a bankruptcy transaction.

The combined pro forma revenue and earnings for the years ended, 2018 and 2019 for the Transactions were prepared as though such transactions had occurred as of January 1, 2018 and January 1, 2019, respectively. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pointer. This summary is not necessarily indicative of what the results of operations would have been had the Transactions occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 4 - REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2018, 2019 and 2020.

	Year Ended December 31,
	2018	2019	2020

Products	$36,897	$45,416	$45,651
Services	16,167	36,499	67,942

	$53,064	$81,915	$113,593

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2019 and 2020 are as follows:

	Year Ended December 31,
	2019	2020

Assets:
Deferred contract costs	$2,196	$2,157
Deferred costs	$8,530	$5,361

Liabilities:
Deferred revenue- services (1)	$6,397	$6,578
Deferred revenue - products (1)	10,932	6,767

	17,329	13,345
Less: Deferred revenue and contract liabilities - current portion	(8,536)	(7,339)

Deferred revenue and contract liabilities - less current portion	$8,793	$6,006

(1)	The Company record deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2019 and 2020, the Company recognized revenue of $12,082 and $10,242, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2025, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2019	2020

Finance receivables, current	$893	$692
Prepaid expenses	3,221	2,979
Contract assets	1,335	767
Other current assets	1,921	1,746

	$7,370	$6,184

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory consists of components, work in process and finished products. Inventories are shown net of valuation reserves of $487 and $515 at December 31, 2019 and 2020, respectively.

Inventories consist of the following:

	Year Ended December 31,
	2019	2020

Components	$8,183	$7,697
Work in process	210	237
Finished goods, net	7,988	4,939

	$16,381	$12,873

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	Year Ended December 31,
	2019	2020

Installed products	$3,180	$4,174
Computer software	5,635	5,882
Computer and electronic equipment	6,231	5,273
Furniture and fixtures	1,364	1,828
Leasehold improvements	641	1,353

	17,051	18,510
Accumulated depreciation and amortization	(8,811)	(9,706)
	$8,240	$8,804

Depreciation and amortization expense for the years ended December 31, 2018, 2019 and 2020 was $849, $1,380 and $3,097, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2018, 2019 and 2020 of $528, $528 and $515, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2020 and 2019:

December 31, 2020	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(2,732)	$16,532
Trademark and tradename	3-15	7,553	(1,292)	6,261
Patents	7-11	2,117	(1,661)	456
Technology	7	10,911	(3,172)	7,739
Favorable contract interest	4	388	(331)	57
Covenant not to compete	5	208	(142)	66
		40,441	(9,330)	31,111

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(9,330)	$31,276

December 31, 2019	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,299	$(1,108)	$18,191
Trademark and tradename	3-15	7,553	(488)	7,065
Patents	7-11	2,117	(1,436)	681
Technology	7	10,911	(634)	10,277
Favorable contract interest	4	388	(234)	154
Covenant not to compete	5	208	(102)	106
		40,476	(4,002)	36,474

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,641	$(4,002)	$36,639

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2019, and 2020, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

The Company also determined that the use of indefinite lives for the customer list and remaining trademark and trade name remains applicable at December 31, 2019 and 2020, as the Company expects to continue to derive future benefits from these intangible assets.

At December 31, 2020, the weighted-average amortization period for the intangible assets was 9.2 years. At December 31, 2020, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 9.8, 4.3, 4.0 and 5.0 years, respectively.

Amortization expense for the years ended December 31, 2018, 2019 and 2020 was $712, $1,967 and $5,328, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2021	$5,153
2022	5,080
2023	5,035
2024	2,622
2025	2,495
Thereafter	10,726
$31,111

The change in goodwill from January 1, 2019 to December 31, 2020 is as follows:

Balance as of January 1, 2019	$7,318
CarrierWeb acquisition	3,108
Pointer acquisition	78,642
Balance as of December 31, 2019	89,068
Measurement period adjustment (a)	(5,724)

Balance as of December 31, 2020	83,344

a)

After considering all information related to the finalization of income taxes the Company reduced certain provisionally recorded deferred tax liabilities due to the new information with a corresponding decrease in the Pointer acquisition goodwill.

NOTE 9 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2018	2019	2020

Net loss attributable to common stockholders	$(5,812)	$(12,047)	$(13,606)

Weighted-average common share outstanding - basic and diluted	17,233	20,476	29,703
	-
Net loss attributable to common stockholders - basic and diluted	$(0.34)	$(0.59)	$(0.46)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the years ended December 31, 2018, 2019 and 2020, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock and restricted stock units totaling 1,788, 12,865 and 11,998, respectively, would have been anti-dilutive due to the loss.

NOTE 10 - STOCK-BASED COMPENSATION

In June 2018, I.D. Systems’ stockholders approved the I.D. Systems, Inc. 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which I.D. Systems may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 1,500 shares of I.D. Systems’ common stock with a vesting period of approximately four to five years. Upon the adoption of the 2018 Plan, the I.D. Systems, Inc. 2009 Non-Employee Director Equity Compensation Plan and the I.D. Systems, Inc. 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans. In connection with the completion of the Transactions, I.D. Systems assigned to PowerFleet and PowerFleet assumed all obligations of I.D. Systems pursuant to the 2018 Plan, which was amended to, among other things, increase the number of shares available for issuance thereunder by 3,000 shares to 4,500 and to rename the plan to the PowerFleet, Inc. 2018 Incentive Plan. There were 545 shares available for future issuance under the 2018 Plan as of December 31, 2020.

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

In response to the impact of COVID-19, the Board terminated and cancelled the Original Bonus Options and approved the following grants to replace the Original Bonus Options: (i) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Signing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, and will vest and become exercisable in full on December 31, 2022 if the volume weighted average price of the Company’s common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00 at any point prior to December 31, 2022, and (ii) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Closing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.00 per share, and will vest and become exercisable immediately upon the Company achieving a 30 Day VWAP of $10.00

In connection with Mr. David Mahlab’s retirement from his role as the Chief Executive Officer International of the Company, the Company modified the vesting and exercise period of all unvested restricted stock, stock options and restricted stock units previously granted to Mr. Mahlab. Due to the modification of the terms of Mr. Mahlab’s stock options, restricted stock and restricted stock units, the Company recognized additional stock based compensation expense of $1,261 for the year ended December 31, 2019.

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2018, 2019 and 2020 and changes during the years then ended, is presented below:

	2018		2019		2020
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,290	$5.33	1,220	$5.37	4,078	$5.79
Share-based payments assumed	-		127	4.35	-
Granted	120	6.41	2,829	5.99	1,230	6.08
Exercised	(169)	5.73	(59)	3.79	(199)	4.72
Forfeited or expired	(21)	5.96	(39)	6.22	(1,485)	6.02

Outstanding at end of year	1,220	$5.37	4,078	$5.79	3,624	$5.85

Exercisable at end of year	695	$5.07	847	$5.71	1,247	$5.60

The following table summarizes information about stock options at December 31, 2020.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price

2.33 - 3.63	16	3	$2.33	16	$2.33
3.64 - 4.93	276	6	4.64	168	4.63
4.94 - 6.23	2,767	8	5.89	1,063	5.81
6.24 - 7.54	565	9	6.33	-	0.00

	3,624	8	$5.85	1,247	$5.60

	As of December 31, 2020
	Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life in Years

Options outstanding	$6,055	8
Options exercisable	$2,392	7

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	Year Ended December 31,
	2018	2019	2020

Expected volatility	42.8%	42.1%	47.1%
Expected life of options	4.4 years	6.7 years	6.3 years
Risk free interest rate	2.72%	1.64%	0.93%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during year	$2.46	$2.20	$2.69

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

For the years ended December 31, 2018, 2019 and 2020, the Company recorded $397, $1,516 and $1,587, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2018, 2019 and 2020 was $413, $476 and $1,974, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2019 and 2020 was $162, $119 and $313, respectively.

As of December 31, 2020, there was $3,823 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.07 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2018, 2019 and 2020 is as follows:

	Number of Non-Vested Shares	Weighted - Average Grant Date Fair Value

Non-vested, at January 1, 2018	430	5.91
Granted	434	7.02
Vested	(266)	6.07
Forfeited	(30)	6.54

Non-vested, at December 31, 2018	568	6.65
Granted	625	5.82
Vested	(276)	6.40
Forfeited	(40)	5.88

Non-vested, at December 31, 2019	877	6.17
Granted	463	4.88
Vested	(389)	6.01
Forfeited	(145)	6.01

Non-vested, at December 31, 2020	806	5.54

For the years ended December 31, 2018, 2019 and 2020, the Company recorded $1,803, $2,061, and $2,272 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2020, there was $2,975 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.96 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the years ended December 31, 2019 and 2020:

	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value

Pointer share-based payments assumed	260	$5.60
Vested	(7)	5.60
Forfeited	-
Restricted stock-units, non-vested December 31, 2019	253	$5.60
Vested	(148)	5.60
Forfeited	(30)	5.60

Restricted stock-units, non-vested, December 31, 2020	75	$5.60

For the years ended December 31, 2019 and 2020 the Company recorded $217 and $283 respectively, of stock-based compensation expense in connection with the RSUs. As of December 31, 2020, there was $261 of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.30 years.

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

The following table summarizes the activity relating to the Company’s performance shares for the years ended December 31, 2018, 2019 and 2020:

	Number of Non-Vested Shares	Weighted - Average Grant Date Fair Value

Performance shares, non-vested, at January 1, 2018	111	4.07
Granted	-	-
Vested	(93)	4.07
Forfeited	(18)	4.07
Performance shares, non-vested, at December 31, 2018	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Performance shares, non-vested, at December 31, 2019	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Performance shares, non-vested, at December 31, 2020	-	-

For the years ended December 31, 2018, 2019 and 2020, the Company recorded $(37), $-0-, and $-0- respectively, of stock-based compensation expense in connection with the performance shares.

NOTE 11 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	Year Ended December 31,
	2019	2020

Short-term bank debt bearing interest at 16% per annum	$685	$280
Current maturities of long-term debt	2,688	$5,299
Convertible note payable	$5,000	$-
Long term debt - less current maturities	$26,515	$23,179

Convertible notes payable

In connection with the Transactions, the Company issued and sold convertible unsecured promissory notes in the aggregate principal amount of $5,000 to the Investors (as amended, the “Notes”). The Notes bore interest at 10% per annum, matured on March 31, 2021. The Notes were repaid on October 1, 2020.

Long term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the Closing Date under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company will be required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of December 31, 2020, no amounts were outstanding under the revolving credit facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of December 31, 2020.

The Company has been in discussions with Bank Hapoalim regarding an amendment to the Credit Agreement with respect to a reduction in the interest rates from approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility to 3.65% for the Term A Facility and 4.5% for the Term B Facility as well as the elimination of the requirement to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. Although subject to the execution of a definitive amendment to the Credit Agreement, the Company has an agreement in principle with respect to these two provisions. In the interim, Bank Hapoalim has agreed to not require the $3,000 escrow deposit and has agreed to reduce the interest rates to 3.65% for the Term A Facility and 4.5% for the Term B Facility effective November 2020.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the years ended December 31, 2019 and 2020, the Company recorded $18 and $31 respectively, of amortization of the debt issuance costs. The Company recorded charges of $379 and $1,451 to interest expense on its consolidated statements of operations for the years ended December 31, 2019 and 2020, related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A and Term B facilities as of December 31, 2020 are as follows:

Year ending December 31:

2021	$5,299
2022	5,782
2023	4,910
2024	12,487

28,478
Less: Current Portion	5,299
Total	$23,179

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is to be due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Year Ended December 31,
	2019	2020

Accounts payable	$15,400	$9,877
Accrued warranty	632	705
Accrued compensation	5,517	5,581
Government authorities	2,172	3,047
Other current liabilities	310	1,015

	$24,031	$20,225

The Company’s products are warranted against defects in materials and workmanship for a period of 1-3 years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2019 and 2020.

The following table summarizes warranty activity during the years ended December 31, 2019 and 2020:

	Year Ended December 31,
	2019	2020

Accrued warranty reserve, beginning of year	$422	$742
Accrued warranties assumed	483	-
Accrual for product warranties issued	574	784
Product replacements and other warranty expenditures	(484)	(667)
Expiration of warranties	(253)	(52)

Accrued warranty reserve, end of period (a)	$742	$807

(a) Includes accrued warranty included in other long-term liabilities at December 31, 2019 and 2020 of $110 and $102, respectively.

NOTE 13 - LEASES

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

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

Components of lease expense are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2020

Short term lease cost:	$1,144	$584

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2020

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,689	$4,822

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2020

Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	3.9%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2020 are as follows:

Year ending December 31:
2021	$2,647
2022	2,266
2023	1,898
2024	1,483
2025	1,496
Thereafter	1,337
Total lease payments	11,127
Less: Imputed interest	(1,322)
Present value of lease liabilities	$9,805

NOTE 14 - STOCKHOLDERS’ EQUITY

[A]	ATM Offering:

On May 14, 2020, we entered into an equity distribution agreement (the “Sales Agreement”) with Canaccord, pursuant to which we could offer and sell, from time to time through an “at-the-market offering” program, with Canaccord as sales agent, shares of our common stock having an aggregate offering price of up to $25,000. The Sales Agreement provided for the Company to pay Canaccord a commission of 3.0% of the aggregate gross proceeds from each sale of common stock occurring pursuant to the Sales Agreement. The offer and sale of common stock in the ATM Offering were made pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC on November 27, 2019, the base prospectus contained therein dated November 27, 2019, and a prospectus supplement related to the ATM Offering dated May 14, 2020. The Company sold 810 shares of common stock through Canaccord under the Sales Agreement, received net proceeds from such sales of $4,000, and paid Canaccord $125 in commissions with respect to sales of common stock under the Sales Agreement. The Sales Agreement was terminated effective as of August 14, 2020.

[B]	Redeemable Preferred stock:

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 45 shares are undesignated.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Charter. During the years ended December 31, 2019 and December 31, 2020, the Company issued dividends in the amounts of 1 and 4 shares respectively, to the holders of the Series A Preferred Stock. As of December 31, 2019, and December 31, 2020, dividends in arrears were $-0- and $-0- respectively.

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

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2018	$(465)	$(113)	$(578)
Net current period change	77	66	143

Balance at December 31, 2018	(388)	(47)	(435)

Net current period change	653	47	700

Balance at December 31, 2019	265	-	265

Net current period change	134	-	134

Balance at December 31, 2020	$399	$-	$399

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues on a percentage basis by geographic region.

	Year Ended December 31,
	2018	2019	2020

United States	$51,608	$60,544	$46,047
Israel	-	9,650	38,719
Other	1,456	11,721	28,827

	$53,064	$81,915	$113,593

	Year Ended December 31,
	2018	2019	2020

Long lived assets by geographic region:

United States	$2,149	$1,931	$1,425
Israel	-	2,285	3,282
Other		4,024	4,097

	$2,149	$8,240	$8,804

NOTE 17 - INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2018	2019	2020

U.S. operations	$(5,066)	$(10,888)	$(15,492)
Foreign operations	(746)	(168)	7,520

	$(5,812)	$(11,056)	$(7,972)

The provision for income taxes consist of the following:

	Year Ended December 31,
	2018	2019	2020
Current:
Federal	$-	$-	$-
State	-	119	45
Foreign	-	(44)	54
	-	75	99
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	939
	-	-	939
Total provision for income taxes	$-	$75	$1,038

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2018	2019	2020

Income tax benefit at the federal statutory rate	$(1,221)	$(2,317)	$(1,674)
State and local income taxes, net of federal taxes	(800)	(213)	(421)
Increase (decrease) in valuation allowance	(1,861)	402	2,595
Remeasurement of deferred tax assets	-	1,032	(48)
Incentive stock options/forfeitures	(22)	-	-
Permanent differences and other	182	1066	1,146
Other	-	(45)	(560)

	$-	$(75)	$1,038

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2020 are presented below:

	Year Ended December 31,
	2019	2020

Deferred tax assets:
Net operating loss carryforwards	$35,871	$32,843
Capital loss carryforwards	10,292	11,025
Deferred revenue	1,167	1,775
Stock-based compensation	534	886
Federal research and development tax credits	1,058	1,058
Intangibles, amortization	-	1,718
Inventories	124	65
Bad debt reserve	-	98
Other deductible temporary differences	778	3,456

Total gross deferred tax assets	49,824	52,924
Less: valuation allowance	(42,117)	(46,070)

	7,707	6,854
Deferred tax liabilities:
Goodwill amortization	(11,276)	(5,151)
Fixed assets, depreciation	(222)	(197)

	(11,498)	(5,348)

Net deferred tax (liabilities)/assets	$(3,791)	$1,506

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Year Ended December 31,
	2019	2020

Balance at the beginning of the year	$271	$390

Pointer uncertain tax positions assumed	112	-

Additions based on tax provisions taken related to current year	7	33

Balance at the end of year	$390	$423

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At December 31, 2020, the Company had an aggregate net operating loss carryforward of approximately $85,612 for U.S. federal income tax purposes. At December 31, 2020, the Company had an aggregate net operating loss carryforward of approximately $148,267 for state income tax purposes and a foreign net operating loss carryforward of approximately $50,266. Substantially all of the net operating loss carryforwards expire from 2021 through 2037 for pre-2018 federal net operating loss carryforwards and from 2020 through 2038 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operating loss carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2020, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $45,050 expiring through 2039, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2020 in excess of annual debt service costs requirements.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law providing certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act does not have a material impact on the Company’s consolidated financial statements.

For the year ended December 31, 2020, the Company’s valuation allowance increased to $46,070 compared to $42,117 as of December 31, 2019 primarily due to the increase in the capital loss carryforward and NOL’s. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased in 2019 and 2020 by $14,549, and $3,953 respectively.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that it had not paid an aggregate of $200 in VAT tax(Brazilian ICMS tax) plus $1,446 in interest and penalties as of December 31, 2020. The Company is vigorously defending this tax assessment before the administrative court. The potential timeframe for such litigation is 14 years. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable, the Company establishes an accrual. An estimate of the reasonably possible loss or range of loss cannot be made at this time due to various factors including the time frame for the litigation and a possible appeal before the judicial court for a substantial reduction of interest and penalties in case of loss before Administrative Court.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,680 as of December 31, 2020. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $182. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision

NOTE 19 – SUBSEQUENT EVENTS

On February 1, 2021, the Company closed an underwritten public offering (the “Underwritten Public Offering”) of 4,427,500 shares of common stock (which includes the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28.8 million, before deducting the underwriting discounts and commissions and other estimated offering expenses.

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

As of December 31, 2020, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2020, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,624,000	$5.85	545,000

Total	3,624,000	$5.85	545,000

(1)	These plans consist of the PowerFleet, Inc. 2018 Incentive Plan, the 2015 Equity Compensation Plan, the 2009 Non-Employee Director Equity Compensation Plan which were our only equity compensation plans under which awards were outstanding as of December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2021 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of PowerFleet, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among PowerFleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Form of Amended and Restated Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of PowerFleet, Inc. for the fiscal year ended December 31, 2019 filed with the SEC on April 8, 2020).

10.1	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc., filed with the SEC on November 21, 2012).*

10.2.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.2.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.3	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.4	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).*

10.5.1

Severance Agreement, dated September 11, 2009, by and between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009)

10.5.2	Amendment to Severance Agreement, dated May 28, 2020, between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 1, 2020).

10.6	Employment Offer Letter, dated December 6, 2016, between PowerFleet, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on December 8, 2016).*

10.7.1

Severance Agreement, dated August 20, 2018, between I.D. Systems, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 21, 2018).*

10.7.2	Amendment to Severance Agreement, dated May 28, 2020, between PowerFleet, Inc. and Chris Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 1, 2020).

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).*

10.9	Termination of Employment by Mutual Consent Agreement, dated December 11, 2019, by and among David Mahlab, Pointer Telocation Ltd. and PowerFleet, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on December 12, 2019).*

10.10	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.11	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.12	Equity Distribution Agreement, dated May 14, 2020, by and between PowerFleet, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of EisnerAmper LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

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

Date: March 19, 2021

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	March 19, 2021
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 19, 2021
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	March 19, 2021
Anders Bjork

/s/ Michael Brodsky	Director	March 19, 2021
Michael Brodsky

/s/ Michael Casey	Director	March 19, 2021
Michael Casey

/s/ Charles Frumberg	Director	March 19, 2021
Charles Frumberg

/s/ David Mahlab	Director	March 19, 2021
David Mahlab

/s/ Medhini Srinivasan	Director	March 19, 2021
Medhini Srinivasan

