Form 10-K/A
period 2020-12-31
PowerFleet, Inc.
filed 2021-04-30
CIK 1774170

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2021, was 35,985,274 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) of PowerFleet, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021. In this Amendment No. 1, unless the context indicates otherwise, the designations “PowerFleet,” the “Company,” “we,” “us” or “our” refer to PowerFleet, Inc. and its subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2020 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2020 Annual Report is hereby deleted. Items 10, 11, 13 and 14 of Part III of the 2020 Annual Report are amended and restated in their entirety and Item 12 of Part III of the 2020 Annual Report is supplemented as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2020 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 22, 2021 filing of the 2020 Annual Report or modify or update the disclosure contained in the 2020 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2020 Annual Report and our other filings with the SEC.

POWERFLEET, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 28, 2021, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Chris Wolfe	63	Chief Executive Officer and Director
Anders Bjork	47	Series A Director
Michael Brodsky	53	Director and Chairman of the Board of Directors
Michael Casey	57	Director
Charles Frumberg	65	Director
David Mahlab	64	Director
Medhini Srinivasan	36	Series A Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Ned Mavrommatis	50	Chief Financial Officer, Treasurer and Corporate Secretary
Elizabeth Elkins	49	Chief Product Officer

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

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June 2014, as Chairman of the Board since December 2016 and as a director of Pointer since October 2019. Previously, Mr. Brodsky was the Lead Director of the Board from June 2014 until December 2016. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm, and also the co-founder and Chief Executive Officer of Options Solutions, LLC, a specialized asset manager. Mr. Brodsky has served as the Chairman of the Board of Determine, Inc. (Nasdaq: DTRM), a provider of contract management, procurement and sourcing software that is headquartered in Carmel, Indiana, since August 2013 until its sale in April 2019. He served on its board of directors from October 2010 until April 2019 and served as its Chief Executive Officer from August 2013 until December 2013. He also served as the Chairman of the Board of Trans World Corporation (OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe that is headquartered in New York City, from June 2014 until its sale in March 2018 and as a director from September 2013 until March 2018. Since June 2012, he has served on the board of directors of Genesis Land Development Corporation (TSX: GDC), a residential land developer and homebuilder based in Calgary, Canada. Mr. Brodsky also served on the board of directors of Los Angeles-based Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. From February 2015 until its sale in July 2015, Mr. Brodsky also served on the board of directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet, tubing, and other highly-engineered components which is headquartered in Greenville, South Carolina. From February 2013 until July 2014, he was a member of the board of directors of AltiGen Communications, Inc. (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions based in San Jose, California. Previously, he was a member of the board of directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc. (formerly Nasdaq: UBET), an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com, Inc. by Churchill Downs Incorporated (Nasdaq: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on the board of directors of Churchill Downs until April 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm.

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

David Mahlab. Mr. Mahlab has served as a director of the Company and a director of the Company’s wholly owned subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer, since October 2019. Mr. Mahlab previously served as Chief Executive Officer International of the Company from October 2019 until January 2020, as the President and Chief Executive Officer of Pointer Telocation Ltd. (“Pointer”) from February 1, 2011 until its acquisition by the Company in October 2019 and as the Chief Executive Officer International of Pointer from October 2019 until January 2020. Mr. Mahlab is the co-founder of Scopus Video Networks, a provider of digital video networking products, where he served as both its Chief Executive Officer from 1995 until January 2007 and the chairman of its board of directors from January 2007 until March 2009. Since November 2020, Mr. Mahlab has served as Chairman of the Board of Blitz Motors, an Israel-based developer and manufacturer of electric scooters. Since August 2020, Mr. Mahlab has also served as the Chief Executive Officer of Everest Technologies, an Israel-based company that provides automatic test equipment design. Mr. Mahlab holds a BSc. and a MSc. in Electrical Engineering from the Technion-Israel Institute of Technology, an MBA from Tel Aviv University and LLB from Tel Aviv University.

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

Medhini Srinivasan. Ms. Srinivasan is a Principal at ABRY Partners, a private equity investment firm, which she joined in 2016. Prior to joining ABRY Partners, she served as Vice President at Moelis Capital Partners, a private equity firm, from 2012 to 2015. She has also worked for The Edgewater Funds and J.P. Morgan. Ms. Srinivasan holds an M.B.A. with Honors from The Wharton School at the University of Pennsylvania and a B.B.A. with High Distinction from the Stephen M. Ross School of Business at the University of Michigan.

With her many years of experience as an investment professional, Ms. Srinivasan brings significant financial and capital markets expertise as well as a professional investor’s perspective to the Board. We believe Ms. Srinivasan’s expertise in finance and capital markets and her business and investment experience enable her to be an effective contributing member of the Board.

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

Elizabeth Elkins. Ms. Elkins has served as our Chief Product Officer since January 2020. She also served as the interim General Manager of PowerFleet for Logistics from April 2020 to January 2021. Prior to joining us, Ms. Elkins served as Executive Vice President, Global Product Development, Product Management, Product Marketing and Program Management at KORE Wireless Group, Inc., a provider of Internet of Things (“IoT”) solutions and services, from 2017 to 2019. From 2010 to 2017, Ms. Elkins served as the Chief Operating Officer of Pneuron Corporation, a technology and consulting firm. Ms. Elkins also previously served in various executive leadership roles at Fiserv, Inc. (Nasdaq: FISV), a global provider of payments and financial services technology solutions, including as President and General Manager of Financial Control Solutions. She is currently a member of the University of Texas MS Information Technology and Management Advisory Council. Ms. Elkins attended the University of Tennessee and American Intercontinental University, holding a Bachelor of Business Administration, Management Information Systems.

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

Board Composition

On October 3, 2019, we completed the transactions (the “Transactions”) contemplated by the Agreement and Plan of Merger, dated as of March 13, 2019 (the “Merger Agreement”), by and among I.D. Systems, Inc. (“I.D. Systems”), the Company, Pointer, PowerFleet Israel Ltd. (f/k/a Powerfleet Israel Holding Company Ltd.) and Powerfleet Israel Acquisition Company Ltd., and the Investment and Transaction Agreement, dated as of March 13, 2019, as amended by Amendment No. 1 thereto dated as of May 16, 2019, Amendment No. 2 thereto dated as of June 27, 2019, Amendment No. 3 thereto dated as of October 3, 2019 and Amendment No. 4 thereto dated as of May 13, 2020 (the “Investment Agreement”), by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., and ABRY Senior Equity V, L.P. (“ASE”), ABRY Senior Equity Co-Investment Fund V, L.P. (“ASECF”) and ABRY Investment Partnership, L.P. (together with ASE and ASECF, the “Investors”), affiliates of ABRY Partners II, LLC. In connection with the completion of the Transactions, we amended and restated our certificate of incorporation (the “Amended and Restated Certificate of Incorporation”). Our Amended and Restated Certificate of Incorporation provides that so long as shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) remain outstanding and represent 15% or more, on an as-converted basis, of the voting power of our common stock, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect two directors to the Board (the “Series A Directors”) and any committee or subcommittee thereof (subject to the application of SEC and Nasdaq independence requirements). So long as any shares of Series A Preferred Stock remain outstanding and represent less than 15% but not less than 5%, on an as-converted basis, of the voting power of our common stock, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to elect one Series A Director to the Board. For so long as any shares of Series A Preferred Stock remain outstanding and there are no Series A Directors on the Board, the holders of at least a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will be entitled to designate one non-voting observer to attend all meetings of the Board and committees and subcommittees thereof, although the observer may be excluded from executive sessions of any committee at the discretion of such committee. Mr. Bjork and Ms. Srinivasan have been appointed to the Board by the holders of our Series A Preferred Stock.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership. Officers, directors and greater than 10% stockholders are required by regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2020, except that Chris Wolfe filed late a Form 4 with respect to a transaction that occurred on December 31, 2020.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2020, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Amendment No. 1 as a “Named Executive Officer:” (i) Chris Wolfe, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2020, (ii) Ned Mavrommatis, who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2020, (iii) David Mahlab, who served as the Company’s Chief Executive Officer International from October 3, 2019 through January 31, 2020, and (iv) Elizabeth Elkins, who served as the Company’s Chief Product Officer during the fiscal year ended December 31, 2020 since January 27, 2020. Following the accounting treatment of the Transactions, I.D. Systems was determined to be the accounting acquirer. As a result, for Messrs. Wolfe and Mavrommatis, who were executives of I.D. Systems prior to the completion of the Transactions, the following discussion and compensation tables reflect compensation related to their service with I.D. Systems and the Company during all of 2019. For Mr. Mahlab, who served as an executive officer of Pointer prior to the completion of the Transactions, the compensation presented includes only compensation related to his service as an executive of the Company (i.e., from October 3, 2019 through January 31, 2020).

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2020 annual meeting held on July 9, 2020, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2020 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. The Company continues to focus on pay-for-performance structure, which is discussed below.

On May 28, 2020, the Board approved certain temporary compensation actions in response to the impact and uncertainty caused by the global outbreak of COVID-19. Beginning with the pay period ending on May 31, 2020 and through the remainder of the 2020 fiscal year, the base salaries of all salaried employees in the United States, including Chris Wolfe, our Chief Executive Officer, Ned Mavrommatis, our Chief Financial Officer, and Elizabeth Elkins, our Chief Product Officer, were reduced by 15%. We took these and other actions to preserve cash in 2020 and issued to each employee affected by such compensation changes restricted stock in an amount equivalent to such employee’s salary reduction, which grants will vest in full on December 31, 2021.

In addition on May 28, 2020, following a review of peer group data provided by, and based on the advice of, Korn Ferry, the Company’s independent compensation consultant (“Korn Ferry”), the Board also approved an increase in Mr. Wolfe’s annual base salary from $325,000 to $400,000. However, in light of the impact of COVID-19, such increase did not go into effect until January 1, 2021, and the Board approved grants of restricted stock to Mr. Wolfe to be issued on the last day of each calendar month in 2020, commencing with a grant on May 31, 2020 in an amount equivalent to $41,667 with all remaining grants in 2020 equal to an amount equivalent to $8,333 per month. All such restricted stock grants vested in full on December 31, 2020.

Cash Incentive Bonus Programs. The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of Messrs. Wolfe and Mavrommatis was eligible to receive a cash incentive bonus under our Executive Incentive Plan (“EIP”) for the fiscal year ended December 31, 2020, which is discussed below.

Executive Incentive Plan. On May 28, 2020, the Board approved the EIP for 2020. The objectives of the EIP are to align the interests of senior management with the Company’s performance goals. The EIP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. Under the EIP for 2020, the Company’s performance goals are based on (i) revenue growth, (ii) “adjusted EBITDA,” which for these purposes is defined as the earnings before interest, taxes, depreciation and amortization, excluding stock-based compensation and one-time extraordinary expenses as approved by the Board or the Compensation Committee, (iii) the Company’s cash at December 31, 2020 (excluding cash proceeds received from certain one-time transactions), and (iv) individual objectives for each executive. Executives are eligible to be awarded bonus compensation based on the Company’s annual results.

The EIP for 2020 may be modified or terminated by the Board at any time, but incentive awards that have been earned by the participating Named Executive Officers through the date of termination of the EIP will be payable. In addition, target awards and weightings may be modified by the Board during the plan year based upon a shift in focus or changing industry standards, or any other factors that the Board deems appropriate. The Board has the authority to administer the EIP for 2020 and has the final decision on any discrepancies in interpretation of the EIP for 2020.

Awards under the EIP for 2020 were calculated as a percentage of the executive’s base salary. The target award under the EIP for 2020 for Chris Wolfe was set at 100% of his base salary and for Ned Mavrommatis was set at 75% of his base salary and may be payable either 100% in restricted stock or 50% in cash and 50% in restricted stock based on certain criteria. 25% of each executive’s target award under the EIP for 2020 could be earned based on the following metrics: (i) the Company having at least $14.5 million in cash at December 31, 2020 (excluding cash proceeds received from certain one-time transactions), (ii) the achievement of at least $7.8 million in adjusted EBITDA for the 2020 fiscal year, (iii) the achievement of at least $117.6 million in revenue for the 2020 fiscal year, and (iv) certain individual objectives. Based on the Company’s financial results for the fiscal year ended December 31, 2020 and the results of each executive’s applicable individual objectives, each of Chris Wolfe and Ned Mavrommatis received annual bonuses under the EIP for 2020 in the aggregate amount of $297,000 and $223,312, respectively. Of the $297,000 awarded to Mr. Wolfe, $148,500 was paid in cash and $148,500 was paid in restricted shares of common stock. Of the $223,312, awarded to Mr. Mavrommatis, $111,656 was paid in cash and $111,656 was paid in restricted shares of common stock.

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

Historically, other than the EIP, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee and the Board, although, as noted, the Compensation Committee and the Board do consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.

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

Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at companies with comparable revenue, market capitalization and businesses as the Company. The Compensation Committee utilized as a reference for determining competitive total compensation packages for our Named Executive Officers for 2020, our peer group of companies that were identified by Korn Ferry, the compensation consultant retained by the Compensation Committee in 2020. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. The peer group of companies determined by Korn Ferry was based on revenue, market capitalization, business fit and peer groups identified by prior compensation consultants.

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

The following companies were identified as members of our peer group by Korn Ferry in 2020:

AIRGAIN, INC.	KVH INDUSTRIES INC.
AMERICAN SOFTWARE, INC.	NAPCO SECURITY TECHNOLOGIES, INC.
CALAMP CORP.	ONESPAN INC
CALIX, INC.	ORBCOMM, INC.
DIGI INTERNATIONAL INC.	PERCEPTRON, INC.
EMCORE CORPORATION	SIERRA WIRELESS, INC.
GLOBAL STAR, INC	SUPPORT.COM, INC.
INDENTIVE, INC.	SYCHRONOSS TECHNOLOGIES, INC.
INSEEGO COPR.	TELENAV, INC.
ITERIS, INC.

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

The Company has not entered into employment agreements with Messrs. Wolfe or Mavrommatis or Ms. Elkins, who serve at the discretion of the Board, with no fixed term of employment.

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

On December 11, 2019, in connection with Mr. Mahlab’s retirement from his role as Chief Executive Officer International of the Company, the Company and Pointer entered into the Termination Agreement with Mr. Mahlab. The Termination Agreement provides that during the notice period between January 31, 2020 and June 10, 2021 (the “Notice Period”), Mr. Mahlab will continue to receive his salary and all benefits to which he is entitled under the terms of his employment agreement. In addition, all unvested restricted stock, stock options and restricted stock units previously granted to Mr. Mahlab became fully vested as of January 31, 2020 and all of Mr. Mahlab’s outstanding options will remain exercisable for a period of 30 months following January 31, 2020. In consideration for the benefits under the Termination Agreement, Mr. Mahlab agreed to various provisions, including a general release of claims against the Company and an agreement to vote all securities he holds in the Company and its subsidiaries in favor of any sale involving certain subsidiaries of the Company.

In connection with Elizabeth Elkins’s employment with the Company as Chief Product Officer, the Company entered into an employment offer letter with Ms. Elkins, which provides that in the event Ms. Elkins’s employment is terminated by the Company without cause, subject to Ms. Elkins’s delivery of a general release to the Company, she is entitled to cash payments at the rate of her annual base salary for a period of 6 months, made as a series of payments that are payable in accordance with the Company’s standard payroll practices.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2020, 2019 and 2018 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)	Stock Awards ($) (2)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($) (4)	Total ($)
Chris Wolfe,	2020	424,675	(5)	—	—		885,500	297,000		10,505	1,617,680
Chief Executive Officer	2019	325,000		—	336,135		832,880	48,750		10,776	1,553,541
	2018	303,125	(6)	46,869	525,707		—	43,500		12,087	931,288
Ned Mavrommatis	2020	299,704	(7)	—	—		379,500	223,312		30,328	932,844
Chief Financial Officer,	2019	300,000	(8)	—	220,201		543,314	33,750		29,403	1,126,668
Treasurer and Corporate Secretary	2018	283,250		26,858	400,539		—	28,467		31,415	770,529
David Mahlab,	2020	29,807		—	108,229	(10)	—	—		457,872	595,908
Chief Executive Officer International (9)	2019	83,037		—	281,584		484,918	—	(11)	32,717	882,256
Elizabeth Elkins,	2020	257,102	(12)	—	113,100		49,171	—		—	419,373
Chief Product Officer (12)

(1) The dollar amount shown under the heading “Bonus” with respect to each of Chris Wolfe and Ned Mavrommatis for 2018 represents discretionary cash bonuses earned for 2018 in the amounts of $46,869 and $26,858, respectively, that were approved by the Board and paid in 2019.

(2) The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2020, 2019 and 2018 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2[Q] — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 10 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report.

(3) The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Chris Wolfe and Ned Mavrommatis for 2020 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2020, (ii) for each of Chris Wolfe and Ned Mavrommatis for 2019 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2019, and (iii) for each of Chris Wolfe and Ned Mavrommatis for 2018 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2018.

(4) The dollar amounts shown under the heading “All other compensation” represent the incremental cost of all perquisites and other personal benefits to our Named Executive Officers for automobile allowance and related expenses, health insurance premiums and, with respect to David Mahlab, payments mandated by Israeli law to advanced education funds, managers’ insurance and pension funds, vacation pay and recuperation pay (the “Social Benefit Payments”) and severance payments made pursuant to the Termination Agreement. The automobile allowance and related expenses for 2020 for each of Ned Mavrommatis and David Mahlab were $13,188 and $3,055, respectively; the health insurance premiums for 2020 for each of Chris Wolfe and Ned Mavrommatis were $10,505 and $17,140, respectively; the Social Benefit Payments for 2020 for David Mahlab were $7,735 and his severance payments for 2020 were $447,082. The automobile allowance and related expenses for 2019 for each of Ned Mavrommatis and David Mahlab were $13,188 and $11,013, respectively; the health insurance premiums for 2019 for each of Chris Wolfe and Ned Mavrommatis were $10,776 and $16,215, respectively; and the Social Benefit Payments for 2019 for David Mahlab were $21,704. The automobile allowance and related expenses for 2018 for Ned Mavrommatis was $13,188; and the health insurance premiums for 2018 for each of Chris Wolfe and Ned Mavrommatis were $12,087 and $18,227, respectively.

(5) On May 28, 2020, the Board approved a $30,469 temporary reduction in Mr. Wolfe’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Mr. Wolfe received a grant of 6,414 restricted shares of common stock, which will vest on December 31, 2021. In addition, on May 28, 2020, the Board approved an increase in Mr. Wolfe’s annual base salary from $325,000 to $400,000. In lieu of cash payments as a result of such increase to Mr. Wolfe’s annual base salary, Mr. Wolfe received grants of restricted stock to be issued on the last day of each calendar month in 2020, commencing with a grant on May 31, 2020 in an amount equivalent to $41,667 with all remaining grants in 2020 equal to an amount equivalent to $8,333 per month, which grants vested in full on December 31, 2020. The dollar amount shown reflects the amount of Mr. Wolfe’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Mr. Wolfe in lieu of his salary reduction and cash payments for his increased salary.

(6) Effective as of August 15, 2018, the annual base salary of Chris Wolfe was increased to $325,000.

(7) On May 28, 2020, the Board approved a $28,125 temporary reduction in Mr. Mavrommatis’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Mr. Mavrommatis received a grant of 5,921 restricted shares of common stock, which will vest on December 31, 2021. The dollar amount shown reflects the amount of Mr. Mavrommatis’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Mr. Mavrommatis in lieu of his salary reduction.

(8) Effective as of January 1, 2019, the annual base salary of Ned Mavrommatis was increased to $300,000.

(9) David Mahlab was appointed Chief Executive Officer International effective October 3, 2019 and retired from such role effective as of January 31, 2020. Mr. Mahlab’s base salary and the amounts shown under the heading “All other compensation” were paid in Israeli shekels and, throughout these compensation tables, Israeli shekels have been converted to U.S. dollars using the exchange rate on the last day of each fiscal year ($1 U.S. dollar = 3.21 Israeli shekels for amounts reported for 2020 and $1 U.S. dollar = 3.4539 Israeli shekels for amounts reported for 2019).

(10) On July 10, 2020, Mr. Mahlab was granted 25,053 restricted shares of common stock in consideration for his services as a director of the Company.

(11) Does not include a bonus in the amount of $276,933 that Mr. Mahlab earned as an executive of Pointer under Pointer’s executive bonus plan which was adopted prior to the completion of the transaction.

(12) Elizabeth Elkins was appointed Chief Product Officer of the Company on January 27, 2020. Ms. Elkins’s annual base salary is $275,000. On May 28, 2020, the Board approved a $25,781 temporary reduction in Ms. Elkins’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Ms. Elkins received a grant of 5,428 restricted shares of common stock, which will vest on December 31, 2021. The dollar amount shown reflects the amount of Ms. Elkins’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Ms. Elkins in lieu of her salary reduction.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(#)			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)		(#)		($/Sh)	($)(5)
Chris Wolfe	5/28/2020	100,000	400,000	400,000
	5/28/2020									350,000	(4)	$6.28	$234,500
	5/28/2020									350,000	(4)	$6.00	$651,000
	5/28/2020							6,414	(2)				$30,146
	5/31/2020							8,865	(3)				$41,667
	6/30/2020							1,804	(3)				$8,333
	7/31/2020							1,860	(3)				$8,333
	8/31/2020							1,483	(3)				$8,333
	9/30/2020							1,480	(3)				$8,333
	10/31/2020							1,377	(3)				$8,333
	11/30/2020							1,211	(3)				$8,333
	12/31/2020							1,122	(3)				$8,333
Ned Mavrommatis	5/28/2020	56,250	225,000	225,000
	5/28/2020									150,000	(4)	$6.28	$100,500
	5/28/2020									150,000	(4)	$6.00	$279,000
	5/28/2020							5,921	(2)				$27,829
Elizabeth Elkins	1/27/2020	34,375	137,500	137,500				15,000	(6)	15,000	(6)	$7.54	$162,271
	5/28/2020							5,428	(2)				$25,512

(1) The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to bonuses for the fiscal year ended December 31, 2020 payable to our named executive officers based on the achievement of annual company financial goals and individual objectives for 2020 pursuant to our Executive Incentive Plan.

(2) Represents restricted shares issued under the Company’s 2018 Incentive Plan (the “2018 Plan”) in exchange for a temporary reduction in such Named Executive Officer’s base salary in 2020. 100% of these restricted shares will vest on December 31, 2021.

(3) Represents restricted shares issued under the 2018 Plan in lieu of cash payments as a result of an increase to Mr. Wolfe’s base salary. 100% of these restricted shares vested on December 31, 2020.

(4) In connection with the Company’s acquisition of Pointer, the Company previously approved the grants of options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis on March 13, 2019 (the “Signing Bonus Options”) and the grants of additional options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and additional options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis on October 3, 2019 (the “Closing Bonus Options” and together with the Signing Bonus Options, the “Original Bonus Options”). The Original Bonus Options were subject to the terms of the 2018 Plan, vested upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and became exercisable 180 days after vesting, subject to acceleration in the event of certain change of control transactions. The Signing Bonus Options had an exercise price of $6.28 per share and the Closing Bonus Options had an exercise price of $6.00 per share.

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

(5) Calculated based on the closing price of our common stock, as reported on the Nasdaq Global Market on the date of grant.

(6) Represents restricted shares and options to purchase shares of our common stock issued under the 2018 Plan to Ms. Elkins. 25% of the restricted shares and the options vest on each of the first, second, third and fourth anniversaries of the date of grant, provided that Ms. Elkins is an employee of the Company on each such date.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)(2)
Chris Wolfe	-	-	76,133	528,535
Ned Mavrommatis	17,061	55,960	30,734	207,715
Elizabeth Elkins	-	-	-	-

(1) Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2) Represents the aggregate dollar value of the shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Wolfe	100,000		5.21	8/4/2026	(3)	84,497	627,813
	100,000		4.70	12/7/2026	(3)
	40,625	121,875	6.08	1/30/2029	(3)
	39,394	118,182	5.87	11/5/2029	(3)
		350,000	6.28	5/28/2030	(4)
		350,000	6.00	5/28/2030	(5)
Ned Mavrommatis	40,541		5.93	3/29/2022	(6)	65,048	483,307
	40,842		5.71	4/4/2023	(3)
	30,000		4.37	3/24/2026	(3)
	37,500	12,500	6.00	2/17/2027	(3)
	25,000	75,000	6.08	1/30/2029	(3)
	27,273	81,818	5.87	11/5/2029	(3)
		150,000	6.28	5/28/2030	(4)
		150,000	6.00	5/28/2030	(5)
Elizabeth Elkins		15,000	7.54	1/27/2023	(3)	20,428	151,780

(1) Represents restricted shares issued under the 2007 Equity Compensation Plan, the 2015 Equity Compensation Plan and the 2018 Plan.

(2) Calculated based on $7.43 per share, the closing price per share of our common stock, as reported on the Nasdaq Global Market, on December 31, 2020.

(3) These option awards vest over a four-year period, such that twenty five (25%) of the award vests each year on the anniversary of the grant date, provided that the holder is employed by the Company on such date.

(4) These option awards will vest and become exercisable in full on December 31, 2022, provided that the holder is employed by the Company on such date, if at any point prior to such date the volume weighted average price of our common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00

(5) These option awards will vest and become exercisable in full immediately upon the 30 Day VWAP reaching $10.00, provided that the holder is employed by the Company on such date.

(6) One hundred percent (100%) of these option awards vested on the third anniversary of the grant date.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” the Company has entered into severance agreements with Messrs. Wolfe and Mavrommatis. These severance agreements provide for severance payments or other compensation upon the termination of such executive’s employment or a change in control with respect to the Company. In addition, on December 11, 2019, the Company entered into the Termination Agreement with Mr. Mahlab which provides for certain payments and other benefits Mr. Mahlab received in connection with his retirement effective as of January 31, 2020. Further, Ms. Elkins is also entitled to certain severance payments pursuant to the terms of her employment offer letter with the Company.

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

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to the Company’s Named Executive Officers under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. The following table assumes a December 31, 2020 termination or change in control date and uses the closing price of the Company’s common stock on the Nasdaq Global Market on December 31, 2020, $7.43. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officer. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change- in-Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Termination (Without Cause or for Good Reason) ($)		Change-in- Control Only ($)
Chris Wolfe	Severance Pay	$400,000		$800,000		$—
	Exercise of Vested Stock Options Upon Termination	$60,531	(1)	$1,252,176	(2)	$1,252,176	(2)
	Realization of Restricted Stock Awards Upon Termination	$184,075	(3)	$627,813	(4)	$627,813	(4)
	Benefit Continuation	$23,070		$23,070		$—
Ned Mavrommatis	Severance Pay	$300,000		$300,000		$—
	Exercise of Vested Stock Options Upon Termination	$52,924	(1)	$633,763	(2)	$633,763	(2)
	Realization of Restricted Stock Awards Upon Termination	$151,071	(3)	$483,397	(4)	$483,307	(4)
	Benefit Continuation	$35,375		$35,375		$—
David Mahlab	Severance Pay	$328,417	(5)	$328,417	(5)	$—
	Exercise of Vested Stock Options Upon Termination	$299,330	(6)	$299,330	(6)	$—
	Realization of Restricted Stock Awards Upon Termination	$356,650	(7)	$356,650	(7)	$—
	Realization of Restricted Stock Unit Awards Upon Termination	$500,797	(8)	$500,797	(8)	$—
	Benefit Continuation	$118,665	(9)	$118,665	(9)	$—
Elizabeth Elkins	Severance Pay	$137,500		$137,500		$—
	Realization of Restricted Stock Awards Upon Termination	$40,399	(3)	$151,780	(4)	$151,780	(4)

(1) Pursuant to the option award agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis, options that have vested as of the date of termination of employment generally are exercisable for a period of three months following the date of termination (or 365 days, in the case of termination of employment resulting from death or disability). Moreover, the terms of the severance agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis generally provide for accelerated vesting of a portion of the unvested options held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement).

(2) The 2007 Plan provides that all outstanding options will become exercisable upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding options. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), option will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. With respect to the New Signing Options, the vesting will occur on December 31, 2022 if the 30 Day VWAP reaches $12.00 at any point prior to December 31, 2022. With respect to the New Closing Options, the vesting will occur immediately upon the Company achieving a 30 Day VWAP of $10.00. Thus, the amounts reported in the table assume the exercise of any outstanding stock options held by Messrs. Wolfe and Mavrommatis at December 31, 2020 that were in-the-money as of such date, and that (i) with respect to option awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding options upon a change in control, (ii) with respect to option awards issued under the 2018 Plan, Messrs. Wolfe and Mavrommatis were terminated other than for cause within one year of a change in control or left for good reason, (iii) with respect to the Signing Bonus Options, the Company achieved a 30 Day VWAP of $12.00 and (iv) with respect to the Closing Bonus Options, the Company achieved a 30 Day VWAP of $10.00.

(3) The terms of the severance agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis generally provide for accelerated vesting of a portion of the unvested restricted shares held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement). Ms. Elkins restricted stock award agreement generally provides for accelerated vesting of a portion of the unvested restricted shares held by the individual upon the occurrence of a “trigger event” or a “change in control trigger event”.

(4) The 2007 Plan provides that all outstanding restricted stock awards will become fully vested upon a change in control (as defined in the 2007 Plan). The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding restricted stock awards. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), restricted stock will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. The amounts reported in the table assume that, with respect to restricted stock awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding restricted stock upon a change in control and that, with respect to restricted stock awards issued under the 2018 Plan, Messrs. Wolfe and Mavrommatis and Ms. Elkins were terminated other than for cause within one year of a change in control or left for good reason.

(5) Represents the actual amount of Mr. Mahlab’s salary paid as severance to Mr. Mahlab in 2020 pursuant to the terms of his Termination Agreement.

(6) Pursuant to the terms of the Termination Agreement, options to purchase 191,878 shares of the Company’s common stock previously granted to Mr. Mahlab became fully vested as of January 31, 2020, the effective date of his termination. These options will remain exercisable for a period of 30 months following January 31, 2020. The amounts reported in the table assume the exercise of such options at December 31, 2020.

(7) Pursuant to the terms of the Termination Agreement, 47,490 restricted shares of the Company’s common stock previously granted to Mr. Mahlab became fully vested as of January 31, 2020, the effective date of his termination. The amounts reported in the table reflect the fair value of such restricted shares as of January 31, 2020.

(8) Pursuant to the terms of the Termination Agreement, restricted stock units for 66,684 shares of the Company’s common stock previously granted to Mr. Mahlab became fully vested as of January 31, 2020, the effective date of his termination. The amounts reported in the table reflect the fair value of the 66,684 shares of the Company’s common stock received upon the vesting of such restricted stock units as of January 31, 2020.

(9) Represents the actual amount of full contribution to pension fund, study fund, and all other regular payments and benefits (including the company car) that Mr. Mahlab received in 2020 pursuant to the terms of his Termination Agreement.

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

Non-Employee Directors

On August 1, 2017, the Board adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, agreed to waive participation in the Company’s non-employee director compensation program. Each of the non-employee directors, other than the Series A Directors, elected to be paid his retainer for 2020 in restricted shares of our common stock. With respect to restricted stock awards, the number of shares issuable was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period prior to approval by the Board of such grants.

The Chairman of the Board and the chairperson of each of the committees of the Board are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of the Board receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. Each of the non-employee directors, other than the Series A Directors, elected to be paid his supplemental retainer in 2020 in restricted shares of our common stock.

Our non-employee directors are entitled to participate in the 2018 Plan. Non-employee directors are eligible to be awarded non-qualified stock options, shares of restricted stock, stock appreciation rights and other awards under the 2018 Plan. A recipient of restricted stock under the 2018 Plan is entitled to vote such shares and would be entitled to dividends, if any, paid on such shares, but is not entitled to dispose of such shares until they have vested in accordance with the terms of the applicable award.

During the fiscal year ended December 31, 2020, each of Michael Brodsky, Michael Casey, and Charles Frumberg was awarded an aggregate of 34,770, 28,842 and 25,053 in restricted shares of common stock, respectively, in consideration for his services as a director of the Company. All of these awards were made pursuant to the 2018 Plan. Each of such restricted stock awards were granted on July 10, 2020. All such restricted stock awards vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director is then serving as a director of the Company. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, agreed to waive participation in the Company’s 2018 Plan and did not receive any compensation for their service as directors during the fiscal year ended December 31, 2020. Mr. Mahlab’s director compensation is included in the “Summary Compensation Table” above.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)(1)(3)(4)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)	Total ($)
Anders Bjork(6)	-	-	-	-
Michael Brodsky	$105,000	$54,568	-	$159,568
Michael Casey	$77,000	$54,568	-	$131,568
Charles Frumberg	$59,000	$54,568	-	$113,568
Medhini Srinivasan(6)	-	-	-	-

(1) The amount under this column with respect to each of Michael Brodsky, Michael Casey and Charles Frumberg reflects the dollar amount of fees for which such non-employee director elected to be paid in restricted shares of our common stock in lieu of cash, which shares were issued under the 2018 Plan on July 10, 2020. The number of restricted shares issued to each such non-employee director in lieu of cash was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period prior to approval by the Board of such grants. Messrs. Brodsky, Casey and Frumberg were granted 22,138, 16,210 and 12,421 restricted shares of our common stock, respectively, in lieu of cash, the aggregate grant date fair value of which, computed in accordance with ASC 718, disregarding any service-based vesting conditions, is $95,636, $70,027 and $53,659, respectively.

(2) The amounts under this column reflect the sum of the aggregate grant date fair value of 12,632 restricted shares of our common stock granted to each of Michael Brodsky, Michael Casey and Charles Frumberg under the 2018 Plan on July 10, 2020, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2[Q] – Summary of Significant Accounting Policies – Stock-based compensation” and “Note 10 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in the 2020 Annual Report. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.”

(3) Each of the restricted stock awards granted to Messrs. Brodsky, Casey and Frumberg will vest in full on July 10, 2021, provided that such non-employee director is then serving as a director of the Company on such date.

(4) At December 31, 2020, Michael Brodsky held 34,770 shares of unvested restricted stock, Michael Casey held 28,842 shares of unvested restricted stock, Charles Frumberg held 25,053 shares of unvested restricted stock, and neither Anders Bjork nor Medhini Srinivasan held any shares of unvested restricted stock.

(5) At December 31, 2020, Michael Brodsky held options to purchase 95,000 shares of our common stock and each of Michael Casey and Charles Frumberg held options to purchase 45,000 shares of our common stock. Neither Anders Bjork nor Medhini Srinivasan held any options to purchase shares of our common stock at December 31, 2020.

(6) Anders Bjork and Medhini Srinivasan did not receive any compensation for their service as directors during the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock as of April 28, 2021 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
●	each of our Named Executive Officers;
●	each of our current directors; and
●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 28, 2021, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 28, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Amendment No. 1, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 35,985,274 shares of our common stock outstanding as of April 28, 2021. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding (1)
5% Stockholders:
ABRY Senior Equity Holdings V, LLC c/o ABRY Partners II, LLC 888 Boylston Street, Suite 1600 Boston, MA 02199	7,477,211	(2)	17.20%
Cannell Capital LLC 245 Meriwether Circle Alta, WY 83414	2,762,836	(3)	7.68%
The Phoenix Holding Ltd. Derech Hashalom 53 Givataim, 53454, Israel	2,252,347	(4)	6.26%
BlackRock, Inc.
55 East 52nd Street
New York, NY 10055	1,854,858	(5)	5.15%
Executive Officers:
Chris Wolfe	565,697	(6)	1.56%
Ned Mavrommatis	430,754	(7)	1.19%
Elizabeth Elkins	52,626	(8)	*
Directors:
Anders Bjork	-		*
Michael Brodsky	353,329	(9)	*
Michael Casey	164,875	(10)	*
Charles Frumberg	1,591,489	(11)	4.42%
David Mahlab	607,996	(12)	1.68%
Medhini Srinivasan	-		*
All directors, and executive officers as a group (nine individuals)	3,766,766	(13)	10.24%

* Represents less than 1% of the outstanding shares of our common stock.

(1) Ownership percentages are based on 35,985,274 shares of common stock of the Company outstanding as of April 28, 2021.

(2) Based on information contained in Amendment No. 3 to Schedule 13D filed with the SEC on February 11, 2021, ABRY Senior Equity Holdings V, LLC (“ASEH”) may be deemed to beneficially own an aggregate of 7,477,211 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by ASE and ASECF, with shared voting and dispositive power over such shares, and ASE beneficially owns an aggregate of 6,274,876 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares.

(3) Based on information contained in a Schedule 13G filed with the SEC on February 14, 2020, Cannell Capital LLC, a Wyoming limited liability company (“Cannell Capital”), and J. Carlo Cannell, a U.S. citizen who serves as the sole managing member of Cannell Capital, beneficially own an aggregate of 2,762,836 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(4) Based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2021, The Phoenix Holding Ltd. beneficially owns an aggregate of 2,252,347 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(5) Based on information contained in a Schedule 13G filed with the SEC on February 2, 2021, BlackRock, Inc. beneficially owns an aggregate of 1,854,858 shares of the Company’s common stock, with sole voting and dispositive power over these shares.

(6) This number includes (i) 320,644 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021; (ii) 6,414 restricted shares of common stock, which shares vest on December 31, 2021, provided that Mr. Wolfe is employed by the Company on such date; (iii) 17,712 restricted shares of common stock, which shares vest on February 24, 2022, provided that Mr. Wolfe is employed by the Company on such date; (iv) 8,741 restricted shares of common stock, 50% of which shares vest on each of January 7, 2022 and January 7, 2023, provided that Mr. Wolfe is employed by the Company on each such date; (v) 29,545 restricted shares of common stock, 33 1/3% of which shares vest on each of November 5, 2021, November 5, 2022 and November 5, 2023, provided that Mr. Wolfe is employed by the Company on each such date; and (vi) 89,655 restricted shares of common stock, 25% of which shares vest on each of February 7, 2022, February 7, 2023, February 7, 2024 and February 7, 2025, provided that Mr. Wolfe is employed by the Company on each such date.

(7) This number includes (i) 121,342 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021; (ii) 5,921 restricted shares of common stock, which shares vest on December 31, 2021, provided that Mr. Mavrommatis is employed by the Company on such date; (iii) 13,495 restricted shares of common stock, which shares vest on February 24, 2022, provided that Mr. Mavrommatis is employed by the Company on such date; (iv) 5,009 restricted shares of common stock, 50% of which shares vest on each of January 7, 2022 and January 7, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date; (v) 20,455 restricted shares of common stock, 33 1/3% of which shares vest on each of November 5, 2021, November 5, 2022 and November 5, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date; and (vi) 41,379 restricted shares of common stock, 25% of which shares vest on each of February 7, 2022, February 7, 2023, February 7, 2024 and February 7, 2025, provided that Mr. Mavrommatis is employed by the Company on each such date.

(8) This number includes (i) 3,750 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021; (ii) 11,250 restricted shares of common stock, 33 1/3% of which shares vest on each of January 27, 2022, January 27, 2023 and January 27, 2024, provided that Ms. Elkins is employed by the Company on each such date; (iii) 5,428 restricted shares of common stock, which shares vest on December 31, 2021, provided that Ms. Elkins is employed by the Company on such date; and (iv) 28,448 restricted shares of common stock, 25% of which shares vest on each of February 7, 2022, February 7, 2023, February 7, 2024 and February 7, 2025, provided that Ms. Elkins is employed by the Company on each such date.

(9) This number includes (i) 34,770 restricted shares of our common stock, which vest on July 10, 2021, provided that Mr. Brodsky is a director of the Company on such date; (ii) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner; and (iii) 95,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021.

(10) This number includes (i) 28,842 restricted shares of our common stock, which vest on July 10, 2021, provided that Mr. Casey is a director of the Company on such date; and (ii) 45,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021.

(11) This number includes (i) 25,053 restricted shares of our common stock, which vest on July 10, 2021, provided that Mr. Frumberg is a director of the Company on such date; (ii) 22,500 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021, and (iii) 1,502,559 shares of our common stock held by Emancipation Capital, LP, a Delaware limited partnership (“Emancipation LP”) and Emancipation Capital SPV IV LLC, a Delaware limited liability company (“Emancipation SPV IV”). Emancipation Management LLC, a New York limited liability company (“Emancipation Management”) serves as the investment manager of Emancipation LP and Emancipation SPV IV. Emancipation Capital LLC, a Delaware limited liability company (“Emancipation Capital”) is the managing member of Emancipation SPV IV. Mr. Frumberg is the managing member of Emancipation Management and Emancipation Capital and shares voting and dispositive power over the shares held by Emancipation LP and Emancipation SPV IV.

(12) This number includes 191,878 shares of our common stock issuable upon exercise of options which are currently exercisable.

(13) This number includes an aggregate of 800,114 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2021.

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

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2019, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 28, 2021, our common stock is the Company’s only class of voting securities.

Investment and Transaction Agreement

On March 13, 2019, we entered into the Investment Agreement pursuant to which, on October 3, 2019, we issued and sold to the Investors (i) 50,000 shares of our Series A Preferred Stock for an aggregate purchase price of $50,000,000, and (ii) convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”). On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to March 31, 2021. The Notes bore interest at 10% per annum. On October 1, 2020, we repaid in full the aggregate principal amount of $5,000,000 and accrued interest under the Notes. The net proceeds from the issuance and sale of the 50,000 shares of Series A Preferred Stock were used to fund our acquisition of Pointer. A portion of the proceeds from the Notes were used to pay expenses related to such acquisition and the remaining proceeds may be used for general corporate purposes. As a result of the issuance of the shares of Series A Preferred Stock to the Investors, ASE and ASEH became beneficial owners of more than 5% of our outstanding common stock.

Director Independence

Our Board has determined that, with the exception of Messrs. Wolfe and Mahlab, each of our current directors satisfies the current “independent director” standards established by the Nasdaq rules and, as to the members of the Audit Committee, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee is composed of Messrs. Casey, Brodsky and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee is composed of Messrs. Bjork, Casey and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brodsky, Bjork and Frumberg, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements, comfort letters, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC for the fiscal years ended December 31, 2019 and December 31, 2020 were $942,000 and $550,000, respectively.

Audit-Related Fees

There were no fees billed by EY for audit-related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2019 and December 31, 2020.

Tax Fees

The aggregate fees billed by EY for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2019 and December 31, 2020 were $2,500 and $279,000, respectively.

All Other Fees

The aggregate fees billed by EY for all other services, not included in the above, during the fiscal year ended December 31, 2020 were $41,500, which primarily consist of fees related to financial reporting advisory services. There were no other fees billed by EY for products or professional services rendered during the fiscal year ended December 31, 2019, other than services described under the captions “Audit Fees” and “Tax Fees” above.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Audit Committee before the audit commences. The independent registered public accounting firm also submits an audit services fee proposal, which also must be approved by the Audit Committee before the audit commences. None of the fees for services described above under the captions “Tax Fees” or “All Other Fees” approved by the Audit Committee were approved pursuant to the exception provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

Date: April 30, 2021

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

Signature	Title	Date

/s/ Chris A. Wolfe	Chief Executive Officer	April 30, 2021
Chris A. Wolfe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	April 30, 2021
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	April 30, 2021
Anders Bjork

/s/ Michael Brodsky	Director	April 30, 2021
Michael Brodsky

/s/ Michael Casey	Director	April 30, 2021
Michael Casey

/s/ Charles Frumberg	Director	April 30, 2021
Charles Frumberg

/s/ David Mahlab	Director	April 30, 2021
David Mahlab

/s/ Medhini Srinivasan	Director	April 30, 2021
Medhini Srinivasan

