Form 10-Q
period 2021-03-31
PowerFleet, Inc.
filed 2021-05-12
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 10, 2021 was 35,985,274.

INDEX

PowerFleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three months ended March 31, 2020 and 2021	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three months ended March 31, 2020 and 2021	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2020 through March 31, 2020 and January 1, 2021 through March 31, 2021	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2020 and 2021.	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2020*	March 31, 2021
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,127	$40,951
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,364 and $2,461 in 2020 and 2021, respectively	24,147	26,564
Inventory, net	12,873	13,160
Deferred costs - current	3,128	2,960
Prepaid expenses and other current assets	6,184	6,538
Total current assets	64,767	90,481

Deferred costs - less current portion	2,233	1,677
Fixed assets, net	8,804	8,465
Goodwill	83,344	83,344
Intangible assets, net	31,276	29,977
Right of use asset	9,700	9,809
Severance payable fund	4,056	3,890
Deferred tax asset	1,506	889
Other assets	3,115	3,068
Total assets	$208,801	$231,600

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	5,579	5,658
Accounts payable and accrued expenses	20,225	20,923
Deferred revenue - current	7,339	8,356
Lease liability - current	2,755	2,303
Total current liabilities	35,898	37,240

Long-term debt, less current maturities	23,179	20,956
Deferred revenue - less current portion	6,006	5,554
Lease liability - less current portion	7,050	7,630
Accrued severance payable	4,714	4,505
Other long-term liabilities	674	640

Total liabilities	77,521	76,525
Commitments and Contingencies (note 20)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 55 shares issued and outstanding at December 31, 2020 and March 31, 2021	51,992	52,160

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 32,280 and 37,280 shares issued at December 31, 2020 and March 31, 2021, respectively; shares outstanding, 31,101 and 35,985 at December 31, 2020 and March 31, 2021, respectively	323	372
Additional paid-in capital	206,499	234,194
Accumulated deficit	(121,150)	(122,937)
Accumulated other comprehensive gain (loss)	399	(935)
Treasury stock; 1,179 and 1,295 common shares at cost at December 31, 2020 and March 31, 2021, respectively	(6,858)	(7,852)

Total Powerfleet, Inc. stockholders’ equity	79,213	102,842
Non-controlling interest	75	73
Total equity	79,288	102,915
Total liabilities and stockholders’ equity	$208,801	$231,600

*Derived from audited balance sheet as of December 31, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2021

Revenues:
Products	$13,208	$11,420
Services	17,591	17,571
Total revenues	30,799	28,991

Cost of Revenues:
Cost of products	9,302	8,152
Cost of services	6,631	6,369
	15,933	14,521

Gross profit	14,866	14,470

Operating expenses:
Selling, general and administrative expenses	15,103	13,608
Research and development expenses	3,172	2,745
	18,275	16,353

Loss from operations	(3,409)	(1,883)
Interest income	14	12
Interest expense	145	557
Other (expense) income, net	2	-

Net loss before income taxes	(3,248)	(1,314)

Income tax expense	(193)	(473)

Net loss before non-controlling interest	(3,441)	(1,787)
Non-controlling interest	15	-

Net loss	(3,426)	(1,787)
Accretion of preferred stock	(168)	(168)
Preferred stock dividend	(955)	(1,028)

Net loss attributable to common stockholders	$(4,549)	$(2,983)

Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.09)

Weighted average common shares outstanding - basic and diluted	29,034	33,259

See accompanying notes to unaudited condensed consolidated financial statements.

4

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2021

Net loss attributable to common stockholders	$(4,549)	$(2,983)

Other comprehensive loss

Foreign currency translation adjustment	(2,326)	(1,334)

Comprehensive loss	$(6,875)	$(4,317)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288
Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180
Net loss attributable to common stockholders	-	-	(1,123)	(3,426)	-	-	-	(4,549)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(15)	(15)
Foreign currency translation adjustment	-	-	-	-	(2,326)	-	(20)	(2,346)
Issuance of restricted shares	40	-	-	-	-	-	-	-
Forfeiture of restricted shares	(32)	-	-	-	-	-	-	-
Vesting of restricted stock units	110	1	(1)	-	-	-	-	-
Other	-		62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	90	1	382	-	-	-	-	383
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(256)	-	(256)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(232)	-	(232)
Stock based compensation	-	-	1,155	-	-	-	-	1,155
Balance at March 31, 2020	31,012	$310	$202,288	$(115,569)	$(2,061)	$(6,541)	$(45)	$78,382

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2021

Cash flows from operating activities:
Net loss	$(3,426)	$(1,787)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(15)	-
Inventory reserve	63	74
Stock based compensation expense	1,155	1,357
Depreciation and amortization	2,067	2,144
Right-of-use assets, non-cash lease expense	731	768
Bad debt expense	262	268
Deferred income taxes	193	473
Other non-cash items	(8)	88
Changes in:
Accounts receivable	742	(3,355)
Inventory	691	(829)
Prepaid expenses and other assets	(549)	214
Deferred costs	812	723
Deferred revenue	(924)	1,230
Accounts payable and accrued expenses	1,648	164
Lease liabilities	(785)	(748)
Accrued severance payable, net	100	-

Net cash provided by operating activities	2,757	784

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	-
Capital expenditures	(471)	(597)

Net cash used in investing activities	(455)	(597)

Cash flows from financing activities:
Net proceeds from stock offering	-	26,867
Payment of preferred stock dividends	-	(1,028)
Repayment of long-term debt	(479)	(1,315)
Short-term bank debt, net	104	91
Proceeds from exercise of stock options, net	127	70
Purchase of treasury stock upon vesting of restricted stock	(232)	(347)

Net cash (used in) provided by financing activities	(480)	24,338

Effect of foreign exchange rate changes on cash and cash equivalents	(1,611)	(1,701)
Net increase in cash, cash equivalents and restricted cash	211	22,824
Cash, cash equivalents and restricted cash - beginning of period	16,703	18,435

Cash, cash equivalents and restricted cash - end of period	$16,914	$41,259

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	16,395	18,127
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$16,703	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	16,606	40,951
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, end of period	$16,914	$41,259

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	5	2
Interest	483	384

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$256	$647

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

On October 3, 2019, PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) completed the acquisition of Pointer Telocation Ltd. (the “Transactions”), as a result of which I.D. Systems, Inc. (“I.D. Systems”) and PowerFleet Israel Ltd. (“PowerFleet Israel”) each became direct, wholly-owned subsidiaries of the Company and Pointer Telocation Ltd. (“Pointer”) became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and the Transactions. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

The Company is a global leader and provider of subscription-based wireless Internet-of-Things (IoT) and machine-to-machine (M2M) solutions for securing, controlling, tracking, and managing high-value enterprise assets such as industrial trucks, tractor trailers, containers, cargo, and vehicles and truck fleets.

Impact of COVID-19

The global outbreak of a novel strain of coronavirus, COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company’s business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers. As of the date of these unaudited consolidated financial statements, the full extent to which the COVID-19 pandemic may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 30, 2021, the consolidated results of its operations for the three-month periods ended March 31, 2020 and 2021, the consolidated change in stockholders’ equity for the three-month periods ended March 31, 2020 and 2021 and the consolidated cash flows for the three-month periods ended March 30, 2020 and 2021. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended.

Reclassifications

Certain prior amounts have been reclassified to conform with the current year presentation for comparative purposes. These reclassifications had no effect on the previously reported results of operations.

Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $40,951 and working capital of $53,241. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its’ inception and does not have any borrowings as of March 31, 2021. See Note 11 for additional information.

The Company has on file a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission (the “SEC”) on November 27, 2019. Pursuant to the shelf registration statement, the Company may offer to the public from time to time, in one or more offerings, up to $60,000 of our common stock, preferred stock, warrants, debt securities, and units, or any combination of the foregoing, at prices and on terms to be determined at the time of any such offering. The specific terms of any future offering will be determined at the time of the offering and described in a prospectus supplement that will be filed with the SEC in connection with such offering.

On May 14, 2020, the Company entered into an equity distribution agreement for an “at-the-market offering” program (the “ATM Offering”) with Canaccord Genuity LLC (“Canaccord”) as sales agent, pursuant to which we issued and sold an aggregate of 810 shares of common stock for approximately $4,200 in gross proceeds. The Company terminated the equity distribution agreement effective as of August 14, 2020.

On February 1, 2021, the Company closed an underwritten public offering (the “Underwritten Public Offering”) of 4,428 shares of common stock (which included the full exercise of the underwriters’ over allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses. The offer and sale of common stock in the ATM Offering and the Underwritten Public Offering were made pursuant to the Company’s shelf registration statement.

Because of the recent outbreak of COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least May 12, 2022.

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

As of March 31, 2021, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2020 and March 31, 2021 consists of cash held in escrow for purchases from a vendor.

NOTE 4 - REVENUE RECOGNITION

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold (see Note 12).

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

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on observable prices charged to customers or adjusted market assessment or using expected cost-plus margin when one is available. The adjusted market assessment price is determined based on overall pricing objectives taking into consideration market conditions and entity specific factors.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three-months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021

Products	$13,208	$11,420
Services	17,591	17,571

	$30,799	$28,991

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2020 and March 31, 2021.

	December 31, 2020	March 31, 2021
		(unaudited)

Assets:
Deferred contract costs	$2,157	$2,214
Deferred costs	$5,361	$4,637

Liabilities:
Deferred revenue- services (1)	$6,578	$8,065
Deferred revenue - products (1)	6,767	5,845

	13,345	13,910
Less: Deferred revenue and contract liabilities - current portion	(7,339)	(8,356)

Deferred revenue and contract liabilities - less current portion	$6,006	$5,554

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended March 31, 2020 and 2021, the Company recognized revenue of $2,174 and $2,718, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2026, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	March 31, 2021
		(Unaudited)
Finance receivables, current	$692	$648
Prepaid expenses	2,979	3,400
Contract assets	767	797
Other current assets	1,746	1,693

	$6,184	$6,538

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $515 at December 31, 2020, and $547 at March 31, 2021.

Inventories consist of the following:

	December 31, 2020	March 31, 2021
		(Unaudited)
Components	$7,697	$6,538
Work in process	237	313
Finished goods, net	4,939	6,309

	$12,873	$13,160

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2020	March 31, 2021
		(Unaudited)
Installed products	$4,174	$4,465
Computer software	5,882	5,893
Computer and electronic equipment	5,273	5,158
Furniture and fixtures	1,828	1,682
Leasehold improvements	1,353	1,321

	18,510	18,519
Accumulated depreciation and amortization	(9,706)	(10,054)
	$8,804	$8,465

Depreciation and amortization expense of fixed assets for the three-month periods ended March 31, 2020 and March 31, 2021 was $735 and $845, respectively. This includes amortization of costs associated with computer software for the three-month periods ended March 31, 2020 and March 31, 2021 of $131 and $107, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2020 and March 31, 2021:

March 31, 2021 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(3,139)	$16,125
Trademark and tradename	3-15	7,553	(1,493)	6,060
Patents	7-11	2,117	(1,683)	434
Technology	7	10,911	(3,806)	7,105
Favorable contract interest	4	388	(356)	32
Covenant not to compete	5	208	(152)	56
		40,441	(10,629)	29,812

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(10,629)	$29,977

December 31, 2020	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(2,732)	$16,532
Trademark and tradename	3-15	7,553	(1,292)	6,261
Patents	7-11	2,117	(1,661)	456
Technology	7	10,911	(3,172)	7,739
Favorable contract interest	4	388	(331)	57
Covenant not to compete	5	208	(142)	66
		40,441	(9,330)	31,111

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(9,330)	$31,276

At March 31, 2021, the weighted-average amortization period for the intangible assets was 9.2 years. At March 31, 2021, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 9.8, 4.3, 4.0 and 5.0 years, respectively.

Amortization expense for the three-month periods ended March 31, 2020 and March 31, 2021 was $1,332 and $1,299, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2021 (remaining)	$3,855
2022	5,080
2023	5,035
2024	2,622
2025	2,495
2026	2,413
Thereafter	8,312
$29,812

There have been no changes in the carrying amount of goodwill from January 1, 2020 to March 31, 2021.

For the three-month period ended March 31, 2021, the Company did not identify any indicators of impairment.

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

[A] Stock options:

The following table summarizes the activity relating to the Company’s stock options for the three-month period ended March 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,624	$5.85
Granted	120	7.77
Exercised	(129)	5.55
Forfeited or expired	-	-

Outstanding at end of period	3,615	$5.92	8 years	$7,360

Exercisable at end of period	1,284	$5.67	6.6 years	$2,935

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2020	2021

Expected volatility	41.5%	50.2%
Expected life of options (in years)	6	7
Risk free interest rate	1.70%	0.69%
Dividend yield	0%	0%
Weighted-average fair value of options granted during year	$2.83	$3.81

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $432 and $377 for the three-month periods ended March 31, 2020 and March 31, 2021, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2020 and 2021 was $1,008 and $408, respectively. The total intrinsic value of options exercised during the three-month periods ended March 30, 2020 and 2021 was $196 and $451, respectively.

As of March 31, 2021, there was approximately $3,908 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.94 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2021 is as follows:

	Number of Non-Vested Shares	Weighted-Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	806	$5.54
Granted	416	7.67
Vested	(122)	7.04
Forfeited	(6)	4.70

Restricted stock, non-vested, end of period	1,094	$6.19

The Company recorded stock-based compensation expense of $549 and $665, respectively, for the three-month periods ended March 31, 2020 and 2021 in connection with restricted stock grants. As of March 31, 2021, there was $5,000 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.9 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended March 31, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	75	$5.60
Granted	-	-
Vested	(34)	5.60
Forfeited	-	-

Restricted stock units, non-vested, end of period	41	$5.60

The Company recorded stock-based compensation expense of $128 and $55, respectively, for the three-month periods ended March 31, 2020 and 2021, in connection with the RSUs. As of March 31, 2021, there was $210 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended March 31, 2020 and 2021 are as follows:

	Three Months Ended
	March 31,
	2020	2021
Basic and diluted loss per share
Net loss attributable to common stockholders	$(4,549)	$(2,983)

Weighted-average common share outstanding - basic and diluted	29,034	33,259

Net loss attributable to common stockholders - basic and diluted	$(0.16)	$(0.09)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the three-month periods ended March 31, 2020 and 2021, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 12,659 and 12,243, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2020	March 31, 2021
		(Unaudited)
Short-term bank debt bearing interest at 16% per annum	$280	$409
Current maturities of long-term debt	$5,299	$5,249
Long term debt - less current maturities	$23,179	$20,956

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company was required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of March 31, 2021, no amounts were outstanding under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of March 31, 2021.

The Company has been in discussions with Hapoalim regarding an amendment to the Credit Agreement with respect to a reduction in the interest rates from approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility to 3.65% for the Term A Facility and 4.5% for the Term B Facility as well as the elimination of the requirement to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. Although subject to the execution of a definitive amendment to the Credit Agreement, the Company and Hapoalim have an agreement in principle with respect to these two provisions. In the interim, Hapoalim has agreed to not require the $3,000 escrow deposit and has agreed to reduce the interest rates to 3.65% for the Term A Facility and 4.5% for the Term B Facility effective November 2020.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month periods ended March 30, 2020 and 2021, amortization of the debt issuance costs was $19 and $83. The Company recorded charges of $360 and $277 to interest expense on its consolidated statements of operations for the three-month periods ended March 31, 2020 and 2021, related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A Facility and the Term B Facility as of March 31, 2021 are as follows:

Year ending December 31:

2022	$5,249
2023	5,589
2024	15,367
26,205
Less: Current Portion	5,249
Total	$20,956

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	March 31, 2021
		(Unaudited)
Accounts payable	$9,877	$10,314
Accrued warranty	705	861
Accrued compensation	5,581	5,622
Government authorities	3,047	3,176
Other current liabilities	1,015	950

	$20,225	$20,923

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021.

The following table summarizes warranty activity for the three-month periods ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021

Accrued warranty reserve, beginning of year	$742	$807
Accrual for product warranties issued	141	396
Product replacements and other warranty expenditures	(62)	(127)
Expiration of warranties	(34)	(75)

Accrued warranty reserve, end of period (a)	$787	$1,001

(a) Includes non-current accrued warranty included in other long-term liabilities at December 31, 2020 and March 31, 2021 of $102 and $140, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY

[A] Public Offering:

On February 1, 2021, the Company closed an underwritten public offering of 4,428 shares of common stock (which included the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses.

[B] Redeemable preferred stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Convertible Stock (“Series A Preferred Stock”) and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the three-month periods ended March 31, 2020 and March 31, 2021, the Company issued 1 and -0- additional shares of Series A Preferred Stock.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-months ended period ended March 31, 2021, the Company paid dividends in the amounts of $1,028 to the holders of the Series A Preferred Stock. As of March 31, 2021, dividends in arrears were $-0-.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2021	$399	$399
Net current period change	(1,334)	(1,334)

Balance at March 31, 2021	$(935)	$(935)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2020 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2020	$265	$265
Net current period change	(2,326)	(2,326)

Balance at March 31, 2020	$(2,061)	$(2,061)

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation losses from the translation of foreign currency financial statements of $2,326 and $1,334 at March 31, 2020 and 2021, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three-month periods ended March 31, 2020 and 2021 of $(253) and $150 respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains related to long-term debt of $895 and $1,027, respectively, for the three-month periods ended March 30, 2020 and 2021 are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended March 31,
	2020	2021

United States	$13,107	$11,588
Israel	9,740	11,047
Other	7,952	6,356

	$30,799	$28,991

	December 31, 2020	March 31, 2021
		(Unaudited)
Long lived assets by geographic region:

United States	$1,425	$1,314
Israel	3,282	3,285
Other	4,097	3,866

	$8,804	$8,465

NOTE 16 - INCOME TAXES

The Company generally records its interim tax provision based upon a projection of the Company’s annual effective tax rate (“AETR”). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate (“ETR”) each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings and adjustments to recorded valuation allowances. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company’s global ETR for the three months ended March 31, 2020 and 2021 was (5.94%) and (36.02%), respectively. For the three months ended March 31, 2020 and 2021 the effective tax rate differs from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions and recorded valuation allowances to fully reserve against net operating loss carryforwards and other deferred tax assets in the United States and non-Israel foreign jurisdictions where realization of such tax attributes and deductible temporary differences remains uncertain at this time.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law providing certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to the net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company does not expect that the CARES Act will have a material impact on its consolidate financial statements.

On March 11, 2021, the President of the United States signed the American Rescue Plan Act (the “ARPA”) into law as a continuing response to the COVID-19 pandemic. The ARPA implemented new entity taxation provisions as well as extended unemployment benefits and related incentives to provide further economic relief to US businesses. The passage of the ARPA did not have a material impact to the Company nor its calculated EAETR for the year.

NOTE 17 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three months ended March 31, 2020 and 2021.

Components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2021
Short term lease cost:	$129	$178

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Three Months Ended March 31, 2021
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,053

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2021

Weighted-average remaining lease term (in years)	3.9
Weighted-average discount rate	4.3%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2021 are as follows:

Year ending December 31:
April - December 2021	$2,140
2022	2,364
2023	1,987
2024	1,629
2025	1,629
2026	1,491
Total lease payments	11,240
Less: Imputed interest	(1,307)
Present value of lease liabilities	$9,933

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2021
	Carrying Amount	Fair Value
Long term debt	$26,205	$26,205

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended March 31, 2020 and 2021, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $9,741 as of March 31, 2021. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $182. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus COVID-19 and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

On October 3, 2019, PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) completed the acquisition of Pointer Telocation Ltd. (the “Transactions”), as a result of which I.D. Systems, Inc. (“I.D. Systems”) and PowerFleet Israel Ltd. (“PowerFleet Israel”) each became direct, wholly-owned subsidiaries of the Company and Pointer Telocation Ltd. (“Pointer”) became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and the Transactions. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

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

We look for analytics and machine learning to make a growing contribution to drive platform and SaaS revenue, further differentiate our offerings and add value to our solutions and help keep us at the forefront of the wireless mobility markets we serve, although there can be no assurance if and to what extent analytics will do so. We also use our analytics platform for our own internal platform quality control.

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

As of March 31, 2021, we had cash (including restricted cash) and cash equivalents of $41.3 million and working capital of $53.2 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements for at least the next twelve months.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

For the three-month period ended March 31, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2020	2021

Revenue:
Products	42.9%	39.4%
Services	57.1%	60.6%
	100.0%	100.0%
Cost of Revenue:
Cost of products	30.2%	28.1%
Cost of services	21.5%	22.0%
	51.7%	50.1%

Gross profit	48.3%	49.9%

Operating expenses:
Selling, general and administrative expenses	49.0%	46.9%
Research and development expenses	10.3%	9.5%
Total operating expenses	59.3%	56.4%

Loss from operations	-11.1%	-6.5%

Interest income	0.0%	0.0%
Interest expense	0.4%	1.9%
Other income (expenses) net,	0.0%	0.0%
Net loss before income taxes	-10.6%	-4.6%
Income tax benefit (expense)	-0.6%	-1.6%
Net loss before non-controlling interest	-11.2%	-6.2%
Non-controlling interest	0.0%	0.0%

Net loss	-11.2%	-6.2%
Accretion of preferred stock	-0.5%	-0.6%
Preferred stock dividend	-3.1%	-3.5%
Net loss attributable to common shareholders	-14.8%	-10.3%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

REVENUES. Revenues decreased by approximately $1.8 million, or 5.9%, to $29.0 million in the three months ended March 31, 2021 from $30.8 million in the same period in 2019. The decrease in revenue is related to a decrease in revenue in our PowerFleet for Vehicles solutions due to a major shipment to Avis last year offset by an increase in revenue in our PowerFleet for Logistics solutions. During the quarter ended March 31, 2020 the Company recognized $2.3 million in product revenue from Avis due to the final major shipment, which was absent during the quarter ended March 31, 2021.

Revenues from products decreased by approximately $1.8 million, or 13.5%, to $11.4 million in the three months ended March 31, 2021 from $13.2 million in the same period in 2020. The decrease in product revenue is attributable to the reduction in product revenue from Powerfleet for Vehicles solutions described above.

Revenues from services remained flat and was $17.6 million in the three months ended March 31, 2021 and $17.6 million in the same period in 2020.

COST OF REVENUES. Cost of revenues decreased by approximately $1.4 million, or 8.9%, to $14.5 million in the three months ended March 31, 2021 from $15.9 million for the same period in 2020. Gross profit was $14.5 million in three months ended March 31, 2021 compared to $14.9 million for the same period in 2020. As a percentage of revenues, gross profit increased to 49.9% in 2021 from 48.3% in 2020.

Cost of products decreased by approximately $1.1 million, or 12.4%, to $8.2 million in the three months ended March 31, 2021 from $9.3 million in the same period in 2020. Gross profit for products was $3.3 million in the three months ended March 31, 2021 compared to $3.9 million in the same period in 2020. As a percentage of product revenues, gross profit decreased to 28.6% in 2021 from 29.6% in 2020. The decrease in gross profit as a percentage of product revenue was principally due to product mix.

Cost of services decreased by approximately $0.2 million, or 4%, to $6.4 million in the three months ended March 31, 2021 from $6.6 million in the same period in 2020. Gross profit for services was $11.2 million in the three months ended March 31, 2021 compared to $11.0 million in the same period in 2020. As a percentage of service revenues, gross profit increased to 63.8% in 2021 from 62.3% in 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses decreased by approximately $1.5 million, or 10%, to approximately $13.6 million in the three months ended March 31, 2021 compared to $15.1 million in the same period in 2020. The decrease is due to lower headcount due to cost reduction initiatives implemented in 2020. As a percentage of revenues, SG&A expenses decreased to 46.9% in the three months ended March 31, 2021 from 49.0% in the same period in 2020 primarily due to the decrease in revenue from 2021 to 2020.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $0.4 million, or 13.5%, to approximately $2.8 million in the three months ended March 31, 2021 compared to $3.2 million in the same period in 2020 principally due to lower headcount due to cost reduction initiatives implemented in 2020. As a percentage of revenues, R&D expenses decreased to 9.5% in the three months ended March 31, 2021 from 10.3% in the same period in 2020, primarily due to the decrease in revenue from 2021 to 2020.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $3.0 million, or $(0.09) per basic and diluted share, for the three months ended March 31, 2021 as compared to net loss of $4.5 million, or $(0.16) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2021, we had cash and cash equivalents of $41.0 million and working capital of $53.2 million.

On October 3, 2019, in connection with the completion of the Transactions, we issued and sold 50,000 shares of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC, for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

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

The Company has been in discussions with Hapoalim regarding an amendment to the Credit Agreement with respect to a reduction in the interest rates from approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility to 3.65% for the Term A Facility and 4.5% for the Term B Facility as well as the elimination of the requirement to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. Although subject to the execution of a definitive amendment to the Credit Agreement, the Company and Hapoalim have an agreement in principle with respect to these two provisions. In the interim, Hapoalim has agreed to not require the $3,000 escrow deposit and has agreed to reduce the interest rates to 3.65% for the Term A Facility and 4.5% for the Term B Facility effective November 2020.

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

Capital Requirements

As of March 31, 2021, we had cash (including restricted cash) and cash equivalents of $41.3 million and working capital of $53.2 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 12, 2022.

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

Operating Activities

Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of $2.8 million for the same period in 2020. The net cash provided by operating activities for the three months ended March 31, 2021 reflects a net loss of $1.8 million and includes non-cash charges of $1.4 million for stock-based compensation, $2.1 million for depreciation and amortization expense and $0.8 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $3.4 million;
●	an increase in inventory of $0.9 million; and
●	an increase in deferred revenue of $2 million.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $0.5 million for the same period in 2020. The cash used in investing activities for the three months ended March 31, 2021 was primarily for the purchase of fixed assets. The cash used in investing activities in the same period in 2020 was primarily for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $24.3 million for the three months ended March 31, 2021, compared to net cash used in financing activities of $0.5 million for the same period in 2020. The change from the same period in 2020 was primarily due to the net proceeds from our stock offering of $26.8 million offset by the repayment of long-term debt of $1.3 million and the payment of preferred stock dividends of $1.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2021, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as noted below.

On March 17, 2021, the Company entered into an office lease agreement for approximately 5,000 leasable square feet, in Frisco, Texas, to be used as administrative offices. Occupancy is expected to occur during the second quarter of 2021. The base rent for the leased premises is approximately $0.1 million per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of five years and five months and is scheduled to commence on June 1, 2021 and to expire on October 31, 2021.

Inflation

We operate in several emerging market economies that are particularly vulnerable to the impact of inflationary pressures that could materially and adversely impact our operations in the foreseeable future.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 21 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As of March 31, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 20 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended March 31, 2021 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	8	(1)	$8.01	-	$-
February 1, 2021 – February 28, 2021	37	(1)	7.83	-	-
March 1, 2021 - March 31, 2021	71	(2)	9.05	-	-
Total	116		$8.59	-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.
(2)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with shares withheld pursuant to the exercise of stock options.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: May 12, 2021	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

