Form 10-Q
period 2021-06-30
PowerFleet, Inc.
filed 2021-08-10
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 6, 2021 was 35,968,423.

INDEX

PowerFleet, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2020*	June 30, 2021
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,127	$39,861
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,364 and $2,754 in 2020 and 2021, respectively	24,147	29,656
Inventory, net	12,873	13,472
Deferred costs - current	3,128	2,800
Prepaid expenses and other current assets	6,184	6,909
Total current assets	64,767	93,006

Deferred costs - less current portion	2,233	1,163
Fixed assets, net	8,804	8,866
Goodwill	83,344	83,344
Intangible assets, net	31,276	28,678
Right of use asset	9,700	9,451
Severance payable fund	4,056	4,062
Deferred tax asset	1,506	1,005
Other assets	3,115	3,177
Total assets	$208,801	$232,752

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	5,579	5,918
Accounts payable and accrued expenses	20,225	23,563
Deferred revenue - current	7,339	8,048
Lease liability - current	2,755	2,190
Total current liabilities	35,898	39,719

Long-term debt, less current maturities	23,179	20,015
Deferred revenue - less current portion	6,006	5,421
Lease liability - less current portion	7,050	7,416
Accrued severance payable	4,714	4,672
Other long-term liabilities	674	739

Total liabilities	77,521	77,982
Commitments and Contingencies (note 21)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 55 shares issued and outstanding at December 31, 2020 and June 30, 2021	51,992	52,327

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 32,280 and 37,278 shares issued at December 31, 2020 and June 30, 2021, respectively; shares outstanding, 31,101 and 35,982 at December 31, 2020 and June 30, 2021, respectively	323	373
Additional paid-in capital	206,499	234,165
Accumulated deficit	(121,150)	(124,375)
Accumulated other comprehensive gain (loss)	399	68
Treasury stock; 1,179 and 1,296 common shares at cost at December 31, 2020 and June 30, 2021, respectively	(6,858)	(7,867)

Total Powerfleet, Inc. stockholders’ equity	79,213	102,364
Non-controlling interest	75	79
Total equity	79,288	102,443
Total liabilities and stockholders’ equity	$208,801	$232,752

*Derived from audited balance sheet as of December 31, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

Revenues:
Products	$9,394	$15,466	$22,602	$26,886
Services	16,371	18,082	33,962	35,653
Total revenues	25,765	33,548	56,564	62,539

Cost of Revenues:
Cost of products	6,023	10,862	15,325	19,014
Cost of services	5,699	6,641	12,330	13,010
	11,722	17,503	27,655	32,024

Gross profit	14,043	16,045	28,909	30,515

Operating expenses:
Selling, general and administrative expenses	12,166	13,421	27,269	27,029
Research and development expenses	2,582	2,779	5,754	5,524
	14,748	16,200	33,023	32,553

Loss from operations	(705)	(155)	(4,114)	(2,038)
Interest income	17	12	31	24
Interest expense	(1,484)	(1,226)	(1,339)	(669)
Other (expense) income, net	5	(2)	7	(2)

Net loss before income taxes	(2,167)	(1,371)	(5,415)	(2,685)

Income tax benefit (expense)	(460)	(67)	(653)	(540)

Net loss before non-controlling interest	(2,627)	(1,438)	(6,068)	(3,225)
Non-controlling interest	1	1	16	1

Net loss	(2,626)	(1,437)	(6,052)	(3,224)
Accretion of preferred stock	(168)	(168)	(336)	(336)
Preferred stock dividend	(972)	(1,028)	(1,927)	(2,056)

Net loss attributable to common stockholders	$(3,766)	$(2,633)	$(8,315)	$(5,616)

Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.08)	$(0.28)	$(0.16)

Weighted average common shares outstanding - basic and diluted	29,399	34,898	29,216	34,083

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

Net loss attributable to common stockholders	$(3,766)	$(2,633)	$(8,315)	$(5,616)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	406	1,003	(1,920)	(331)

Total other comprehensive income (loss)	406	1,003	(1,920)	(331)

Comprehensive loss	$(3,360)	$(1,630)	$(10,235)	$(5,947)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288

Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915
Net loss attributable to common stockholders	-	-	(1,195)	(1,438)	-	-	-	(2,633)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	1,003	-	7	1,010
Forfeiture of restricted shares	(14)	-	-	-	-	-	-	-
Vesting of restricted stock units	-		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	12	1	71	-	-	-	-	72
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(15)	-	(15)
Stock based compensation	-	-	1,095	-	-	-	-	1,095
Balance at June 30, 2021	37,278	$373	$234,165	$(124,375)	$68	$(7,867)	$79	$102,443

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180
Net loss attributable to common stockholders	-	-	(1,123)	(3,426)	-	-	-	(4,549)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(15)	(15)
Foreign currency translation adjustment	-	-	-	-	(2,326)	-	(20)	(2,346)
Issuance of restricted shares	40	-	-	-	-	-	-	-
Forfeiture of restricted shares	(32)	-	-	-	-	-	-	-
Vesting of restricted stock units	110	1	(1)	-	-	-	-	-
Other	-		62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	90	1	382	-	-	-	-	383
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(256)	-	(256)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(232)	-	(232)
Stock based compensation	-	-	1,155	-	-	-	-	1,155
Balance at March 31, 2020	31,012	$310	$202,288	$(115,569)	$(2,061)	$(6,541)	$(45)	$78,382
Net loss attributable to common stockholders	-	-	(1,140)	(2,626)	-	-	-	(3,766)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	406	-	2	408
Issuance of restricted shares	276	3	(3)	-	-	-	-	-
Forfeiture of restricted shares	(12)	-	-	-	-	-	-	-
Vesting of restricted stock units	17	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	50	1	215	-	-	-	-	216
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(16)	-	(16)
Common shares issued under the 2020 ATM	810	8	4,033	-	-	-	-	4,041
Stock based compensation	-	-	1,012	-	-	-	-	1,012
Balance at June 30, 2020	32,153	$322	$206,405	$(118,195)	$(1,655)	$(6,557)	$(44)	$80,276

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2020	2021

Cash flows from operating activities
Net loss	$(6,052)	$(3,224)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(16)	(1)
Inventory reserve	126	135
Stock based compensation expense	2,167	2,452
Depreciation and amortization	4,050	4,231
Right-of-use assets, non-cash lease expense	1,437	1,503
Bad debt expense	543	531
Deferred income taxes	653	540
Other non-cash items	(35)	160
Changes in:
Accounts receivable	2,846	(6,355)
Inventory	1,111	(797)
Prepaid expenses and other assets	2,333	485
Deferred costs	1,624	1,397
Deferred revenue	(2,311)	962
Accounts payable and accrued expenses	(2,683)	2,637
Lease liabilities	(1,496)	(1,453)
Accrued severance payable, net	118	-

Net cash provided by operating activities	4,415	3,203

Cash flows from investing activities:
Proceeds from sale of property and equipment	35	-
Capital expenditures	(822)	(1,454)

Net cash (used in) investing activities	(787)	(1,454)

Cash flows from financing activities:
Net proceeds from stock offering	4,041	26,867
Payment of preferred stock dividends	-	(2,056)
Repayment of long-term debt	(991)	(2,671)
Short-term bank debt, net	(357)	93
Proceeds from exercise of stock options, net	342	142
Purchase of treasury stock upon vesting of restricted stock	(248)	(362)

Net cash provided by financing activities	2,787	22,013

Effect of foreign exchange rate changes on cash and cash equivalents	(1,341)	(2,028)
Net (decrease) increase in cash, cash equivalents and restricted cash	5,074	21,734
Cash, cash equivalents and restricted cash - beginning of period	16,703	18,435

Cash, cash equivalents and restricted cash - end of period	$21,777	$40,169

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	16,395	18,127
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$16,703	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	21,469	39,861
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, end of period	$21,777	$40,169

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	38	48
Interest	934	757

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$256	$647

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2021, the consolidated results of its operations for the three- and six-month periods ended June 30, 2020 and 2021, the consolidated change in stockholders’ equity for the three-month periods ended March 31 and June 30, 2020 and 2021 and the consolidated cash flows for the six-month periods ended June 30, 2020 and 2021. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended.

Reclassifications

Certain prior amounts have been reclassified to conform with the current year presentation for comparative purposes. These reclassifications had no effect on the previously reported results of operations.

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $39,861 and working capital of $53,287. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its’ inception and does not have any borrowings as of June 30, 2021. See Note 11 for additional information.

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

Because of the recent outbreak of COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. During 2020 we proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least August 10, 2022.

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

As of June 30, 2021, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2020 and June 30, 2021 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three- and six-months ended June 30, 2020 and 2021:

	Three Months Ended June 30		Six Months Ended June 30,
	2020	2021	2020	2021

Products	$9,394	$15,466	$22,602	$26,886
Services	16,371	18,082	33,962	35,653

	$25,765	$33,548	$56,564	$62,539

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
		(unaudited)

Assets:
Deferred contract costs	$2,157	$2,325
Deferred costs	$5,361	$3,963

Liabilities:
Deferred revenue- services (1)	$6,578	$8,525
Deferred revenue - products (1)	6,767	4,944

	13,345	13,469
Less: Deferred revenue and contract liabilities - current portion	(7,339)	(8,048)

Deferred revenue and contract liabilities - less current portion	$6,006	$5,421

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three- and six-month periods ended June 30, 2020 and 2021, the Company recognized revenue of $2,426 and $4,600, respectively, and $2,502 and $5,220, respectively that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2026, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	June 30, 2021
		(Unaudited)
Finance receivables, current	$692	$648
Prepaid expenses	2,979	3,455
Contract assets	767	901
Other current assets	1,746	1,905

	$6,184	$6,909

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $515 at December 31, 2020, and $607 at June 30, 2021.

Inventories consist of the following:

	December 31, 2020	June 30, 2021
		(Unaudited)
Components	$7,697	$6,693
Work in process	237	348
Finished goods, net	4,939	6,431

	$12,873	$13,472

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2020	June 30, 2021
		(Unaudited)
Installed products	$4,174	$5,715
Computer software	5,882	6,201
Computer and electronic equipment	5,273	5,534
Furniture and fixtures	1,828	1,877
Leasehold improvements	1,353	1,362

	18,510	20,689
Accumulated depreciation and amortization	(9,706)	(11,823)
	$8,804	$8,866

Depreciation and amortization expense of fixed assets for the three- and six-month periods ended June 30, 2020 was $651, and $1,386, respectively, and for the three- and six-month periods ended June 30, 2021 was $788 and $1,633, respectively. This includes amortization of costs associated with computer software for the three- and six-month periods ended June 30, 2020 of $130 and $261, respectively, and for the three- and six- month periods ended June 30, 2021 of $103 and $210, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2020 and June 30, 2021:

June 30, 2021 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(3,545)	$15,719
Trademark and tradename	3-15	7,553	(1,693)	5,860
Patents	7-11	2,117	(1,706)	411
Technology	7	10,911	(4,441)	6,470
Favorable contract interest	4	388	(380)	8
Covenant not to compete	5	208	(163)	45
		40,441	(11,928)	28,513

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(11,928)	$28,678

December 31, 2020	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(2,732)	$16,532
Trademark and tradename	3-15	7,553	(1,292)	6,261
Patents	7-11	2,117	(1,661)	456
Technology	7	10,911	(3,172)	7,739
Favorable contract interest	4	388	(331)	57
Covenant not to compete	5	208	(142)	66
		40,441	(9,330)	31,111

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(9,330)	$31,276

At June 30, 2021, the weighted-average amortization period for the intangible assets was 9.2 years. At June 30, 2021, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 9.8, 4.3, 4.0 and 5.0 years, respectively.

Amortization expense for the three- and six-month periods ended June 30, 2020 was $1,333 and $2,665 respectively, and for the three- and six-month periods ended June 30, 2021 was $1,298 and $2,597, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2021 (remaining)	$2,557
2022	5,080
2023	5,035
2024	2,622
2025	2,495
2026	2,413
Thereafter	8,311
$28,513

There have been no changes in the carrying amount of goodwill from January 1, 2020 to June 30, 2021.

For the six-month period ended June 30, 2021, the Company did not identify any indicators of impairment.

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

[A] Stock options:

The following table summarizes the activity relating to the Company’s stock options for the six-month period ended June 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,624	$5.85
Granted	120	7.77
Exercised	(141)	5.58
Forfeited or expired	(62)	6.04

Outstanding at end of period	3,541	$5.92	7.8 years	$2,584

Exercisable at end of period	1,276	$5.66	6.4 years	$1,218

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2020	2021

Expected volatility	44.7%	50.2%
Expected life of options (in years)	6	7
Risk free interest rate	1.17%	0.69%
Dividend yield	0%	0%
Weighted-average fair value of options granted during year	$2.58	$3.81

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $411 and $843 for the three- and six-month periods ended June 30, 2020, respectively and $339 and $716, for the three- and six-month periods ended June 30, 2021, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the six-month periods ended June 30, 2020 and 2021 was $1,012 and $438, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2020 and 2021 was $225 and $465, respectively.

As of June 30, 2021, there was approximately $3,480 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.84 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the six-month period ended June 30, 2021 is as follows:

	Number of Non-Vested Shares	Weighted-Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	806	$5.54
Granted	416	7.67
Vested	(129)	6.94
Forfeited or expired	(23)	5.40

Restricted stock, non-vested, end of period	1,070	$6.20

The Company recorded stock-based compensation expense of $449 and $1,048, respectively, for the three- and six-month periods ended June 30, 2020, and $710 and $1,375, respectively, for the three- and six-month periods ended June 30, 2021, in connection with restricted stock grants. As of June 30, 2021, there was $4,275 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.8 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the six-month period ended June 30, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	75	$5.60
Granted	-	-
Vested	(34)	5.60
Forfeited	(4)	5.60

Restricted stock units, non-vested, end of period	37	$5.60

The Company recorded stock-based compensation expense of $67 and $195, respectively, for the three- and six-month periods ended June 30, 2020, and $46 and $101, respectively, for the three- and six-month periods ended June 30, 2021, in connection with the RSUs. As of June 30, 2021, there was $146 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.8 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended June 30, 2020 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Basic and diluted loss per share
Net loss attributable to common stockholders	$(3,766)	$(2,633)	$(8,315)	$(5,616)

Weighted-average common share outstanding - basic and diluted	29,399	34,898	29,216	34,083

Net loss attributable to common stockholders - basic and diluted	$(0.13)	$(0.08)	$(0.28)	$(0.16)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the six-month periods ended June 30, 2020 and June 30, 2021, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 12,027 and 12,141, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2020	June 30, 2021
		(Unaudited)
Short-term bank debt	$280	$391
Current maturities of long-term debt	$5,299	$5,527
Long term debt - less current maturities	$23,179	$20,015

Short-term bank debt consists of bank revolving credit/overdraft accounts bearing interest at 12.7% and 16% per annum.

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company was required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of June 30, 2021, no amounts were outstanding under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement is approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company pays a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of June 30, 2021.

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

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three- and six-month periods ended June 30, 2021, amortization of the debt issuance costs was $72 and $155, respectively. The Company recorded charges of $383 and $743 for the three- and six-month periods ended June 30, 2020, respectively, and $276 and $553 for the three- and six-month periods ended June 30, 2021, respectively, to interest expense on its consolidated statements of operations related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the Term A Facility and the Term B Facility as of June 30, 2021 are as follows:

Year ending December 31:

2022	$5,527
2023	5,740
2024	14,275
25,542
Less: Current Portion	5,527
Total	$20,015

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	June 30, 2021
		(Unaudited)
Accounts payable	$9,877	$13,331
Accrued warranty	705	880
Accrued compensation	5,581	5,492
Government authorities	3,047	3,035
Other current liabilities	1,015	825

	$20,225	$23,563

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021.

The following table summarizes warranty activity for the six-month periods ended June 30, 2020 and 2021:

	Six Months Ended June 30,
	2020	2021

Accrued warranty reserve, beginning of year	$775	$807
Accrual for product warranties issued	368	680
Product replacements and other warranty expenditures	(355)	(220)
Expiration of warranties	(18)	(216)

Accrued warranty reserve, end of period (a)	$770	$1,051

(a)	Includes non-current accrued warranty included in other long-term liabilities at December 31, 2020 and June 30, 2021 of $102 and $171, respectively.

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

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the six-month periods ended June 30, 2020 and June 30, 2021, the Company issued 1 and -0- additional shares of Series A Preferred Stock.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the six-month period ended June 30, 2021, the Company paid dividends in the amounts of $2,057 to the holders of the Series A Preferred Stock. As of June 30, 2021, dividends in arrears were $-0-.

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

On June 9, 2021, we entered into a preferred stock redemption right agreement (the “Redemption Right Agreement”) with the Investors, pursuant to which we have the right to redeem 10 shares of Series A Preferred Stock at a price of $1,450 per share plus all accrued and unpaid dividends, to be paid in cash. Our exercise of the redemption right under the Redemption Right Agreement is subject to, among other things, stockholder approval of an amendment to our Amended and Restated Certificate of Incorporation to modify certain terms of the Series A Preferred (the “Series A Preferred Amendment”), as described in detail in our definitive proxy statement on Schedule 14A filed with the SEC on June 11, 2021, and the decision of our board of directors to effect the Series A Preferred Amendment and the redemption. Our stockholders approved the Series A Preferred Amendment at our annual meeting of stockholders held on July 20, 2021. The closing of the redemption is also conditioned upon, among other things, our having sufficient “surplus” (as defined and calculated in the General Corporation Law of the State of Delaware) and funds lawfully available to pay the aggregate redemption price in cash and our, after giving effect to the redemption, having (i) net assets (as such term is defined and determined in accordance with Delaware law) greater than zero and greater than the amount which would be required as of the closing date of the redemption to pay the maximum amount which would be owed to stockholders with preferential rights in a liquidation of the Company and (ii) the requisite financial wherewithal to conduct our business, pay any and all liabilities as due and all then-incurred debts as they mature. The Redemption Right Agreement automatically terminates at 5:30 p.m. on October 1, 2021 if the redemption has not closed. As of August 9, 2021, we have not exercised our redemption right under Redemption Right Agreement.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2021	$399	$399
Net current period change	(331)	(331)

Balance at June 30, 2021	$68	$68

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2020 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2020	$265	$265
Net current period change	(1,920)	(1,920)

Balance at June 30, 2020	$(1,655)	$(1,655)

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation losses from the translation of foreign currency financial statements of $(1,920) and $(331) at June 30, 2020 and 2021, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three- and six-month periods ended June 30, 2020 of $112 and $(141), respectively, and for the three- and six-month periods ended June 30, 2021 of $56 and $206 respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $(615) and $412, respectively, for the three- and six-month periods ended June 30, 2021 are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

United States	$10,845	$13,622	$23,953	$25,210
Israel	9,135	11,641	18,875	22,688
Other	5,785	8,285	13,736	14,641

	$25,765	$33,548	$56,564	$62,539

	December 31, 2020	June 30, 2021
		(Unaudited)
Long lived assets by geographic region:

United States	$1,425	$1,252
Israel	3,282	3,428
Other	4,097	4,186

	$8,804	$8,866

NOTE 16 - INCOME TAXES

The Company records its interim tax provision based upon a projection of the Company’s annual effective tax rate (“AETR”). This AETR is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate (“ETR”) each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings and adjustments to recorded valuation allowances. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

The Company’s global ETR for the six months ended June 30, 2020 and 2021 was (12)% and (20)%, respectively. For the six months ended June 30, 2020 and 2021 the effective tax rate differs from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions and recorded valuation allowances to fully reserve against net operating loss carryforwards and other deferred tax assets in the United States and non-Israel foreign jurisdictions where realization of such tax attributes and deductible temporary differences remains uncertain at this time.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law providing certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to the net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the Company’s consolidated financial statements.

On March 11, 2021, the President of the United States signed the American Rescue Plan Act (the “ARPA”) into law as a continuing response to the COVID-19 pandemic. The ARPA implemented new entity taxation provisions as well as extended unemployment benefits and related incentives to provide further economic relief to US businesses. The passage of the ARPA did not have a material impact to the Company nor its calculated AETR for the year.

NOTE 17 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and six- months ended June 30, 2020 and 2021.

Components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Short term lease cost:	$164	$177	$293	$355

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2020	2021
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,259	$1,111

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2021

Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	4.4%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2021 are as follows:

Year ending December 31:
July - December 2021	$1,409
2022	2,493
2023	2,147
2024	1,659
2025	1,640
Thereafter	1,518
Total lease payments	10,866
Less: Imputed interest	(1,260)
Present value of lease liabilities	$9,606

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

	June 30, 2021
	Carrying Amount	Fair Value
Long term debt	$25,542	$25,542

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the six-month periods ended June 30, 2020 and 2021, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $209, plus $1,443 of interest and penalty, totaling $1,652 as of June 30, 2021. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,095 as of June 30, 2021. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $189. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

The analytics platform and machine learning capabilities, which are integrated into our customers’ management systems, are designed to provide a single, integrated view of asset and operator activity across multiple locations that provides enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, make a growing contribution to revenue, add value to our solutions, and help keep us at the forefront of the wireless asset management markets we serve.

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

As of June 30, 2021, we had cash (including restricted cash) and cash equivalents of $40.2 million and working capital of $53.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Critical Accounting Policies

For the three-month period ended June 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021

Revenue:
Products	36.5%	46.1%	40.0%	43.0%
Services	63.5%	53.9%	60.0%	57.0%
	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	23.4%	32.4%	27.1%	30.4%
Cost of services	22.1%	19.8%	21.8%	20.8%
	45.5%	52.2%	48.9%	51.2%

Gross profit	54.5%	47.8%	51.1%	48.8%

Operating expenses:
Selling, general and administrative expenses	47.2%	40.0%	48.2%	43.2%
Research and development expenses	10.0%	8.3%	10.2%	8.8%
Total operating expenses	57.2%	48.3%	58.4%	52.0%

Loss from operations	-2.7%	-0.5%	-7.3%	-3.2%

Interest income	0.1%	0.0%	0.1%	0.0%
Interest expense	-5.8%	-3.7%	-2.4%	-1.1%
Other income (expenses) net,	0.0%	0.0%	0.0%	0.0%
Net loss before income taxes	-8.4%	-4.2%	-9.6%	-4.3%
Income tax benefit (expense)	-1.8%	-0.1%	-1.2%	-0.9%
Net loss before non-controlling interest	-10.2%	-4.3%	-10.8%	-5.2%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net loss	-10.2%	-4.3%	-10.8%	-5.2%
Accretion of preferred stock	-0.6%	-0.5%	-0.6%	-0.5%
Preferred stock dividend	-3.8%	-3.1%	-3.4%	-3.3%
Net loss attributable to common shareholders	-14.6%	-7.9%	-14.8%	-9.0%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

REVENUES. Revenues increased by approximately $7.7 million or 30.2%, to $33.5 million in the three months ended June 30, 2021, from $25.8 million in the same period in 2020.

Revenues from products increased approximately $6.1 million, or 64.6%, to 15.5 million in the three months ended June 30, 2021, from $9.4 million in the same period in 2020. The increase in product revenue is due to increased product sales in the second quarter of 2021 versus the prior year period which was impacted by COVID-19.

Revenues from services increased approximately $1.7 million, or 10.5%, to $18.1 million in the three months ended June 30, 2021, from $16.4 million in the same period in 2020. The increase in services revenue is principally due to an increase in revenue resulting from our Powerfleet for Vehicles solutions.

COST OF REVENUES. Cost of revenues increased by approximately $5.8 million, or 49.3%, to $17.5 million in the three months ended June 30, 2021, from $11.7 million for the same period in 2020. Gross profit was $16.0 million in three months ended June 30, 2021, compared to $14.0 million for the same period in 2020. As a percentage of revenues, gross profit decreased to 47.8% in 2021 from 54.5% in 2020. The decrease in gross profit as a percentage of revenue was principally due to changes in product mix.

Cost of products increased by approximately $4.9 million, or 80.3%, to $10.9 million in the three months ended June 30, 2021, from $6.0 million in the same period in 2020. Gross profit for products was $4.6 million in the three months ended June 30, 2021 compared to $3.4 million in the same period in 2020. As a percentage of product revenues, gross profit decreased to 29.8% in 2021 from 35.9% in 2020. The decrease in gross profit as a percentage of product revenues was principally due to changes in product mix.

Cost of services increased by approximately $0.9 million, or 16.5%, to $6.6 million in the three months ended June 30, 2021, from $5.7 million in the same period in 2020. Gross profit for services was $11.4 million in the three months ended June 30, 2021 compared to $10.7 million in the same period in 2020. As a percentage of service revenues, gross profit decreased to 63.3% in 2021 from 65.2% in 2020. The decrease in gross profit as a percentage of services revenues was principally due to an increase in implementation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $1.2 million, or 10.3%, to approximately $13.4 million in the three months ended June 30, 2021 compared to $12.2 million in the same period in 2020 principally due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 due to COVID-19. As a percentage of revenues, SG&A expenses decreased to 40.0% in the three months ended June 30, 2021, from 47.2% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.2 million or 7.6%, to approximately $2.8 million in the three months ended June 30, 2021, compared to $2.6 million in the same period in 2020 principally due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 due to COVID-19. As a percentage of revenues, R&D expenses decreased to 8.3% in the three months ended June 30, 2021 from 10.0% in the same period in 2020, primarily due to the decrease in revenue from 2021 to 2020.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $2.6 million, or $(0.08) per basic and diluted share, for the three months ended June 30, 2021 as compared to net loss of $3.8 million, or $(0.13) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

REVENUES. Revenues increased by approximately $5.9 million, or 10.6% to $62.5 million in the six months ended June 30, 2021 from $56.6 million in the same period in 2020.

Revenues from products increased by approximately $4.3 million, or 19.0%, to $26.9 million in the six months ended June 30, 2021, from $22.6 million in the same period in 2020. The increase in product revenue is due to increased product sales during the six months ended June 30, 2021 versus the prior year period, which was impacted by COVID-19.

Revenues from services increased by approximately $1.7 million or 5.0% to $35.7 million in the six months ended June 30, 2021, from $34.0 million in the same period in 2020. The increase in services revenue is principally due to an increase in revenue resulting from our Powerfleet for Vehicles solutions.

COST OF REVENUES. Cost of revenues increased by approximately $4.3 million, or 15.8%, to $32.0 million in the six months ended June 30, 2021, from $27.7 million for the same period in 2020. Gross profit was $30.5 million in six months ended June 30, 2021, compared to $28.9 million for the same period in 2020. As a percentage of revenues, gross profit decreased to 48.8% in 2021 from 51.1% in 2020. The decrease in gross profit as a percentage of revenue was principally due to changes in product mix.

Cost of products increased by approximately $3.7 million, or 24.1%, to $19.0 million in the six months ended June 30 2021, from $15.3 million in the same period in 2020. Gross profit for products was $7.9 million in the six months ended June 30, 2021, compared to $7.3 million in the same period in 2020. As a percentage of product revenues, gross profit decreased to 29.3% in 2021 from 32.2% in 2020. The decrease in gross profit as a percentage of product revenues was principally due to changes in product mix.

Cost of services increased by approximately $0.7 million, or 5.5%, to $13.0 million in the six months ended June 30, 2021 from $12.3 million in the same period in 2020. Gross profit for services was $22.6 million in the six months ended June 30, 2021 compared to $21.6 million in the same period in 2020. As a percentage of service revenues, gross profit decreased to 63.5% in 2021 from 63.7% in 2020. The decrease in gross profit as a percentage of services revenues was principally due to an increase in implementation expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased by approximately $0.3 million, or 0.9%, to approximately $27.0 million in the six months ended June 30, 2021, compared to $27.3 million in the same period in 2020 principally due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 due to COVID-19. As a percentage of revenues, SG&A expenses decreased to 43.2% in the six months ended June 30, 2021 from 48.2% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $0.3 million, or 4.0%, to approximately $5.5 million in the six months ended June 30, 2021, compared to $5.8 million in the same period principally due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 due to COVID-19. As a percentage of revenues, R&D expenses decreased to 8.8% in the six months ended June 30, 2021, from 10.2% in the same period in 2020.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $5.6 million or $(0.16) per basic and diluted share, for the six months ended June 30, 2021 as compared to net loss of $8.3 million, or $(0.28) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of June 30, 2021, we had cash and cash equivalents of $39.9 million and working capital of $53.3 million.

On October 3, 2019, in connection with the completion of the Transactions, we issued and sold 50,000 shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (the “Investors”), affiliates of ABRY Partners II, LLC, for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

On June 9, 2021, we entered into a preferred stock redemption right agreement (the “Redemption Right Agreement”) with the Investors, pursuant to which we have the right to redeem 10,000 shares of Series A Preferred Stock at a price of $1,450 per share plus all accrued and unpaid dividends, to be paid in cash. Our exercise of the redemption right under the Redemption Right Agreement is subject to, among other things, stockholder approval of an amendment to our Amended and Restated Certificate of Incorporation to modify certain terms of the Series A Preferred (the “Series A Preferred Amendment”), as described in detail in our definitive proxy statement on Schedule 14A filed with the SEC on June 11, 2021, and the decision of our board of directors to effect the Series A Preferred Amendment and the redemption. Our stockholders approved the Series A Preferred Amendment at our annual meeting of stockholders held on July 20, 2021. The closing of the redemption is also conditioned upon, among other things, our having sufficient “surplus” (as defined and calculated in the General Corporation Law of the State of Delaware) and funds lawfully available to pay the aggregate redemption price in cash and our, after giving effect to the redemption, having (i) net assets (as such term is defined and determined in accordance with Delaware law) greater than zero and greater than the amount which would be required as of the closing date of the redemption to pay the maximum amount which would be owed to stockholders with preferential rights in a liquidation of the Company and (ii) the requisite financial wherewithal to conduct our business, pay any and all liabilities as due and all then-incurred debts as they mature. The Redemption Right Agreement automatically terminates at 5:30 p.m. on October 1, 2021 if the redemption has not closed. As of August 9, 2021, we have not exercised our redemption right under Redemption Right Agreement.

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

On February 1, 2021, we closed an underwritten public offering (the “Underwritten Public Offering”) of 4,427,500 shares of common stock (which includes the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28.8 million, before deducting the underwriting discounts and commissions and other offering expenses. The offer and sale of common stock in the ATM Offering and the Underwritten Public Offering were made pursuant to our shelf registration statement.

Because of the recent outbreak of COVID-19, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of June 30, 2021, we had cash (including restricted cash) and cash equivalents of $40.2 million and working capital of $53.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 10, 2022.

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

Operating Activities

Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of $4.4 million for the same period in 2020. The net cash provided by operating activities for the six months ended June 30, 2021 reflects a net loss of $3.2 million and includes non-cash charges of $2.5 million for stock-based compensation, $4.2 million for depreciation and amortization expense and $1.5 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $6.4 million;
●	an increase in accounts payable of $2.6 million; and
●	a decrease in lease liabilities of $1.5 million.

Investing Activities

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2021, compared to net cash used in investing activities of $0.8 million for the same period in 2020. The cash used in investing activities for the six months ended June 30, 2021 was for the purchase of fixed assets. The cash used in investing activities in the same period in 2020 was primarily for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $22 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $2.8 million for the same period in 2020. The change from the same period in 2020 was primarily due to the net proceeds from our stock offering of $26.8 million offset by the repayment of long-term debt of $2.7 million and the payment of preferred stock dividends of $2.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2021, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as noted below.

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

As of June 30, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended June 30, 2021 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

	Total Number of Shares Purchased		Average Price Paid by Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	-		$-	-	$-
May 1, 2021 - May 31, 2021	-		-	-	-
June 1, 2021 - June 30, 2021	1	(1)	6.89	-	-
Total	1		$6.89	-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Preferred Stock Redemption Right Agreement, dated as of June 9, 2021, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 11, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2021; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2020 through June 20, 2020 and January 1, 2021 through June 30, 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: August 10, 2021	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

