Form 10-Q
period 2021-09-30
PowerFleet, Inc.
filed 2021-11-10
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 5, 2021, was 35,953,108.

INDEX

PowerFleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2020 and 2021	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and nine months ended September 30, 2020 and 2021	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2020 through September 30, 2020 and January 1, 2021 through September 30, 2021	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2020 and 2021.	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2020*	September 30, 2021
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,127	$33,821
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,364 and $2,968 in 2020 and 2021, respectively	24,147	30,151
Inventory, net	12,873	16,197
Deferred costs - current	3,128	1,298
Prepaid expenses and other current assets	6,184	7,256
Total current assets	64,767	89,031

Deferred costs - less current portion	2,233	1,174
Fixed assets, net	8,804	8,852
Goodwill	83,344	83,344
Intangible assets, net	31,276	27,397
Right of use asset	9,700	9,850
Severance payable fund	4,056	4,095
Deferred tax asset	1,506	893
Other assets	3,115	3,656
Total assets	$208,801	$228,292

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	5,579	6,225
Accounts payable and accrued expenses	20,225	24,655
Deferred revenue - current	7,339	6,274
Lease liability - current	2,755	2,508
Total current liabilities	35,898	39,662

Long-term debt, less current maturities	23,179	19,025
Deferred revenue - less current portion	6,006	5,328
Lease liability - less current portion	7,050	7,530
Accrued severance payable	4,714	4,740
Other long-term liabilities	674	711

Total liabilities	77,521	76,996
Commitments and Contingencies (note 21)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 55 shares issued and outstanding at December 31, 2020 and September 30, 2021	51,992	52,495

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 32,280 and 37,257 shares issued at December 31, 2020 and September 30, 2021, respectively; shares outstanding, 31,101 and 35,957 at December 31, 2020 and September 30, 2021, respectively	323	373
Additional paid-in capital	206,499	233,965
Accumulated deficit	(121,150)	(127,720)
Accumulated other comprehensive gain (loss)	399	(24)
Treasury stock; 1,179 and 1,300 common shares at cost at December 31, 2020 and September 30, 2021, respectively	(6,858)	(7,887)

Total Powerfleet, Inc. stockholders’ equity	79,213	98,707
Non-controlling interest	75	94
Total equity	79,288	98,801
Total liabilities and stockholders’ equity	$208,801	$228,292

*Derived from audited balance sheet as of December 31, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Revenues:
Products	$10,914	$10,785	$33,516	$37,671
Services	16,688	18,461	50,650	54,114
Total revenues	27,602	29,246	84,166	91,785

Cost of Revenues:
Cost of products	6,700	8,172	22,025	27,186
Cost of services	5,979	6,809	18,309	19,819
	12,679	14,981	40,334	47,005

Gross profit	14,923	14,265	43,832	44,780

Operating expenses:
Selling, general and administrative expenses	11,636	13,959	38,905	40,988
Research and development expenses	2,535	2,735	8,289	8,259
	14,171	16,694	47,194	49,247

Income (loss) from operations	752	(2,429)	(3,362)	(4,467)
Interest income	10	11	41	35
Interest expense	(817)	(777)	(2,156)	(1,446)
Other (expense) income, net	-	7	7	5

Net loss before income taxes	(55)	(3,188)	(5,470)	(5,873)

Income tax benefit (expense)	(529)	(161)	(1,182)	(701)

Net loss before non-controlling interest	(584)	(3,349)	(6,652)	(6,574)
Non-controlling interest	(6)	4	10	5

Net loss	(590)	(3,345)	(6,642)	(6,569)
Accretion of preferred stock	(168)	(168)	(504)	(504)
Preferred stock dividend	(991)	(1,028)	(2,918)	(3,084)

Net loss attributable to common stockholders	$(1,749)	$(4,541)	$(10,064)	$(10,157)

Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.13)	$(0.34)	$(0.30)

Weighted average common shares outstanding - basic and diluted	30,143	35,019	29,528	34,398

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021

Net loss attributable to common stockholders	$(1,749)	$(4,541)	$(10,064)	$(10,157)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	(22)	(92)	(1,942)	(423)

Total other comprehensive income (loss)	(22)	(92)	(1,942)	(423)
				-
Comprehensive loss	$(1,771)	$(4,633)	$(12,006)	$(10,580)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288
Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915
Net loss attributable to common stockholders	-	-	(1,195)	(1,438)	-	-	-	(2,633)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	1,003	-	7	1,010
Forfeiture of restricted shares	(14)	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	12	1	71	-	-	-	-	72
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(15)	-	(15)
Stock based compensation	-	-	1,095	-	-	-	-	1,095
Balance at June 30, 2021	37,278	$373	$234,165	$(124,375)	$68	$(7,867)	$79	$102,443
Net loss attributable to common stockholders	-	-	(1,196)	(3,345)	-	-	-	(4,541)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(4)	(4)
Foreign currency translation adjustment	-	-	-	-	(92)	-	19	(73)
Issuance of restricted shares	34	1	-	-	-	-	-	1
Forfeiture of restricted shares	(67)	(1)	-	-	-	-	-	(1)
Shares issued pursuant to exercise of stock options	12	-	68	-	-	-	-	68
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(20)	-	(20)
Stock based compensation	-	-	928	-	-	-	-	928
Balance at September 30, 2021	37,257	$373	$233,965	$(127,720)	$(24)	$(7,887)	$94	$98,801

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180
Net loss attributable to common stockholders	-	-	(1,123)	(3,426)	-	-	-	(4,549)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(15)	(15)
Foreign currency translation adjustment	-	-	-	-	(2,326)	-	(20)	(2,346)
Issuance of restricted shares	40	-	-	-	-	-	-	-
Forfeiture of restricted shares	(32)	-	-	-	-	-	-	-
Vesting of restricted stock units	110	1	(1)	-	-	-	-	-
Other	-		62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	90	1	382	-	-	-	-	383
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(256)	-	(256)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(232)	-	(232)
Stock based compensation	-	-	1,155	-	-	-	-	1,155
Balance at March 31, 2020	31,012	$310	$202,288	$(115,569)	$(2,061)	$(6,541)	$(45)	$78,382
Net loss attributable to common stockholders	-	-	(1,140)	(2,626)	-	-	-	(3,766)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	406	-	2	408
Issuance of restricted shares	276	3	(3)	-	-	-	-	-
Forfeiture of restricted shares	(12)	-	-	-	-	-	-	-
Vesting of restricted stock units	17	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	50	1	215	-	-	-	-	216
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(16)	-	(16)
Common shares issued under the 2020 ATM	810	8	4,033	-	-	-	-	4,041
Stock based compensation	-	-	1,012	-	-	-	-	1,012
Balance at June 30, 2020	32,153	$322	$206,405	$(118,195)	$(1,655)	$(6,557)	$(44)	$80,276
Net loss attributable to common stockholders	-	-	(1,159)	(590)	-	-	-	(1,749)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	6	6
Foreign currency translation adjustment	-	-	-	-	(22)	-	3	(19)
Issuance of restricted shares	126	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(55)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	4	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	5	-	28	-	-	-	-	28
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(50)	-	(50)
Stock based compensation	-	-	1,028	-	-	-	-	1,028
Balance at September 30, 2020	32,233	$322	$206,302	$(118,785)	$(1,677)	$(6,607)	$(35)	$79,520

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2020	2021

Cash flows from operating activities
Net loss	$(6,642)	$(6,569)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(10)	(5)
Inventory reserve	189	122
Stock based compensation expense	3,195	3,380
Depreciation and amortization	6,159	6,377
Right-of-use assets, non-cash lease expense	2,129	1,839
Bad debt expense	640	824
Deferred income taxes	1,182	701
Other non-cash items	(55)	229
Changes in:
Accounts receivable	1,959	(7,469)
Inventory	1,318	(3,689)
Prepaid expenses and other assets	1,546	(871)
Deferred costs	2,408	2,888
Deferred revenue	(2,695)	(1,365)
Accounts payable and accrued expenses	(3,907)	4,130
Lease liabilities	(2,218)	(1,757)
Accrued severance payable, net	95	(12)

Net cash (used in) provided by operating activities	5,293	(1,247)

Cash flows from investing activities:
Proceeds from sale of property and equipment	55	-
Capital expenditures	(2,101)	(2,534)

Net cash (used in) provided by investing activities	(2,046)	(2,534)

Cash flows from financing activities:
Net proceeds from stock offering	4,041	26,907
Payment of preferred stock dividends	-	(3,084)
Repayment of long-term debt	(1,495)	(4,040)
Short-term bank debt, net	(290)	94
Proceeds from exercise of stock options, net	371	170
Purchase of treasury stock upon vesting of restricted stock	(298)	(383)

Net cash (used in) provided by financing activities	2,329	19,664

Effect of foreign exchange rate changes on cash and cash equivalents	(894)	(189)
Net (decrease) increase in cash, cash equivalents and restricted cash	4,682	15,694
Cash, cash equivalents and restricted cash - beginning of period	16,703	18,435

Cash, cash equivalents and restricted cash - end of period	$21,385	$34,129

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	16,395	18,127
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$16,703	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	21,077	33,821
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, end of period	$21,385	$34,129

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	42	50
Interest	1,463	1,129

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$256	$647

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Impact of COVID-19 and Supply Chain Disruptions

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

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. During the three-month period ended September 30, 2021, the Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these unaudited consolidated financial statements, the full extent to which the COVID-19 pandemic and the related supply chain issues may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2021, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2020 and 2021, the consolidated change in stockholders’ equity for the three-month periods ended March 31, June 30, and September 30, 2020 and 2021 and the consolidated cash flows for the nine-month periods ended September 30, 2020 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year then ended.

Reclassifications

Certain prior amounts have been reclassified to conform with the current year presentation for comparative purposes. These reclassifications had no effect on the previously reported results of operations.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $34,129 and working capital of $49,369. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, PowerFleet Israel and Pointer are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its inception and does not have any borrowings as of September 30, 2021. See Note 11 for additional information.

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

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least November 10, 2022.

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

As of September 30, 2021, the impact of the outbreak of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2020 and September 30, 2021 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three- and nine-months ended September 30, 2020 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30,
	2020	2021	2020	2021

Products	$10,914	$10,785	$33,516	$37,671
Services	16,688	18,461	50,650	54,114

	$27,602	$29,246	$84,166	$91,785

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
		(unaudited)

Assets:
Deferred contract costs	$2,157	$2,567
Deferred costs	$5,361	$2,472

Liabilities:
Deferred revenue- services (1)	$6,578	$8,455
Deferred revenue - products (1)	6,767	3,147

	13,345	11,602
Less: Deferred revenue and contract liabilities - current portion	(7,339)	(6,274)

Deferred revenue and contract liabilities - less current portion	$6,006	$5,328

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three- and nine-month periods ended September 30, 2020 and 2021, the Company recognized revenue of $2,381 and $6,981, respectively, and $2,547 and $7,767, respectively that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2026, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	September 30, 2021
		(Unaudited)
Finance receivables, current	$692	$697
Prepaid expenses	2,979	3,473
Contract assets	767	1,004
Other current assets	1,746	2,082

	$6,184	$7,256

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $515 at December 31, 2020, and $649 at September 30, 2021.

Inventories consist of the following:

	December 31, 2020	September 30, 2021
		(Unaudited)
Components	$7,697	$9,212
Work in process	237	417
Finished goods, net	4,939	6,568

	$12,873	$16,197

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2020	September 30, 2021
		(Unaudited)
Installed products	$4,174	$5,846
Computer software	5,882	6,383
Computer and electronic equipment	5,273	5,515
Furniture and fixtures	1,828	1,919
Leasehold improvements	1,353	1,375

	18,510	21,038
Accumulated depreciation and amortization	(9,706)	(12,186)
	$8,804	$8,852

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2020 was $777, and $2,163, respectively, and for the three- and nine-month periods ended September 30, 2021 was $865 and $2,498, respectively. This includes amortization of costs associated with computer software for the three- and nine-month periods ended September 30, 2020 of $128 and $389, respectively, and for the three- and nine- month periods ended September 30, 2021 of $106 and $316, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2020 and September 30, 2021:

September 30, 2021 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(3,951)	$15,313
Trademark and tradename	3-15	7,553	(1,895)	5,658
Patents	7-11	2,117	(1,728)	389
Technology	7	10,911	(5,075)	5,836
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(172)	36
		40,441	(13,209)	27,232

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(13,209)	$27,397

December 31, 2020	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(2,732)	$16,532
Trademark and tradename	3-15	7,553	(1,292)	6,261
Patents	7-11	2,117	(1,661)	456
Technology	7	10,911	(3,172)	7,739
Favorable contract interest	4	388	(331)	57
Covenant not to compete	5	208	(142)	66
		40,441	(9,330)	31,111

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(9,330)	$31,276

At September 30, 2021, the weighted-average amortization period for the intangible assets was 9.2 years. At September 30, 2021, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 9.8, 4.3, 4.0 and 5.0 years, respectively.

Amortization expense for the three- and nine-month periods ended September 30, 2020 was $1,331 and $3,996 respectively, and for the three- and nine-month periods ended September 30, 2021 was $1,282 and $3,879, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2021 (remaining)	$1,275
2022	5,080
2023	5,035
2024	2,622
2025	2,495
2026	2,413
Thereafter	8,312
$27,232

There have been no changes in the carrying amount of goodwill from January 1, 2020 to September 30, 2021.

For the nine-month period ended September 30, 2021, the Company did not identify any indicators of impairment.

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

[A] Stock options:

The following table summarizes the activity relating to the Company’s stock options for the nine-month period ended September 30, 2021:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,624	$5.85
Granted	120	7.77
Exercised	(146)	5.59
Forfeited or expired	(101)	6.23

Outstanding at end of period	3,497	$5.92	7.5 years	$4,018

Exercisable at end of period	1,290	$5.65	6.1 years	$1,801

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

The Company recorded stock-based compensation expense of $366 and $1,209 for the three- and nine-month periods ended September 30, 2020, respectively, and $345 and $1,061, for the three- and nine-month periods ended September 30, 2021, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the nine-month periods ended September 30, 2020 and 2021 was $1,194 and $508, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2020 and 2021 was $228 and $470, respectively.

As of September 30, 2021, there was approximately $3,089 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.76 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2021 is as follows:

	Number of Non-Vested Shares	Weighted-Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	806	$5.54
Granted	450	7.63
Vested	(253)	5.75
Forfeited or expired	(91)	6.55

Restricted stock, non-vested, end of period	912	$6.41

The Company recorded stock-based compensation expense of $593 and $1,641, respectively, for the three- and nine-month periods ended September 30, 2020, and $533 and $1,908, respectively, for the three- and nine-month periods ended September 30, 2021, in connection with restricted stock grants. As of September 30, 2021, there was $3,609 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.6 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the nine-month period ended September 30, 2021:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	75	$5.60
Granted	-	-
Vested	(34)	5.60
Forfeited	(4)	5.60

Restricted stock units, non-vested, end of period	37	$5.60

The Company recorded stock-based compensation expense of $33 and $228, respectively, for the three- and nine-month periods ended September 30, 2020, and $51 and $152, respectively, for the three- and nine-month periods ended September 30, 2021, in connection with the RSUs. As of September 30, 2021, there was $99 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.6 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three- and nine-month periods ended September 30, 2020 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
Basic and diluted loss per share
Net loss attributable to common stockholders	$(1,749)	$(4,541)	$(10,064)	$(10,157)

Weighted-average common share outstanding - basic and diluted	30,143	35,019	29,528	34,398

Net loss attributable to common stockholders - basic and diluted	$(0.06)	$(0.13)	$(0.34)	$(0.30)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the nine-month periods ended September 30, 2020 and September 30, 2021, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 12,070 and 11,939, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2020	September 30, 2021
		(Unaudited)
Short-term bank debt	$280	$360
Current maturities of long-term debt	$5,299	$5,865
Long term debt - less current maturities	$23,179	$19,025

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). On the first anniversary of the Closing Date, the Company was required to deposit in a separate restricted deposit account the Israeli shekel (“NIS”) equivalent of $3,000. As of September 30, 2021, no amounts were outstanding under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the Credit Agreement was approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default. The Company is in compliance with the covenants as of September 30, 2021.

On August 23, 2021, PowerFleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three- and nine-month periods ended September 30, 2021, amortization of the debt issuance costs was $68 and $223, respectively. The Company recorded charges of $371 and $1,114 for the three- and nine-month periods ended September 30, 2020, respectively, and $268 and $821 for the three- and nine-month periods ended September 30, 2021, respectively, to interest expense on its consolidated statements of operations related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the long term debt as of September 30, 2021 are as follows:

Year ending December 31:

2022	$5,865
2023	5,946
2024	13,079
24,890
Less: Current Portion	5,865
Total	$19,025

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	September 30, 2021
		(Unaudited)
Accounts payable	$9,877	$13,871
Accrued warranty	705	906
Accrued compensation	5,581	5,561
Government authorities	3,047	2,874
Other current liabilities	1,015	1,443

	$20,225	$24,655

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
	2020	2021

Accrued warranty reserve, beginning of year	$742	$807
Accrual for product warranties issued	639	864
Product replacements and other warranty expenditures	(565)	(305)
Expiration of warranties	19	(280)

Accrued warranty reserve, end of period (a)	$835	$1,086

(a)	Includes non-current accrued warranty included in other long-term liabilities at December 31, 2020 and September 30, 2021 of $102 and $180, respectively.

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

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the nine-month periods ended September 30, 2020 and September 30, 2021, the Company issued 1 and -0- additional shares of Series A Preferred Stock.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the nine-month period ended September 30, 2021, the Company paid dividends in the amounts of $3,085 to the holders of the Series A Preferred Stock. As of September 30, 2021, dividends in arrears were $-0-.

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

On June 9, 2021, we entered into a preferred stock redemption right agreement (the “Redemption Right Agreement”) with the Investors, pursuant to which we had the right to redeem 10 shares of Series A Preferred Stock at a price of $1,450 per share plus all accrued and unpaid dividends, to be paid in cash. The Company did not exercise its redemption right and the Redemption Right Agreement automatically terminated on October 1, 2021.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2021	$399	$399
Net current period change	(423)	(423)

Balance at September 30, 2021	$(24)	$(24)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2020 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at January 1, 2020	$265	$265
Net current period change	(1,942)	(1,942)

Balance at September 30, 2020	$(1,677)	$(1,677)

The Company’s reporting currency is the U.S dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation losses from the translation of foreign currency financial statements of $(1,942) and $(423) at September 30, 2020 and 2021, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three- and nine-month periods ended September 30, 2020 of $296 and $155, respectively, and for the three- and nine-month periods ended September 30, 2021 of $(345) and $(139) respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $(261) and $151, respectively, for the three- and nine-month periods ended September 30, 2021 are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

United States	$10,142	$10,976	$34,095	$36,186
Israel	10,124	10,655	28,999	33,343
Other	7,336	7,615	21,072	22,256

	$27,602	$29,246	$84,166	$91,785

	December 31, 2020	September 30, 2021
		(Unaudited)
Long lived assets by geographic region:

United States	$1,425	$1,181
Israel	3,282	3,455
Other	4,097	4,216

	$8,804	$8,852

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

The Company’s global ETR for the nine months ended September 30, 2020 and 2021 was (21.6)% and (11.9)%, respectively. For the nine months ended September 30, 2020 and 2021 the effective tax rate differs from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions and recorded valuation allowances to fully reserve against net operating loss carryforwards and other deferred tax assets in the United States and non-Israel foreign jurisdictions where realization of such tax attributes and deductible temporary differences remains uncertain at this time.

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

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and nine- months ended September 30, 2020 and 2021.

Components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Short term lease cost:	$92	$117	$385	$472

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2020	2021
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,485	$2,341

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2021

Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	4.5%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2021 are as follows:

Year ending December 31:
October - December 2021	$803
2022	2,765
2023	2,462
2024	1,848
2025	1,732
Thereafter	1,627
Total lease payments	11,237
Less: Imputed interest	(1,199)
Present value of lease liabilities	$10,038

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

	September 30, 2021
	Carrying Amount	Fair Value
Long term debt	$24,890	$24,890

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the nine-month periods ended September 30, 2020 and 2021, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $195, plus $979 of interest and penalty, totaling $1,174 as of September 30, 2021. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,585 as of June 30, 2021. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $189. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that it is probable that the Company will prevail, and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus, COVID-19, and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2020 and this quarterly report on Form 10-Q for the three months ended September 30, 2021.

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

On October 3, 2019, PowerFleet completed the acquisition of Pointer Telocation Ltd. (the “Transactions”), as a result of which I.D. Systems, Inc. (“I.D. Systems”) and PowerFleet Israel Ltd. (“PowerFleet Israel”) each became direct, wholly-owned subsidiaries of the Company and Pointer Telocation Ltd. (“Pointer”) became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and the Transactions. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of PowerFleet and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

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

Recent Developments

The COVID-19 pandemic has resulted in significant economic disruption and continues to adversely impact the broader global economy, including certain of our customers and suppliers. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19 or the supply chain disruptions on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of the COVID-19 pandemic and supply chain disruptions on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic subsides.

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

As of September 30, 2021, we had cash (including restricted cash) and cash equivalents of $34.1 million and working capital of $49.4 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through November 10, 2022.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

For the three-month period ended September 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021

Revenue:
Products	39.5%	36.9%	39.8%	41.0%
Services	60.5%	63.1%	60.2%	59.0%
	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	24.3%	27.9%	26.2%	29.6%
Cost of services	21.7%	23.3%	21.8%	21.6%
	45.9%	51.2%	47.9%	51.2%

Gross profit	54.1%	48.8%	52.1%	48.8%

Operating expenses:
Selling, general and administrative expenses	42.2%	47.7%	46.2%	44.7%
Research and development expenses	9.2%	9.4%	9.8%	9.0%
Total operating expenses	51.3%	57.1%	56.1%	53.7%

Loss from operations	2.7%	-8.3%	-4.0%	-4.9%

Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	-3.0%	-2.6%	-2.6%	-1.5%
Other income (expenses) net,	0.0%	0.0%	0.0%	0.0%
Net loss before income taxes	-0.2%	-10.9%	-6.5%	-6.4%
Income tax benefit (expense)	-1.9%	-0.6%	-1.4%	-0.8%
Net loss before non-controlling interest	-2.1%	-11.5%	-7.9%	-7.2%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net loss	-2.1%	-11.5%	-7.9%	-7.2%
Accretion of preferred stock	-0.6%	-0.5%	-0.6%	-0.5%
Preferred stock dividend	-3.6%	-3.5%	-3.5%	-3.4%
Net loss attributable to common shareholders	-6.3%	-15.5%	-12.0%	-11.1%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

REVENUES. Revenues increased by approximately $1.6 million or 6.0%, to $29.2 million in the three months ended September 30, 2021, from $27.6 million in the same period in 2020.

Revenues from products decreased approximately $0.1 million, or 1.2%, to 10.8 million in the three months ended September 30, 2021, from $10.9 million in the same period in 2020. The decrease in product revenue is due to decreased product sales in the third quarter of 2021 versus the prior year due to supply chain issues.

Revenues from services increased approximately $1.8 million, or 10.6%, to $18.5 million in the three months ended September 30, 2021, from $16.7 million in the same period in 2020. The increase in services revenue is principally due to an increase in revenue resulting from our PowerFleet for Vehicles solutions.

COST OF REVENUES. Cost of revenues increased by approximately $2.3 million, or 18.1%, to $15.0 million in the three months ended September 30, 2021, from $12.7 million for the same period in 2020. Gross profit was $14.3 million in three months ended September 30, 2021, compared to $14.9 million for the same period in 2020. As a percentage of revenues, gross profit decreased to 48.8% in 2021 from 54.1% in 2020. The decrease in gross profit as a percentage of revenue was principally due to changes in product mix.

Cost of products increased by approximately $1.5 million, or 22.0%, to $8.2 million in the three months ended September 30, 2021, from $6.7 million in the same period in 2020. Gross profit for products was $2.6 million in the three months ended September 30, 2021, compared to $4.2 million in the same period in 2020. As a percentage of product revenues, gross profit decreased to 24.2% in 2021 from 38.6% in 2020. The decrease in gross profit as a percentage of product revenues was primarily due to a $400,000 one-time expense related to an incentive program to expand business with an existing customer that is one of the largest chassis lessors in North America. In exchange, the customer placed orders for approximately 3,000 units to be delivered in Q4 2021 and committed to ordering 10,000 to 15,000 additional units in 2022. Product gross profit was also impacted by product mix, higher costs associated with supply chain issues and electronic component shortages and inflation.

Cost of services increased by approximately $0.8 million, or 13.9%, to $6.8 million in the three months ended September 30, 2021, from $6.0 million in the same period in 2020. Gross profit for services was $11.7 million in the three months ended September 30, 2021, compared to $10.7 million in the same period in 2020. As a percentage of service revenues, gross profit decreased to 63.1% in 2021 from 64.2% in 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $2.4 million, or 20.0%, to approximately $14.0 million in the three months ended September 30, 2021, compared to $11.6 million in the same period in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. As a percentage of revenues, SG&A expenses increased to 47.7% in the three months ended September 30, 2021, from 42.2% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.2 million or 7.9%, to approximately $2.7 million in the three months ended September 30, 2021, compared to $2.5 million in the same period in 2020 principally due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. As a percentage of revenues, R&D expenses increased to 9.4% in the three months ended September 30, 2021 from 9.2% in the same period in 2020, primarily due to the increase in revenue from 2021 to 2020.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $4.5 million, or $(0.13) per basic and diluted share, for the three months ended September 30, 2021 as compared to net loss of $1.7 million, or $(0.06) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

REVENUES. Revenues increased by approximately $7.6 million, or 9.1% to $91.8 million in the nine months ended September 30, 2021 from $84.2 million in the same period in 2020.

Revenues from products increased by approximately $4.2 million, or 12.4%, to $37.7 million in the nine months ended September 30, 2021, from $33.5 million in the same period in 2020. The increase in product revenue is due to increased product sales for PowerFleet for Vehicles solutions during the nine months ended September 30, 2021 versus the prior year period, which was more significantly impacted by COVID-19.

Revenues from services increased by approximately $3.5 million or 6.8% to $54.1 million in the nine months ended September 30, 2021, from $50.6 million in the same period in 2020. The increase in services revenue is principally due to an increase in revenue resulting from our PowerFleet for Vehicles solutions.

COST OF REVENUES. Cost of revenues increased by approximately $6.7 million, or 16.5%, to $47.0 million in the nine months ended September 30, 2021, from $40.3 million for the same period in 2020. Gross profit was $44.8 million in the nine months ended September 30, 2021, compared to $43.8 million for the same period in 2020. As a percentage of revenues, gross profit decreased to 48.8% in 2021 from 52.1% in 2020. The decrease in gross profit as a percentage of revenue was principally due to changes in product mix.

Cost of products increased by approximately $5.2 million, or 23.4%, to $27.2 million in the nine months ended September 30 2021, from $22.0 million in the same period in 2020. Gross profit for products was $10.5 million in the nine months ended September 30, 2021, compared to $11.5 million in the same period in 2020. As a percentage of product revenues, gross profit decreased to 27.8% in 2021 from 34.3% in 2020. The decrease in gross profit as a percentage of product revenues was primarily due to a $400,000 one-time expense related to an incentive program to expand business with an existing customer that is one of the largest chassis lessors in North America. In exchange, the customer placed orders for approximately 3,000 units to be delivered in Q4 2021 and committed to ordering 10,000 to 15,000 additional units in 2022. Product gross profit was also impacted by product mix, higher costs associated with supply chain issues and electronic component shortages and inflation.

Cost of services increased by approximately $1.5 million, or 8.3%, to $19.8 million in the nine months ended September 30, 2021 from $18.3 million in the same period in 2020. Gross profit for services was $34.3 million in the nine months ended September 30, 2021, compared to $32.3 million in the same period in 2020. As a percentage of service revenues, gross profit decreased to 63.4% in 2021 from 63.9% in 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $2.1 million, or 5.4%, to approximately $41.0 million in the nine months ended September 30, 2021, compared to $38.9 million in the same period in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. As a percentage of revenues, SG&A expenses decreased to 44.7% in the nine months ended September 30, 2021 from 46.2% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses remained at $8.3 million in the nine months ended September 30, 2021, compared to $8.3 million in the same period. As a percentage of revenues, R&D expenses decreased to 9.0% in the nine months ended September 30, 2021, from 9.8% in the same period in 2020.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $10.2 million or $(0.30) per basic and diluted share, for the nine months ended September 30, 2021 as compared to net loss of $10.1 million, or $(0.34) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2021, we had cash and cash equivalents of $33.8 million and working capital of $49.4 million.

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

On June 9, 2021, we entered into a preferred stock redemption right agreement (the “Redemption Right Agreement”) with the Investors, pursuant to which we had the right to redeem 10,000 shares of Series A Preferred Stock at a price of $1,450 per share plus all accrued and unpaid dividends, to be paid in cash. We did not exercise our redemption right and the Redemption Right Agreement automatically terminated on October 1, 2021.

In addition, PowerFleet Israel and Pointer (the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million (the “Revolving Facility”). The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the Term A Facility and the Term B Facility. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA.

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

As a result of the COVID-19 pandemic and the related supply chain disruptions, there is significant uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of September 30, 2021, we had cash (including restricted cash) and cash equivalents of $34.1 million and working capital of $49.4 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least November 10, 2022.

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

Operating Activities

Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of $5.3 million for the same period in 2020. The net cash used in operating activities for the nine months ended September 30, 2021 reflects a net loss of $6.6 million and includes non-cash charges of $3.4 million for stock-based compensation, $6.4 million for depreciation and amortization expense and $1.8 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $7.5 million;
●	an increase in accounts payable of $4.1 million; and
●	an increase in inventory of $3.7 million.

Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2021, compared to net cash used in investing activities of $2.0 million for the same period in 2020. The cash used in investing activities for the nine months ended September 30, 2021 was for the purchase of fixed assets. The cash used in investing activities in the same period in 2020 was primarily for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $19.7 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $2.3 million for the same period in 2020. The change from the same period in 2020 was primarily due to the net proceeds from our stock offering of $26.9 million offset by the repayment of long-term debt of $4.0 million and the payment of preferred stock dividends of $3.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2021, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as noted below.

On March 17, 2021, the Company entered into an office lease agreement for approximately 5,000 leasable square feet, in Frisco, Texas, to be used as administrative offices. The base rent for the leased premises is approximately $0.1 million per year. The Company also will be responsible for its pro rata share of any operating expenses, taxes and insurance expenses incurred in connection with the office building in which the leased premises are located. The initial term of the lease agreement is for a period of five years and five months, which commenced on June 1, 2021 and will expire on October 31, 2026.

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

As of September 30, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 20 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the risks set forth below, as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our customer order delivery timelines and could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions or natural occurrences, such as the ongoing disruptions from the COVID-19 pandemic. As a result of COVID-19, we have experienced delays in supply chain deliveries, extended lead times and shortages of key components, some raw material cost increases and slowdowns at certain production facilities. These disruptions have delayed and may continue to delay the timing of some orders and expected deliveries of our products. If the impact of the supply chain disruptions are more severe than we expect, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could materially adversely affect our business, financial condition and results of operations.

Many of the products we supply are reliant on semiconductors. Globally, there is an ongoing significant shortage of semiconductors. The semiconductor supply chain is complex, with capacity constraints occurring throughout. We have and will continue to work closely with our suppliers and customers to minimize any potential adverse impacts of the global semiconductor chip shortage and monitor the availability of semiconductor chips and other key components, customer production schedules and any other supply chain inefficiencies that may arise. However, if we are not able to mitigate the impact of the semiconductor chip shortage semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended September 30, 2021 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

	Total Number of Shares Purchased		Average Price Paid by Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	-		$-	-	$-
August 1, 2021 - August 31, 2021	3	(1)	6.90	-	-
September 1, 2021 - September 30, 2021			-	-	-
Total	3		$6.90	-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on July 21, 2021).

10.2	Amendment No. 1, effective as of January 7, 2020, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M.

10.3

Amendment No. 2, effective as of August 1, 2021, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on August 25, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2021; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2020 through September 30, 2020 and January 1, 2021 through September 30, 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2021; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: November 10, 2021	By:	/s/ Chris A. Wolfe
Chris A. Wolfe
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

