Form 10-K
period 2021-12-31
PowerFleet, Inc.
filed 2022-03-16
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $237.7 million.

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2022, was 35,967,442 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2022 Annual Meeting of Stockholders	Part III

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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POINTER® and Design, and CELLOCATOR® and Design.

Item 1. Business.

Overview

PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) is a global leader of Internet-of-Things (IoT) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our patented technologies are a proven solution for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands PowerFleet, Pointer, and Cellocator.

We have an established history of IoT device development and innovation creating devices that can withstand harsh and rugged environments. With 54 patents and patent applications and 25 years’ experience, we believe we are well positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

We deliver advanced data solutions that connect mobile assets to increase visibility, operational efficiency and profitability. Across our spectrum of vertical markets, we differentiate ourselves by developing mobility platforms that collect data from unique sensors. Further, because we are original equipment manufacturer (OEM) agnostic, we help organizations view and manage their mixed assets homogeneously. All of our solutions are paired with software as a service (SaaS) and analytics platforms to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of Key Performance Indicators (KPIs) to drive operational and strategic decisions. Our customers typically get a return on their investment in less than 12 months from deployment.

Our enterprise software applications have machine learning capabilities and are built to integrate with our customers’ management systems to provide a single, integrated view of asset and operator activity across multiple locations while providing real-time enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, adding significant value to customers business operations, and helping to contribute to their bottom line. Our solutions also feature open application programming interfaces (APIs) for additional integrations and development to boost other enterprise management systems and third-party applications.

We market and sell our connected IoT data solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as manufacturing, automotive manufacturing, wholesale and retail, food and grocery distribution, pharmaceutical and medical distribution, construction, mining, utilities, aerospace, vehicle rental, as well as logistics, shipping, transportation, and field services. Traditionally, these businesses have relied on manual, often paper-based, processes or on-premise legacy software to operate their high-value assets, manage workforce resources, and distributed sites; and face environmental, safety, and other regulatory requirements. In today’s landscape, it is crucial for these businesses to invest in solutions that enable easy analysis and sharing of real-time information.

Our Solutions

We provide critical actionable information that powers unified operations throughout organizations. We are solving the challenge of inefficient data collection, real-time visibility, and analysis that leads to transformative business operations. Our SaaS cloud-based applications take data from our IoT devices and ecosystem of third-party and partner applications to present actionable information for customers to increase efficiencies, improve safety and security, and increase their profitability in easy-to-understand reports, dashboards, and real-time alerts.

Key Applications of our IoT Solutions:

The Company provides real-time intelligence for organizations with high-value assets allowing them to make informed decisions and ultimately improve their operations, safety, and bottom line. Our applications enable organizations to capture IoT data from various types of assets with devices and sensors creating a holistic view for analysis and action.

The core applications our IoT solutions address include:

End-to-end Visibility: Organizations with expensive assets such as vehicles, machinery, or equipment need to keep track of where the assets are located, monitor for misuse, and understand how and when assets are being used. By having complete visibility of their assets, customers can improve security, utilization and customer service. In addition, our visibility solutions help with personnel workflows and resource management, freight visibility through load status, equipment availability status, dwell and idle time, geofencing, two-way temperature control and management, multizone temperature monitoring, arrival and departure times, and supply chain allocation.

Regulatory Compliance: Businesses must comply with government regulations and provide proof of compliance, which is commonly an onerous process to enforce and maintain. Our solutions provide critical data points and reports to help customers stay within compliance, avoid fines for non-compliance, and automate the reporting process. We deliver real-time position reports, hours-of-service, temperature monitoring and control, electronic safety checklists, workflow management, controlling vehicle access to only authorized operators, inspection reports, and history logs of use.

Improve Safety: Our applications are designed to provide asset and operator management, monitoring, and visibility for safer environments. Our solutions allow our customers to monitor their fleet of vehicles on various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, email, mobile phone or an SMS. In addition, our dash camera provides critical video capture that can be used to help exonerate drivers when in accidents or help bolster training and coaching programs of employees. We also offers preventative solutions such as safety warning products to alert vehicle operators of objects or pedestrians in their pathway to prevent accidents, injuries, and damage. Our analytics platform features dashboards with KPIs and can help manager identify patterns, trends and outliers that can be used as flags for interventions.

Drive Operational Efficiency & Productivity: To increase utilization of mobile assets, our solutions enable the identification of a change in status, real-time location, geo-fencing alerts when an asset is approaching or leaving its destination, cargo status, and on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive. Having this information enables customers to increase capacity, speed of service, right-size their fleets, and improve communication internally and with customers. In addition, customers can reduce revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging (ELD) and automated record keeping for regulatory compliance, monitoring of asset pools and geofence violations, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on dwell time and exceeding the allotted time for loading and unloading.

We help customers to automate processes and increase productivity of their employees. Our applications enable customers to determine where operators are assigned and can temporarily reassign them based on peak needs, evaluate any disparity in the amount employees are paid compared to the time they actually spend operating a vehicle. Our applications help answer the question of why does it take some employees longer than others to do specific tasks, where to focus labor resources, and how to forecast vehicles and operators needed for future workflow.

In addition, for our rental car vertical, our applications automatically upload vehicle identification number, mileage and fuel data as a vehicle enters and exits the rental lot, which can significantly expedite the rental and return processes for travelers, and provide the rental company with more timely inventory status, more accurate billing data that can generate higher fuel-related revenue, and an opportunity to utilize customer service personnel for more productive activities, such as inspecting vehicles for damage and helping customers with luggage.

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

For our customers with a variety of make-model-years in their fleet, we have developed an unmatched library of certified vehicle code interfaces through our second-generation On-Board Diagnostics (“OBD-II”), industry standard. Our patented fleet management system helps fleet owners improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support.

Increase Security: Our solutions allow our customers to reduce theft and improve inventory management. Customers can lockdown their assets with automated e-mail or text message alerts, emergency tracking of assets (higher frequency of reports) if theft is expected, geo-fencing alerts when an asset enters a prohibited geography or location, and near real-time sensors that alert based on changes in temperature and shock, among other things. We also provide stolen vehicle retrieval (“SVR”) services. Most of the SVR products used to provide our SVR services are mainly sold to (i) local car dealers and importers that in turn sell the products equipped in the vehicle to the end users who purchase the SVR services directly from us, or (ii) leasing companies which purchase our SVR services in order to secure their own vehicles.

Reduce Costs

We enable our customers to improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support. Our solutions provide engine performance, machine diagnostics, fuel consumption, and battery life to improve preventative maintenance scheduling, increase uptime, and gain a longer service life of equipment. Through our software applications, customers can optimize capacity, analyze resource allocation, and improve utilization of assets to reduce capital expenses such as purchasing new or leasing additional equipment. Our applications provide root cause analysis for any cargo claims and helps with exoneration of drivers in accidents via dash camera visibility.

Analytics and Machine Learning

Our analytics platforms provide our customers with a holistic view of their asset activity across their enterprise. For example, our image machine learning system allows us to process images from our freight camera and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage.

Key Performance Indicators & Benchmarks

Our cloud-based software applications provide a single, integrated view of asset activity across multiple locations, generating enterprise-wide benchmarks, peer-industry comparisons, and deeper insights into asset operations. In addition, our customers can set real-time alerts for exception-based reporting or critical activity that needs immediate attention. This enables management teams to make more informed, effective decisions, raise asset performance standards, increase productivity, reduce costs, and enhance safety.

Specifically, our analytics platforms allow users to quantify best-practice enterprise benchmarks for asset utilization and safety, reveal variations and inefficiencies in asset activity across both sites and geographic regions, or identify opportunities to eliminate or reallocate assets, to reduce capital and operating costs. We provide an extensive set of decision-making tools and a variety of standard and customized reports to help businesses improve overall operations.

We look for analytics and machine learning to make a growing contribution to drive platform and SaaS revenue, further differentiate our offerings and add value to our solutions. We also use our analytics platform for our own internal platform quality control.

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

Customer Support and Consulting Services for Ease of Use, Adoption, and Added Value. We have developed a framework for the various phases of system training and support that offer our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, “train-the-trainer” training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training.

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

We provide our consulting services both as a stand-alone service to study the potential benefits of implementing a IoT business intelligence solution and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Growth Strategy

Our objective is to become a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain, and grow business with existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets and go to market strategies to each market;

●	positioning ourselves as an innovative thought leader;

●	maintaining a world class sales and marketing team;

●	identifying, seizing, and managing revenue opportunities;

●	expanding our customer base, achieving wider market penetration and educating customers with mixed assets in their organization about our other applications;

●	implementing improved marketing, sales and support strategies;

●	shortening our initial sales cycles by helping our customers through:

○	identifying and quantifying benefits expected from our solutions;

○	accelerating transitions from implementation to roll-out; and

○	building service revenue through long-term SaaS contracts;

●	differentiating our product offering through analytics, machine learning, unique sensors, and value-added services;

●	producing incremental revenue at a high profit margin; and

●	expanding our partnerships and integrations.

We also plan to expand into new applications and markets by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including:

○	OEMs;

○	transportation management systems;

○	warehouse management systems;

○	labor and timecard systems;

○	enterprise resource planning; and

○	yard management systems.

●	establishing relationships with global distributors; and

●	evaluating and pursuing strategically sound acquisitions of companies.

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

We work closely with customers to prove out a return on investment which is usually less than 12 months, and help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

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

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Some of our global customers that benefit from the Company’s combined solutions to power their specific IoT and machine to machine mobility needs include Avis, Junghenrich, Walmart, Toyota, and XPO Logistics. No individual customer generates revenue equal to or greater than 10% of the Company’s consolidated total revenue.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology products and solutions. As of February 25, 2022, our patent portfolio includes 42 U.S. patents, 4 pending U.S. patent applications, 2 pending foreign international applications, and 6 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2023 and 2039. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POINTER® and Design, and CELLOCATOR® and Design.

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

Government Regulations

The use of radio emissions is subject to regulation in the United States by various federal agencies, including the Federal Communications Commission (the “FCC”), and the Occupational Safety and Health Administration (“OSHA”). Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

Regulatory changes in the United States and other countries in which we may operate in the future could require modifications to some of our products in order for us to continue manufacturing and marketing our products in those areas.

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products. To market and sell our integrated wireless solutions in the European Union, we also utilize unlicensed radio spectra, and have obtained the required European Norm (“EN”) certifications.

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

Since 1996, our subsidiary Pointer Telocation Ltd. (“Pointer”) has held an operational license, which is renewed on a regular basis, from the Ministry of Communications in Israel to operate our wireless messaging system over 2 MHz in the 966 to 968 MHz radio spectrum band. It also obtains licenses from the Israeli Ministry of Communications in order to manufacture, import, market and sell its products in Israel.

Our subsidiary Pointer Argentina S.A. (“Pointer Argentina”) obtains domestic licenses for the deployment of our SVR operation in Argentina and local operators are required to obtain a specific license for their operations.

We are currently registered by the Federal Department of Security (“SEGOB”) in Mexico to provide our services.

Our subsidiary Pointer SA (PTY) Ltd. (“Pointer South Africa”) is currently registered as a security service provider under the Private Security Industry Regulation Act, 2001 in South Africa. Our products are also listed with the (Independent Communications Authority of South Africa).

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

Employees

As of March 1, 2022, we had 669 total employees across the globe, all of whom are full-time employees. We believe that our relationships with our employees is good.

Other Information

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. PowerFleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which we acquired Pointer (the “Transactions”). Upon the closing of the Transactions, PowerFleet became the parent entity of I.D. Systems and Pointer.

Our primary website is www.powerfleet.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (“SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

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

Risk Factor Summary:

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We may not realize the anticipated benefits and cost savings of the Transactions.
●	Integrating I.D. Systems’ and Pointer’s businesses may be more difficult, time-consuming or costly than expected.
●	We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
●	The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.
●	Our expansion into new products, services, and technologies subjects us to additional risks.
●	If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.
●	We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
●	The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.
●	We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
●	We are an international company and may be susceptible to a number of political, economic and geographic risks that could harm our business.
●	Conditions and changes in the global economic environment may adversely affect our business and financial results.
●	The international scope of our business exposes us to risks associated with foreign exchange rates.
●	We expect that the impact of COVID-19 will continue to adversely affect our business, results of operations and financial condition.
●	We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
●	If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

●	We may incur additional charges for excess and obsolete inventory, which could adversely affect our cost of sales and gross profit.
●	The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter or year to year.
●	We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.
●	If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.
●	We may become involved in an intellectual property dispute that could subject us to significant liability and divert the time and attention of our management and prevent us from selling our products.
●	We rely on subcontractors to manufacture and deliver our products.
●	Our manufacturers rely on a limited number of suppliers for several significant components used in our products.
●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
●	Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.
●	Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.
●	A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.
●	A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.
●	The increasing availability of handheld GPRS devices may reduce the demand for our products for small fleet management.
●	The use of our products is subject to international regulations.
●	The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
●	Our financial statements may not reflect certain payments we may be required to make to employees.
●	Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.
●	Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
●	Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.
●	Our Israeli subsidiaries have incurred significant indebtedness to finance the Transactions.
●	The terms of the Credit Agreement restrict PowerFleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.
●	If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.
●	We provide no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future.
●	The unpredictability of our quarterly operating results could adversely affect the market price of our common stock.
●	We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.
●	Interest rate fluctuations may adversely affect our income and results of operations.
●	Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
●	Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
●	In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.
●	Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.
●	The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our common stock.
●	Any issuance of our common stock upon conversion of the Series A Preferred Stock will cause dilution to then existing Company stockholders and may depress the market price of our common stock.
●	The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
●	Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
●	The issuance of equity or debt securities under our shelf registration statement could have a negative impact on the price of our common stock.
●	Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
●	The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities which may prevent us from receiving the benefit of certain corporate opportunities.
●	Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

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

As of December 31, 2021, we had cash (including restricted cash,) and cash equivalents of $26.8 million and working capital of $43.6 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $12 million, $13.6 million, and $18.1 million for the years ended December 31, 2019, 2020 and 2021, respectively, and have incurred additional net losses since inception. At December 31, 2021, we had an accumulated deficit of approximately $134.4 million. Our ability to increase our revenues from the sale of our solutions will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

Our expansion into new products, services, and technologies, subjects us to additional risks.

We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

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

We are dependent on sales to customers outside the U.S. Our international sales are likely to account for a significant percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event (for example, the COVID-19 pandemic, continued global supply chain disruptions, inflation and other cost increases, and the conflict between Russia and Ukraine) could result in a significant decline in our revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations will increase our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, international expansion efforts, ability to attract and retain employees, business, and operating results. Although we plan to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

●	unexpected changes in regulatory requirements;

●	fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;

●	imposition of tariffs and other barriers and restrictions;

●	management and operation of an enterprise spread over various countries;

●	the burden of complying with a variety of laws and regulations in various countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	the conduct of unethical business practices in certain developing countries;

●	general economic and geopolitical conditions, including inflation and trade relationships;

●	war and acts of terrorism;

●	kidnapping and high crime rate;

●	natural disasters or pandemics (for example, the COVID-19 pandemic);

●	availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and

●	changes in export regulations.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Conditions and changes in the global economic environment may adversely affect our business and financial results.

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation, adverse business conditions and liquidity concerns. These events and the related uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business and results of operations. Uncertainty about current global economic conditions, in particular as a result of the COVID-19 pandemic, continued global supply chain disruptions, inflation and other cost increases, and the conflict between Russia and Ukraine, could also cause volatility of our stock price. During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide. This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, and payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected. If the current uncertainty in the general economy does not change or continue to improve, our business, financial condition and results of operations could be harmed.

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

In addition, several emerging market economies are particularly vulnerable to the impact of rising interest rates, inflationary pressures, and large external deficits. Risks in one country can limit our opportunities for growth and negatively affect our operations in another country or countries. As a result, any such unfavorable conditions or developments could have an adverse impact on our operations. Our results of operations and, in some cases, cash flows, have in the past been, and may in the future be, adversely affected by movements in exchange rates. In addition, we may also be exposed to credit risks in some of those markets. We may implement currency hedges or take other actions intended to reduce our exposure to changes in foreign currency exchange rates. If we are not successful in mitigating the effects of changes in exchange rates on our business, any such changes could materially impact our results.

We expect that the impact of COVID-19 will continue to adversely affect our business, results of operations and financial condition.

The global outbreak of COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. COVID-19 may continue to negatively affect our future business, results of operations and financial condition. The duration and extent of the impact of the pandemic on our business and financial results will depend largely on the future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak and COVID-19 variants, the extent and effectiveness of containment actions and vaccination campaigns, and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers, and suppliers.

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

Our products are primarily installed before or immediately after the initial sale of private or commercial vehicles. Consequently, a reduction in sales of new vehicles could reduce our market for services and products. New vehicle sales may decline for various reasons, including inflation, an increase in new vehicle tariffs, taxes or gas prices, an increased difficulty in obtaining credit or financing in the applicable local or global economy, or the occurrence of natural disasters or public health crises, such as the COVID-19 pandemic. A decline in sales of new vehicles in the markets in which we operate could result in reduced demand for our services and products.

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

In connection with the Transactions, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer entered into a credit agreement, dated August 19, 2019 (the “Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000,000 (comprised of two facilities in the aggregate principal amount of $20,000,000 and $10,000,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000,000. The outstanding amount under the term loan facilities was $24,400,000 as of December 31, 2021. Such indebtedness will have the effect, among other things, of reducing PowerFleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase PowerFleet Israel’s and Pointer’s vulnerability to fluctuations in market interest rates. The Credit Agreement requires PowerFleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness is secured by first ranking and exclusive fixed and floating charges, including by PowerFleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between PowerFleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to fund efforts to integrate I.D. Systems’ and Pointer’s businesses and realize expected benefits of the Transactions and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

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

We test goodwill for impairment on an annual basis and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We identified a material weakness in our internal control over financial reporting as of December 31, 2021, which has not been remediated (see Item 9A of this Annual Report on Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2021 due to the lack of controls to ensure accurate reporting of financial results in Israel.

We are still considering the full extent of the procedures to implement in order to remediate the material weakness described above; however, the current remediation plan includes: (i) utilizing external resources to support our efforts to rework certain control gaps across the various processes in Israel with identified deficiencies, (ii) implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel, and (iii) training relevant personnel to reinforce existing policies and enhancing policies with regard to appropriate steps and procedures required to be performed related to the execution and documentation of internal controls. We cannot assure you that any of our remedial measures will be effective in resolving this material weakness or that we will not suffer from other material weaknesses in the future.

If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.

Our subsidiaries PowerFleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last several years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

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

We operate through our wholly owned subsidiary Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) in Brazil, which has periodically experienced extremely high rates of inflation. In 2021, Brazil reached the double-digit inflation rate. Inflation, along with governmental measures to fight inflation and public speculation about possible future measures, has had significant negative effects on the Brazilian economy. In addition, future governmental actions, including actions to adjust the value of the Brazilian real, may trigger increases in inflation. There can be no assurance that inflation will not affect our business in Brazil in the future. In addition, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. It is also difficult to assess the impact that turmoil in the credit markets will have on the Brazilian economy and on our future operations and financial results or our operations in Brazil.

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

In August 2014, Pointer Brazil received a notice from the Brazilian tax authority alleging that it had not paid an aggregate of $190,000 in value-added tax, the Brazilian ICMS tax, plus $957,000 of interest and penalties, resulting in a total amount of $1,147,000 of alleged tax deficiency as of December 31, 2021. In July 2015, Pointer Brazil received another tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,476,000 as of December 31, 2021. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse with respect to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. While our legal counsel is of the opinion that it is probable that we will prevail in these proceedings and that no material costs will arise in respect to these claims, litigation is inherently subject to many uncertainties and we cannot provide any assurance that we will ultimately be successful.

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

Actions taken by the Brazilian government concerning the economy may have important effects on Brazilian corporations and other entities. Our financial condition and results of operations in Brazil may be adversely affected by the following factors and the Brazilian government’s response to the following factors:

●	devaluations and other exchange rate movements;
●	inflation;
●	investments;
●	exchange control policies;
●	employment levels;
●	social instability;
●	price instability;
●	energy shortages;
●	interest rates;
●	liquidity of domestic capital and lending markets;
●	tax policy; and
●	other political, diplomatic, social and economic developments in or affecting Brazil, including election years for president, governors, and national congress.

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

The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment. Despite the ongoing recovery of the Brazilian economy, weak macroeconomic conditions in Brazil are expected to continue in 2022, political uncertainty can result from the presidential elections and the transition to a new government could have an adverse effect on our business, results of operations and financial condition.

Any such new policies or changes to current policies may have a material adverse effect on the operations of our business in Brazil. Also, the political uncertainty resulting from the presidential elections and the transition to a new government may have an adverse effect on our business, results of operations and financial.

Economic uncertainty and volatility in Mexico may adversely affect our business.

Our subsidiaries Pointer Recuperacion Mexico S.A., de C.V. and Pointer Logistica y Monitoreo, S.A. de C.V. operate in Mexico, which has gradually experienced, since 2013, substantial decrease in the value of the Mexican peso against the U.S. dollar, together with growing inflation rates. The devaluation of the Mexican peso and rise in inflation rate has triggered demonstrations and heightened political tension. Severe devaluation may lead to future governmental actions, including actions to adjust the value of the Mexican peso, policies which may trigger further increases in inflation. There can be no assurance that inflation will not affect our business in Mexico in the future. In addition, any Mexican government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Mexico. Economic instability and or government imposition of exchange controls may also result in the disruption of the international foreign exchange markets and may limit our ability to transfer or convert pesos into U.S. Dollars and other currencies. Such policies could destabilize the country and adversely and materially affect the economy, and thereby our business. Additionally, due to agreements with the Confederation of Workers of Mexico in Mexico and the country’s high inflation rate, we may be required to increase employee salaries at a rate which could adversely affect our business.

Risks Related to our Securities

Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.

In connection with the closing of the Transactions, we issued Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”) pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”). The Series A Preferred Stock represents a significant percentage of the aggregate voting power of the Company. Based on an initial conversion price of $7.319, the Investors, who are the initial holders of the Series A Preferred Stock, own approximately 17% of the Company on an as-converted basis as of March 10, 2022. Except as required by applicable law or as otherwise specifically set forth in our Amended and Restated Certificate of Incorporation (the “Charter”), the holders of Series A Preferred Stock will not be entitled to vote on any matter presented to our stockholders unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of our common stock as a single class on an as-converted basis unless and until such time as the holders of at least a majority of the outstanding shares of Series A Preferred Stock provide further written notice to the Company that they elect to deactivate their voting rights. In addition, the aggregate voting power of the Series A Preferred Stock may increase further in connection with the accrual of dividends at an initial minimum rate of 7.5% per annum, which may be payable, at our election, in kind through the issuance of additional shares of Series A Preferred Stock. However, to the extent voting rights of the Series A Preferred Stock have been activated, any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of our common stock issuable upon conversion of shares of Series A Preferred Stock held by such holder that exceeds the quotient of (i) the aggregate Series A Issue Price (as defined below) for such shares of Series A Preferred Stock divided by (ii) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable). As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders.

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

As of March 10, 2022, our executive officers and directors beneficially owned, in the aggregate, 8% of our outstanding common stock, not including 5,563,594 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 35,967,442 shares of common stock outstanding as of March 10, 2022, of which 33,263,698 shares are freely transferable without restriction, and 2,703,744 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2021, options to purchase 3,470,000 shares of our common stock were issued and outstanding, of which 1,546,000 were vested. The weighted-average exercise price of the vested stock options is $5.67. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

Article SIXTEENTH of the Charter provides, subject to certain exceptions enumerated in Article SIXTEENTH, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any action asserting a claim arising pursuant to the General Corporation Law of Delaware (the “DGCL”) or the Charter or our Amended and Restated Bylaws or as to which the DGCL confers jurisdiction on such court, or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, in each of the aforementioned actions, among other things, any claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. Accordingly, the exclusive forum provision will not apply to claims arising under the Securities Act the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article SIXTEENTH provides that any person or entity who acquires an interest in our capital stock will be deemed to have notice of and consented to the provisions of Article SIXTEENTH. Stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Tampa, Florida and Frisco, Texas. Our New Jersey offices measure approximately 13,899 square feet and is leased space. Our Florida offices consist of approximately 25,000 square feet of leased administrative and warehouse space, and our Texas offices consist of approximately 5,514 square feet of leased administrative space.

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

Holders

As of March 10, 2022, there were 29 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2021 - October 31, 2021	2,000	$6.65	(1)	$-	$-
November 1, 2021 - November 30, 2021	11,000	$6.83	(1)	$-	$-
December 1, 2021 - December 31, 2021	69,000	$4.75	(1)	$-	$-
Total	82,000	$5.07		$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Reserved.

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

Overview

PowerFleet, Inc. (together with its subsidiaries, “PowerFleet,” the “Company,” “we,” “our” or “us”) is a global leader of Internet-of-Things (“IOT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

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

We incurred net losses of approximately, $12 million, $13.6 million, and $18.1 million for the years ended December 31, 2019, 2020 and 2021, respectively, and have incurred additional net losses since inception. As of December 31, 2021, we had cash (including restricted cash) and cash equivalents of $26.8 million, working capital of $43.6 million, and an accumulated deficit of $134.4 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Goodwill and Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one reportable segment which is its only reporting unit. The Company operates in one operating segment which is its only reporting unit. The Company tests its goodwill for impairment annually which is the first day of the Company’s fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value. The Company performed a market-based quantitative assessment utilizing the guideline public company and guideline transaction approaches by comparing revenue and adjusted EBITDA multiples of similar sized companies and similar sized transactions. For the years ended December 31, 2019, 2020, and 2021, the Company did not incur an impairment charge.

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

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2019, 2020 and 2021, interest and penalties were immaterial.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our results reflect the operations of (i) Pointer Telocation Ltd. from October 3, 2019, the closing date of the transactions pursuant to which we acquired Pointer (the “Transactions”), (ii) the assets we acquired from CarrierWeb Services Ltd. from July 30, 2019, and (iii) the assets we acquired from CarrierWeb, L.L.C from January 30, 2019. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2019	2020	2021

Revenue:
Products	55.4%	40.2%	42.0%
Services	44.6%	59.8%	58.0%
	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	36.6%	26.6%	31.2%
Cost of services	16.6%	21.4%	21.1%
	53.2%	48.0%	52.3%

Gross profit	46.8%	52.0%	47.7%

Operating expenses:
Selling, general and administrative expenses	42.1%	45.7%	45.2%
Research and development expenses	10.4%	9.3%	8.8%
Acquisition related expenses	6.3%	0.0%	0.0%
Total operating expenses	58.8%	55.0%	54.0%

Loss from operations	-11.9%	-3.0%	-6.3%

Interest income	0.2%	0.1%	0.0%
Interest expense	-1.7%	-3.9%	-2.2%
Other income (expenses) net,	-0.1%	-0.1%	0.0%
Net loss before income taxes	-13.5%	-7.0%	-8.5%
Income tax benefit (expense)	0.1%	-0.9%	-2.0%
Net loss before non-controlling interest	-13.4%	-7.9%	-10.5%
Non-controlling interest	0.0%	0.0%	0.0%

Net loss	-13.4%	-7.9%	-10.5%
Accretion of preferred stock	-0.2%	-0.6%	-0.5%
Preferred stock dividend	-1.1%	-3.5%	-3.3%
Net loss attributable to common shareholders	-14.7%	-11.9%	-14.3%

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

REVENUES. Revenues increased by approximately $12.6 million, or 11.1%, to $126.2 million in 2021 from $113.6 million in 2020.

Revenues from products increased by approximately $7.3 million, or 16.1%, to $53.0 million in 2021 from $45.7 million in 2020. The increase in product revenue is attributable to an increase in sales by our PowerFleet for Logistics business.

Revenues from services increased by approximately $5.3 million, or 7.8%, to $73.2 million in 2021 from $67.9 million in 2020. The increase in services revenue is principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $11.4 million, or 21.0%, to $66.0 million in 2021 from $54.6 million in 2020. Gross profit was $60.2 million in 2021 compared to $59.0 million in 2020. As a percentage of revenues, gross profit decreased to 47.7% in 2021 from 52.0% in 2020. The decrease in gross profit as a percentage of revenue was principally due to changes in product mix and higher costs for components as a result of the global supply chain issues.

Cost of products increased by approximately $9.2 million, or 30.5%, to $39.4 million in 2021 from $30.2 million in 2020. Gross profit for products was $13.5 million in 2021 compared to $15.4 million in 2020. As a percentage of product revenues, gross profit decreased to 25.5% in 2021 from 33.8% in 2020. The decrease in gross profit as a percentage of product revenues was primarily due to a $400,000 one-time expense related to an incentive program to expand business with an existing customer that is one of the largest chassis lessors in North America.. Product gross profit was also impacted by product mix, higher costs associated with supply chain issues, electronic component shortages and inflation.

Cost of services increased by approximately $2.2 million, or 9.1%, to $26.6 million in 2021 from $24.4 million in 2020. Gross profit for services was $46.6 million in 2021 compared to $43.6 million in 2020. As a percentage of service revenues, gross profit decreased to 63.7% in 2021 from 64.2% in 2020.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $5.2 million, or 10.0%, to $57.1 million in 2021 compared to $51.9 million in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. There was an additional $1.0 million increase in severance and recruiting related expenses. As a percentage of revenues, SG&A expenses decreased to 45.2% in the year ended December 31, 2021, from 45.7% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.5 million, or 4.4%, to $11.1 million in 2021 compared to $10.6 million in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. As a percentage of revenues, R&D expenses decreased to 8.8% in the year ended December 31, 2021from 9.3% in the same period in 2020.

INTEREST EXPENSE. Interest expense decreased by $1.7 million, or 38.1%, to $2.8 million in 2021 from $4.5 million in 2020, due to the continued paydown of principal on our credit facility with Bank Hapoalim and the full paydown in 2020 of the convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) that we issued to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors” and a decrease in the foreign currency translation losses related to long-term debt included in interest expense.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $18.1 million, or $(0.52) per basic and diluted share, for 2021 as compared to net loss of $13.6 million, or $(0.46) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

REVENUES. Revenues increased by approximately $31.7 million, or 38.7%, to $113.6 million in 2020 from $81.9 million in 2019. The increase in revenue is attributable to a full year of revenue from the Pointer acquisition, which was completed on October 3, 2019, offset by a decrease in revenue in PowerFleet due to the impact COVID-19.

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

INTEREST EXPENSE. Interest expense increased by $3.1 million, or 225.3%, to $4.5 million in 2020 from $1.4 million in 2019, principally due to a full year of our credit facility with Bank Hapoalim and the “Notes” that we issued to the Investors, compared to a partial year of such interest expense in 2019 and an increase in the foreign currency translation losses related to long-term debt included in interest expense.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $13.6 million, or $(0.46) per basic and diluted share, for 2020 as compared to net loss of $12.0 million, or $(0.59) per basic and diluted share, for the same period in 2019. The decrease in the net loss was due primarily to the reasons described above

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2021, we had cash (including restricted cash), and cash equivalents of $26.8 million and working capital of $43.6 million, compared to cash (including restricted cash) and cash equivalents of $18.4 million and working capital of $28.9 million as of December 31, 2020.

On October 3, 2019, in connection with the completion of the Transactions, we issued and sold 50,000 shares of the Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to the Investors pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”) for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

Also, on October 3, 2019, we issued and sold the Notes to the Investors at the closing of the Transactions. We repaid in full the aggregate principal amount of $5.0 million and accrued interest under the Notes on October 1, 2020.

In addition, our wholly owned subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer (the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was $24,400,000 as of December 31, 2021. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

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

As a result of the COVID-19 pandemic the related global supply chain disruptions, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of December 31, 2021, we had cash (including restricted cash), cash equivalents and marketable securities of $26.8 million and working capital of $43.6 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least March 16, 2023.

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

Operating Activities

Net cash used in operating activities was $5.0 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $8.8 million for the same period in 2020. The net cash used in operating activities for the year ended December 31, 2021, reflects a net loss of $18.1 million and includes non-cash charges of $4.7 million for stock-based compensation, $8.6 million for depreciation and amortization expense and $2.9 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $9.7 million;
●	an increase in inventory of $6.1 million; and
●	an increase in accounts payable and accrued expenses of $8.3 million.

Net cash provided by operating activities was $8.8 million for the year ended December 31, 2020, compared to net cash used in operating activities of $7.3 million for the same period in 2019. The net cash provided by operating activities for the year ended December 31, 2020, reflects a net loss of $13.6 million and includes non-cash charges of $4.6 million for preferred dividends, $4.3 million for stock-based compensation, $8.4 million for depreciation and amortization expense and $2.8 million for right of use asset amortization. Changes in working capital items included:

●	a decrease in deferred revenue of $4.3 million;
●	a decrease in inventory of $3.1 million; and
●	a decrease in lease liabilities of $3.0 million.

Investing Activities

Net cash used in investing activities was $3.4 million for the year ended December 31, 2021, compared to net cash used in investing activities of $3.3 million for the same period in 2020. The cash used in investing activities for the year ended December 31, 2021, was for the purchase of fixed assets. The cash used in investing activities in the same period in 2020 was primarily for the purchase of fixed assets.

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

Financing Activities

Net cash provided by financing activities was $16.2 million for the year ended December 31, 2021, compared to net cash used in financing activities of $3.9 million for the same period in 2020. The change from the same period in 2020 was primarily due to the net proceeds from our stock offering of $26.9 million offset by the repayment of long-term debt of $5.6 million and the payment of preferred stock dividends of $4.1 million.

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

Inflation

Rising inflation and other macroeconomic conditions in the U.S. have resulted in higher costs of raw materials, freight, and labor, which has impacted our operating costs. In addition, we operate in several emerging market economies that are particularly vulnerable to the impact of inflationary pressures that could materially and adversely impact our operations in the foreseeable future.

Business Acquisitions

In addition to focusing on our core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions.

On January 30, 2019, we completed the acquisition of substantially all of the assets of CarrierWeb, L.L.C., and on July 30, 2019, we complete the acquisition of substantially all of the assets of CarrierWeb Services Ltd. (together, the “CarrierWeb Acquisitions”). The assets we acquired in the CarrierWeb Acquisitions have been integrated into our products. The CarrierWeb Acquisitions allow us to offer a full complement of highly integrated logistics technology solutions to its current customers and prospects and immediately adds more than 70 customers and 9,000 subscriber units.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements..

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PowerFleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerFleet, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2022 expressed an adverse opinion thereon.

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

Income Taxes – Uncertain Tax Positions
Description of the Matter

As discussed in Note 17 of the consolidated financial statements, the Company has recorded a liability of $0.5 million related to uncertain tax positions as of December 31, 2020. The Company conducts business in the US and various foreign countries and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational operations of the Company and changes in global income tax laws and regulations, including those in the US, there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.

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
March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PowerFleet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PowerFleet, Inc. and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, PowerFleet, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to various processes at the company’s Israel component.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Iselin, New Jersey

March 16, 2022

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2020	2021

ASSETS
Current assets:
Cash and cash equivalents	$18,127	$26,452
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $2,364 and $3,176 in 2020 and 2021, respectively	24,147	32,094
Inventory, net	12,873	18,243
Deferred costs - current	3,128	1,762
Prepaid expenses and other current assets	6,184	9,051
Total current assets	64,767	87,910

Deferred costs - less current portion	2,233	249
Fixed assets, net	8,804	8,988
Goodwill	83,344	83,487
Intangible assets, net	31,276	26,122
Right of use asset	9,700	9,787
Severance payable fund	4,056	4,359
Deferred tax asset	12,269	4,262
Other assets	3,115	4,703
Total assets	$219,564	$229,867

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	5,579	6,114
Accounts payable and accrued expenses	20,225	29,015
Deferred revenue - current	7,339	6,519
Lease liability - current	2,755	2,640
Total current liabilities	35,898	44,288

Long-term debt, less current maturities	23,179	18,110
Deferred revenue - less current portion	6,006	4,428
Lease liability - less current portion	7,050	7,368
Accrued severance payable	4,714	4,887
Deferred tax liability	10,763	5,220
Other long-term liabilities	674	706

Total liabilities	88,284	85,007
Commitments and Contingencies (note 21)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 55 shares issued and outstanding at December 31, 2020 and December 31, 2021	51,992	52,663

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 32,280 and 37,263 shares issued at December 31, 2020 and December 31, 2021, respectively; shares outstanding, 31,101 and 35,882 at December 31, 2020 and December 31, 2021, respectively	323	373
Additional paid-in capital	206,499	234,083
Accumulated deficit	(121,150)	(134,437)
Accumulated other comprehensive gain (loss)	399	391
Treasury stock; 1,179 and 1,381 common shares at cost at December 31, 2020 and December 31, 2021, respectively	(6,858)	(8,299)

Total Powerfleet, Inc. stockholders’ equity	79,213	92,111
Non-controlling interest	75	86
Total equity	79,288	92,197
Total liabilities and stockholders’ equity	$219,564	$229,867

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2020	2021

Revenues:
Products	$45,416	$45,651	$52,981
Services	36,499	67,942	73,227
Total revenues	81,915	113,593	126,208

Cost of Revenues:
Cost of products	29,982	30,219	39,445
Cost of services	13,569	24,357	26,580

	43,551	54,576	66,025

Gross profit	38,364	59,017	60,183

Operating expenses:
Selling, general and administrative expenses	34,447	51,878	57,100
Research and development expenses	8,540	10,597	11,058
Acquisition related expenses	5,135	-	-

	48,122	62,475	68,158

Loss from operations	(9,758)	(3,458)	(7,975)
Interest income	125	55	45
Interest expense	(1,373)	(4,467)	(2,764)
Other (expense) income, net	(50)	(102)	8

Net loss before income taxes	(11,056)	(7,972)	(10,686)

Income tax benefit (expense)	75	(1,038)	(2,607)

Net loss before non-controlling interest	(10,981)	(9,010)	(13,293)
Non-controlling interest	18	3	5

Net loss	(10,963)	(9,007)	(13,288)
Accretion of preferred stock	(168)	(672)	(672)
Preferred stock dividends	(916)	(3,927)	(4,112)

Net loss attributable to common stockholders	$(12,047)	$(13,606)	$(18,072)

Net loss per share attributable to common stockholders - basic and diluted	$(0.59)	$(0.46)	$(0.52)

Weighted average common shares outstanding - basic and diluted	20,476	29,703	34,571

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	December 31,
	2019	2020	2021

Net loss attributable to common stockholders	$(12,047)	$(13,606)	$(18,072)

Other comprehensive (loss) income, net:

Unrealized (loss) gain on investments	9	-	-
Reclassification of net realized investment loss (gain) included in net loss	38	-	-
Foreign currency translation adjustment	653	134	(8)

Total other comprehensive income (loss), net	700	134	(8)

Comprehensive loss	$(11,347)	$(13,472)	$(18,080)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2019	19,178	$192	$138,693	$(101,180)	$(435)	$(5,736)	$-	$31,534

Net loss attributable to common stockholders	-	-	(1,084)	(10,963)	-	-	-	(12,047)
Foreign currency translation adjustment	-	-	-	-	653	-	8	661
Reclassification of realized losses on investments, net of unrealized amounts	-	-	-	-	47	-	-	47
Shares issued pursuant to Pointer Transactions	10,756	107	57,973	-	-	-	-	58,080
Share based awards assumed Pointer Transaction		-	246	-	-	-	-	246
Shares issued relating to Keytroller acquisition consideration	148	1	999	-	-	-	-	1,000
Shares issued pursuant to CarrierWeb acquisition	71	1	405	-	-	-	-	406
Shares issued pursuant to exercise of stock options	59	1	221	-	-	-	-	222
Issuance of restricted shares	625	6	(6)	-	-	-	-	-
Forfeiture of restricted shares	(40)	-		-	-	-	-	-
Vesting of restricted stock units	7	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(317)	-	(317)
Stock based compensation	-	-	4,213	-	-	-	-	4,213
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(18)	(18)
Other	-	-	153	-	-	-	-	153
Balance at December 31, 2019	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180

Net loss attributable to common stockholders	-	-	(4,599)	(9,007)	-	-	-	(13,606)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	134	-	88	222
Issuance of restricted shares	461	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(143)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	149	1	(1)	-	-	-	-	-
Other	-	-	62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	199	3	935	-	-	-	-	938
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(382)	-	(382)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(423)	-	(423)
Common shares issued	810	8	4,033	-	-	-	-	4,041
Stock based compensation	-	-	4,259	-	-	-	-	4,259
Balance at December 31, 2020	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288

Net loss attributable to common stockholders	-	-	(4,785)	(13,287)	-	-	-	(18,072)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	-	-	-	-	(8)	-	16	8
Issuance of restricted shares	449	5	(4)	-	-	-	-	1
Forfeiture of restricted shares	(89)	(1)	-	-	-	-	-	(1)
Vesting of restricted stock units	39	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	156	2	875	-	-	-	-	877
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(794)	-	(794)
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Stock based compensation	-	-	4,676	-	-	-	-	4,676
Balance at December 31, 2021	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Year Ended December 31,
	2019	2020	2021

Cash flows from operating activities (net of net assets acquired):
Net loss	$(10,963)	$(9,007)	$(13,288)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(18)	(3)	(5)
Inventory reserve	207	260	(22)
Stock based compensation expense	3,794	4,259	4,676
Depreciation and amortization	3,347	8,425	8,553
Right-of-use assets, non-cash lease expense	965	2,832	2,859
Bad debt expense	474	1,035	1,442
Change in contingent consideration	54	-	-
Deferred income taxes	-	359	2,607
Other non-cash items	(40)	23	305
Changes in:
Accounts receivable	(1,297)	2,168	(9,643)
Inventory	(3,283)	3,050	(6,058)
Prepaid expenses and other assets	567	1,908	(2,918)
Deferred costs	539	3,169	3,349
Deferred revenue	(857)	(4,326)	(2,290)
Accounts payable and accrued expenses	360	(2,392)	8,300
Lease liabilities	(1,106)	(2,962)	(2,741)
Accrued severance payable, net	(12)	50	(145)

Net cash (used in) provided by operating activities	(7,269)	8,848	(5,019)

Cash flows from investing activities:
Acquisitions, net of cash assumed	(69,005)	-	-
Proceeds from sale of property and equipment	24	75	-
Capital expenditures	(1,042)	(3,373)	(3,398)
Purchases of investments	(99)	-	-
Proceeds from the sale and maturities of investments	4,638	-	-

Net cash (used in) provided by investing activities	(65,484)	(3,298)	(3,398)

Cash flows from financing activities:
Net proceeds from stock offering	46,309	4,041	26,867
Payment of preferred stock dividends	-	-	(4,112)
Proceeds from convertible note	5,000	-	-
Repayment of convertible note	-	(5,000)	-
Proceeds from long-term-debt	30,000	-	-
Repayment of long-term debt	(2,010)	(2,858)	(5,709)
Debt issuance costs	(742)	-	-
Short-term bank debt, net	75	(262)	(270)
Proceeds from exercise of stock options, net	330	556	229
Purchase of treasury stock upon vesting of restricted stock	(317)	(423)	(794)

Net cash (used in) provided by financing activities	78,645	(3,946)	16,211

Effect of foreign exchange rate changes on cash and cash equivalents	345	128	531
Net (decrease) increase in cash, cash equivalents and restricted cash	6,237	1,732	8,325
Cash, cash equivalents and restricted cash - beginning of period	10,466	16,703	18,435

Cash, cash equivalents and restricted cash - end of period	$16,703	$18,435	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	10,159	16,395	18,127
Restricted cash	307	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$10,466	$16,703	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	16,395	18,127	26,452
Restricted cash	308	308	308
Cash, cash equivalents, and restricted cash, end of period	$16,703	$18,435	$26,760

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	605	47	58
Interest	807	2,297	1,474

Noncash investing and financing activities:
Unrealized (loss) gain on investments	$47	$-	$-
Value of shares withheld pursuant to exercise of stock options	$-	$382	$647
Value of shares issued relating to acquisition contingent consideration	$1,000	$-	$-
Value of shares issued pursuant to acquisitions	$(58,486)	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2021

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

The Company is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. PowerFleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which the Company acquired Pointer Telocation Ltd. (the “Transactions”) and commenced operations on October 3, 2019, upon the closing of the Transactions.

Impact of COVID-19 and Supply Chain Disruptions

The global outbreak of COVID-19, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact on the Company’s business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak, the extent and effectiveness of containment actions and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers.

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. The Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability primarily during the last six months of 2021. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these audited consolidated financial statements, the full extent to which the COVID-19 pandemic may materially impact the Company’s business, results of operations and financial condition is uncertain.

Liquidity

As of December 31, 2021, the Company had cash (including restricted cash) and cash equivalents of $26,760 and working capital of $43,622. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer Telocation Ltd. (“Pointer”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its inception and does not have any borrowings as of December 31, 2021. See Note 11 for additional information.

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

On May 14, 2020, we entered into an equity distribution agreement for an “at-the-market offering” program (the “ATM Offering”) with Canaccord Genuity LLC, (“Canaccord”) as sales agent pursuant to which we issued and sold an aggregate of 810 shares of common stock for approximately $4,200 in gross proceeds. We terminated the equity distribution agreement effective as of August 14, 2020. See Note 14 for additional information regarding the ATM Offering.

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

Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. During 2020 and 2021 we proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least March 16, 2023.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The consolidated financial statements include the accounts of PowerFleet Inc. and its subsidiaries (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

[B] Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, and stand-alone selling price related to multiple element revenue arrangements. Actual results could differ from those estimates.

As of December 31, 2021, the impact of the COVID-19 pandemic continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at December 31, 2020 and 2021 consists of cash held in escrow for purchases from a vendor

[D] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $2,364 and $3,176 in 2020 and 2021, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

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

[G] Inventory:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (“FIFO”) method. Inventory consists of components, work in process and finished products

Inventory valuation reserves are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates

[H] Fixed assets and depreciation:

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

[J] Goodwill and intangibles:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one operating segment which is its only reporting unit. The Company tests its goodwill for impairment annually which is the first day of the Company’s fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value

In the evaluation of goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. By eliminating “Step 2” from the goodwill impairment test, the quantitative analysis of goodwill will result in an impairment loss for the amount that the carrying value of the reporting unit exceeds its fair value which is limited to the total amount of goodwill allocated to the reporting unit. The Company performed a market-based quantitative assessment utilizing the guideline public company and guideline transaction approaches by comparing revenue and adjusted EBITDA multiples of similar sized companies and similar sized transactions. For the years ended December 31, 2019, 2020, and 2021, the Company did not incur an impairment charge.

[K] Product warranties:

The Company typically provides a 1 – 3-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[L] Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $8,540, $10,597, and $11,058 in 2019, 2020 and 2021, respectively.

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

For the year ended December 31, 2021, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2020, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

For the year ended December 31, 2019, one customer accounted for 20% of the Company’s revenue.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2019, 2020 and 2021.

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

[Q] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $3,794, $4,142, and $4,416 for the years ended December 31, 2019, 2020 and 2021, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statement of operations. For the years ended December 31, 2019, 2020 and 2021, interest and penalties were immaterial.

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

	December 31, 2021
	Carrying Amount	Fair Value
Long term debt	$24,224	$24,224

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2019, 2020 and 2021 amounted to $1,228, $1,022, and $1,185, respectively.

[U] Foreign currency translation:

The Company’s reporting currency is the U.S dollar (“USD”). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency are $653, $134 and $(8) at December 31, 2019, 2020 and 2021, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation gains (losses) for the years ended December 31, 2019, 2020 and 2021 of $(42), $148 and $(128), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $(425), $(2,137) and $810, respectively, for the years ended December 31, 2019, 2020 and 2021, are included in interest expense in the Consolidated Statement of Operations.

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

[W] Recently issued accounting pronouncements:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.

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

NOTE 3 - ACQUISITIONS

Pointer Transactions

On October 3, 2019, the Company completed the Transactions, as a result of which I.D. Systems, Inc. (“I.D. Systems”) and PowerFleet Israel each became direct wholly-owned subsidiaries of the Company and Pointer became an indirect, wholly-owned subsidiary of the Company. Prior to the Transactions, PowerFleet, Inc. had no material assets, did not operate any business and did not conduct any activities, other than those incidental to its formation and the Transactions. I.D. Systems was determined to be the accounting acquirer in the Transactions. As a result, the historical financial statements of I.D. Systems for the periods prior to the Transactions are considered to be the historical financial statements of the Company and the results of Pointer have been included in the Company’s consolidated financial statements from the date of the Transactions.

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

CarrierWeb Acquisitions

On January 30, 2019, the Company completed the acquisition of substantially all of the assets of CarrierWeb, L.L.C. and on July 30, 2019, the Company completed the acquisition of substantially all of the assets of CarrierWeb Services Ltd. (collectively, the “CarrierWeb Acquisitions”).

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

The following table summarizes the final purchase price allocation of the CarrierWeb Acquisitions based on the fair values of the net assets acquired at the acquisition date:

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

The following table represents the combined pro forma revenue and earnings for the year ended December 31, 2019:

	Year Ended
	December 31, 2019 (b)
	Historical	Pro Forma Combined
		(Unaudited)
Revenues	$81,915	$135,126
Operating loss	(10,183)	(10,833)
Net loss per share - basic and diluted	$(0.59)	$(0.66)

(b)	Includes pro forma results for the Transactions. Pro forma results for the CarrierWeb Acquisitions are impracticable to provide as the acquisition was a carve-out from a bankruptcy transaction.

The combined pro forma revenue and earnings for the year ended 2019 for the Transactions were prepared as though such transactions had occurred as of January 1, 2019. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Pointer. This summary is not necessarily indicative of what the results of operations would have been had the Transactions occurred during such period, nor does it purport to represent results of operations for any future periods.

NOTE 4 - REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2019, 2020 and 2021.

	Year Ended December 31,
	2019	2020	2021

Products	$45,416	$45,651	$52,981
Services	36,499	67,942	73,227

	$81,915	$113,593	$126,208

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2020 and 2021 are as follows:

	Year Ended December 31,
	2020	2021

Assets:
Deferred contract costs	$2,157	$3,045
Deferred costs	$5,361	$2,011

Liabilities:
Deferred revenue- services (1)	$6,578	$8,401
Deferred revenue - products (1)	6,767	2,546

	13,345	10,947
Less: Deferred revenue current portion	(7,339)	(6,519)

Deferred revenue long term	$6,006	$4,428

(1)	The Company record deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2020 and 2021, the Company recognized revenue of $10,242 and $10,249, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2026, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2020	2021

Finance receivables, current	$692	$786
Prepaid expenses	2,979	4,580
Contract assets	767	1,124
Other current assets	1,746	2,561

	$6,184	$9,051

NOTE 6 - INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory consists of components, work in process and finished products. Inventories are shown net of valuation reserves of $515 and $260 at December 31, 2020 and 2021, respectively.

Inventories consist of the following:

	Year Ended December 31,
	2020	2021

Components	$7,697	$11,137
Work in process	237	699
Finished goods, net	4,939	6,407

	$12,873	$18,243

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	Year Ended December 31,
	2020	2021

Installed products	$4,174	$6,190
Computer software	5,882	6,732
Computer and electronic equipment	5,273	5,688
Furniture and fixtures	1,828	2,246
Leasehold improvements	1,353	1,445

	18,510	22,301
Accumulated depreciation and amortization	(9,706)	(13,313)
	$8,804	$8,988

Depreciation and amortization expense for the years ended December 31, 2019, 2020 and 2021 was $1,380, $3,097, and $3,399, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2019, 2020 and 2021 of $528, $515, and $426, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2021 and 2020:

December 31, 2021	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,356)	$14,908
Trademark and tradename	3-15	7,553	(2,096)	5,457
Patents	7-11	628	(262)	366
Technology	7	10,911	(5,709)	5,202
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(184)	24
		38,952	(12,995)	25,957

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(12,995)	$26,122

December 31, 2020	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(2,732)	$16,532
Trademark and tradename	3-15	7,553	(1,292)	6,261
Patents	7-11	2,117	(1,661)	456
Technology	7	10,911	(3,172)	7,739
Favorable contract interest	4	388	(331)	57
Covenant not to compete	5	208	(142)	66
		40,441	(9,330)	31,111

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,606	$(9,330)	$31,276

COVID-19 continues to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2020, and 2021, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

At December 31, 2021, the weighted-average amortization period for the intangible assets was 9.1 years. At December 31, 2021, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 7.0, 4.3, 4.0 and 5.0 years, respectively.

Amortization expense for the years ended December 31, 2019, 2020 and 2021 was $1,967, $5,328, and $5,154, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2022	$5,080
2023	5,035
2024	2,622
2025	2,495
2026	2,413
Thereafter	8,312
$25,957

The change in goodwill from January 1, 2020 to December 31, 2021 is as follows:

Balance as of January 1, 2020	$89,068
PPA measurement period adjustment (a)	(5,724)
Balance as of December 31, 2020	83,344
Other	143
Balance as of December 31, 2021	$83,487

a)	After considering all information related to the finalization of income taxes the Company reduced certain provisionally recorded deferred tax liabilities due to the new information with a corresponding decrease in the Pointer acquisition goodwill
b)

NOTE 9 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2019	2020	2021

Net loss attributable to common stockholders	$(12,047)	$(13,606)	$(18,072)

Weighted-average common share outstanding - basic and diluted	20,476	29,703	34,571

Net loss attributable to common stockholders - basic and diluted	$(0.59)	$(0.46)	$(0.52)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the years ended December 31, 2019, 2020 and 2021, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock and restricted stock units totaling 12,865, 11,998 and 11,628, respectively, would have been anti-dilutive due to the loss.

NOTE 10 - STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 6,500 shares of the Company’s common stock with a vesting period of approximately four to five years. There were 2,163 shares available for future issuance under the 2018 Plan as of December 31, 2021.

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

In response to the impact of COVID-19, the Board terminated and cancelled the Original Bonus Options and approved the following grants to replace the Original Bonus Options: (i) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Signing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, and will vest and become exercisable in full on December 31, 2022 if the volume weighted average price of the Company’s common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00 at any point prior to December 31, 2022, and (ii) options to purchase 350,000 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150,000 shares of the Company’s common stock to Mr. Mavrommatis (the “New Closing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.00 per share, and will vest and become exercisable immediately upon the Company achieving a 30 Day VWAP of $10.00

In connection with Mr. David Mahlab’s retirement from his role as the Chief Executive Officer International of the Company, the Company modified the vesting and exercise period of all unvested restricted stock, stock options and restricted stock units previously granted to Mr. Mahlab. Due to the modification of the terms of Mr. Mahlab’s stock options, restricted stock and restricted stock units, the Company recognized additional stock-based compensation expense of $1,261, $-0- and $278 for the years ended December 31, 2019, December 31, 2020 and December 31, 2021 respectively.

[A] Stock options:

A summary of the status of the Company’s stock options as of December 31, 2019, 2020 and 2021 and changes during the years then ended, is presented below:

	2019		2020		2021
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	1,220	$5.37	4,078	$5.79	3,624	$5.85
Share-based payments assumed	127	4.35	-	0.00	-	-
Granted	2,829	5.99	1,230	6.08	120	7.77
Exercised	(59)	3.79	(199)	4.72	(156)	5.60
Forfeited or expired	(39)	6.22	(1,485)	6.02	(118)	6.34

Outstanding at end of year	4,078	$5.79	3,624	$5.85	3,470	$5.91

Exercisable at end of year	847	$5.71	1,247	$5.60	1,546	$5.67

The following table summarizes information about stock options at December 31, 2021.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price

2.33 - 3.74	16	2	$2	16	$2
3.75 - 5.15	290	5	5	222	5
5.16 - 6.56	3,054	7	6	1,308	6
6.57 - 7.96	110	9	8	-	-

	3,470	7	$6	1,546	$6

	As of December 31, 2021
	Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life in Years

Options outstanding	$92	7
Options exercisable	$77	6

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	Year Ended December 31,
	2019	2020	2021

Expected volatility	42.1%	47.1%	50.2%
Expected life of options	6.7 years	6.3 years	6.5 years
Risk free interest rate	1.64%	0.93%	0.69%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during year	$2.20	$2.69	$3.81

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

For the years ended December 31, 2019, 2020 and 2021, the Company recorded $1,516, $1,587, and $1,684, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2019, 2020 and 2021 was $476, $1,974, and $1,201, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2020 and 2021 was $119, $313, and $483, respectively.

As of December 31, 2021, there was $2,741 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.69 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2019, 2020 and 2021 is as follows:

	Number of Non-Vested Shares	Weighted - Average Grant Date Fair Value

Non-vested, at January 1, 2019	568	6.65
Granted	625	5.82
Vested	(276)	6.40
Forfeited or expired	(40)	5.88

Non-vested, at December 31, 2019	877	6.17
Granted	463	4.88
Vested	(389)	6.01
Forfeited or expired	(145)	6.01

Non-vested, at December 31, 2020	806	5.54
Granted	450	7.63
Vested	(537)	5.35
Forfeited or expired	(90)	6.51

Non-vested, at December 31, 2021	629	7.06

For the years ended December 31, 2019, 2020 and 2021, the Company recorded $2,061, $2,272, and $2,529 respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2021, there was $3,321 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.47 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (“RSUs”) to employees. The following table summarizes the activity relating to the Company’s RSUs for the years ended December 31, 2019, 2020 and 2021:

	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value

Pointer share-based payments assumed	260	$5.60
Vested	(7)	5.60
Forfeited or expired	-
Restricted stock-units, non-vested December 31, 2019	253	$5.60
Vested	(148)	5.60
Forfeited or expired	(30)	5.60
Restricted stock-units, non-vested, December 31, 2020	75	$5.60
Vested	(35)	5.60
Forfeited or expired	(4)	5.60

Restricted stock-units, non-vested, December 31, 2021	36	$5.60

For the years ended December 31, 2019, 2020 and 2021 the Company recorded $217, $283, and $203 respectively, of stock-based compensation expense in connection with the RSUs. As of December 31, 2021, there was $50 of total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.50 years.

NOTE 11 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	Year Ended December 31,
	2020	2021

Short-term bank debt	$280	$-
Current maturities of long-term debt	$5,299	$6,114
Long term debt - less current maturities	$23,179	$18,110

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

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the original Credit Agreement was approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6%. In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The original Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default.

On August 23, 2021, PowerFleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with the covenants as of December 31, 2021.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the years ended December 31, 2019, 2020, and 2021 the Company recorded $18, $31, and $290 respectively, of amortization of the debt issuance costs. The Company recorded charges of $379, $1,451, and $1,078 to interest expense on its consolidated statements of operations for the years ended December 31, 2019, 2020 and 2021, related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the long-term debt as of December 31, 2021, are as follows:

Year ending December 31:

2022	$6,114
2023	5,200
2024	12,910

24,224
Less: Current Portion	6,114
Total	$18,110

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is to be due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Year Ended December 31,
	2020	2021

Accounts payable	$9,877	$17,748
Accrued warranty	705	1,146
Accrued compensation	5,581	6,644
Government authorities	3,047	2,080
Other current liabilities	1,015	1,397

	$20,225	$29,015

The Company’s products are warranted against defects in materials and workmanship for a period of 1-3 years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2020 and 2021.

The following table summarizes warranty activity during the years ended December 31, 2020 and 2021:

	Year Ended December 31,
	2020	2021

Accrued warranty reserve, beginning of year	$742	$807
Accrual for product warranties issued	784	1,335
Product replacements and other warranty expenditures	(667)	(411)
Expiration of warranties	(52)	(398)

Accrued warranty reserve, end of period (a)	$807	$1,333

(a)	Includes accrued warranty included in other long-term liabilities at December 31, 2020 and 2021 of $102 and $187, respectively.

NOTE 13 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years.

The Company has lease agreements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease cost associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during years ended December 31, 2019, 2020, and 2021.

Components of lease expense are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2021

Short term lease cost:	$584	$563

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2021

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$4,822	$2,695

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2021

Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	4.5%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2021 are as follows:

Year ending December 31:
2022	$3,034
2023	2,620
2024	1,920
2025	1,780
2026	744
Thereafter	959
Total lease payments	11,057
Less: Imputed interest	(1,050)
Present value of lease liabilities	$10,007

NOTE 14 - STOCKHOLDERS’ EQUITY

[A] Public Offering:

On February 1, 2021 the Company closed an underwritten public offering of 4,428 shares of common stock (which included the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses.

[B] ATM Offering:

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

[C] Redeemable Preferred stock:

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the year ended December 31, 2020, and December 31, 2021, the Company issued 1 and -0- additional shares of Series A Preferred Stock.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the years ended December 31, 2020 and December 31, 2021, the Company paid dividends in the amounts of $-0- and $4,112 shares respectively, to the holders of the Series A Preferred Stock. As of December 31, 2020, and December 31, 2021, dividends in arrears were $-0- and $-0- respectively.

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

On June 9, 2021, the Company entered into a preferred stock redemption right agreement (the “Redemption Right Agreement”) with the Investors, pursuant to which the Company had the right to redeem 10 shares of Series A Preferred Stock at a price of $1,450 per share plus all accrued and unpaid dividends, to be paid in cash. The Company did not exercise its redemption right and the Redemption Right Agreement automatically terminated on October 1, 2021.

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

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2019	$(388)	$(47)	$(435)

Net current period change	653	47	700

Balance at December 31, 2019	$265	$-	$265

Net current period change	134	-	134

Balance at December 31, 2020	399	-	399

Net current period change	(8)	-	(8)

Balance at December 31, 2021	$391	$-	$391

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues on a percentage basis by geographic region.

	Year Ended December 31,
	2019	2020	2021

United States	$60,544	$46,047	$50,844
Israel	9,650	38,719	44,849
Other	11,721	28,827	30,515

	$81,915	$113,593	$126,208

	Year Ended December 31,
	2019	2020	2021

Long lived assets by geographic region:

United States	$1,931	$1,425	$1,123
Israel	2,285	3,282	3,675
Other	4,023	4,097	4,190

	$8,240	$8,804	$8,988

NOTE 17 - INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2019	2020	2021

U.S. operations	$(10,888)	$(15,492)	$(15,017)
Foreign operations	(168)	7,520	4,331

	$(11,056)	$(7,972)	$(10,686)

The provision for income taxes consist of the following:

	Year Ended December 31,
	2019	2020	2021
Current:
Federal	$-	$-	$-
State	119	45	16
Foreign	(44)	54	127
	75	99	143
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	939	2,464
	-	939	2,464
Total (benefit) provision for income taxes	$75	$1,038	$2,607

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2019	2020	2021

Income tax benefit at the federal statutory rate	$(2,317)	$(1,674)	$(2,243)
State and local income taxes, net of federal taxes	(213)	(421)	410
Increase (decrease) in valuation allowance	402	2,595	(203)
Remeasurement of deferred tax adjustments	1,032	(48)	1,302
Permanent differences and other	1066	138	269
Foreign rate differential	(38)	(586)	1,681
GILTI inclusion	-	1,008	1,312
Other	(7)	26	79

	$(75)	$1,038	$2,607

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2021 are presented below:

	Year Ended December 31,
	2020	2021

Deferred tax assets:
Net operating loss carryforwards	$32,843	$28,042
Capital loss carryforwards	11,025	11,398
Deferred revenue	1,775	2,097
Stock-based compensation	886	801
Federal research and development tax credits	1,058	1,058
Intangibles, amortization	1,718	-
Inventories	65	344
Bad Debt Reserve	98	785
Deferred lease liability	626	714
Other deductible temporary differences	3,429	3,880

Total gross deferred tax assets	53,523	49,119
Less: valuation allowance	(46,070)	(44,228)

	7,453	4,891
Deferred tax liabilities:
Intangible amortization	(5,151)	(5,192)
ROU assets	(599)	(657)
Fixed assets, depreciation	(197)	-

	(5,947)	(5,849)

Net deferred tax (liabilities)/assets	$1,506	$(958)

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Year Ended December 31,
	2020	2021

Balance at the beginning of the year	$390	$423

Additions based on tax provisions taken related to current year	33	62

Balance at the end of year	$423	$485

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At December 31, 2021, the Company had an aggregate net operating loss carryforward of approximately $83,085 for U.S. federal income tax purposes. At December 31, 2021, the Company had an aggregate net operating loss carryforward of approximately $35,037 for state income tax purposes and a foreign net operating loss carryforward of approximately $35,902. Substantially all of the net operating loss carryforwards expire from 2022 through 2037 for pre-2018 federal net operating loss carryforwards and from 2022 through 2041 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operating loss carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2021, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $5,071 expiring through 2041, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2021 in excess of annual debt service costs requirements.

For the year ended December 31, 2021, the Company’s valuation allowance decreased to $44,228 compared to $46,070 as of December 31, 2020 primarily due to expiration of other net operating losses. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation allowance increased in 2020 and decreased in 2021 by $3,953, and $1,842 respectively.

Audits for federal income tax returns are closed for the years through 2017. However, the Internal Revenue Service (“IRS”) can audit the NOL’s generated during those years in the years that the NOL’s are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $190, plus $957 of interest and penalty, totaling $1,147 as of December 31, 2021. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $10,476 as of December 31, 2021. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $45. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

NOTE 19 – SUBSEQUENT EVENTS

Effective January 5, 2022, Steve Towe was appointed as the new Chief Executive Officer, succeeding Chris Wolfe.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2021, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that a material weakness existed as of December 31, 2021, with respect to its Israel component:

●	Controls were not designed, documented, and maintained to ensure accurate reporting of results in Israel including (i) insufficient design and operating effectiveness of management review controls including the appropriate level of precision required to mitigate the potential for a material misstatement, (ii) insufficient documentation evidencing management’s review to support the financial statement close process and (iii) inadequate verification for completeness and accuracy of key reports.

The material weakness did not result in any restatements of consolidated financial statements previously reported by us, there were no changes in previously released financial results and management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

We have begun to develop remediation plans for the material weakness as described below:

●	Utilizing external resources to support its efforts to rework certain control gaps across the various processes in Israel with identified deficiencies
●	Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel
●	Training of relevant personnel reinforcing existing policies and enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls

Our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,470,000	$5.91	2,163,000

Total	3,470,000	$5.91	2,163,000

(1)	These plans consist of the PowerFleet, Inc. 2018 Incentive Plan, the 2015 Equity Compensation Plan, the 2009 Non-Employee Director Equity Compensation Plan which were our only equity compensation plans under which awards were outstanding as of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2022 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of PowerFleet, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among PowerFleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of PowerFleet, Inc. for the fiscal year ended December 31, 2019 filed with the SEC on April 8, 2020).

10.1	I.D. Systems, Inc. 2007 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of I.D. Systems, Inc., filed with the SEC on November 21, 2012).*

10.2.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.2.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.3	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.4	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on July 21, 2021).*

10.5.1	Severance Agreement, dated September 11, 2009, by and between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009)

10.5.2	Amendment to Severance Agreement, dated May 28, 2020, between PowerFleet, Inc. and Ned Mavrommatis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on June 1, 2020).

10.6	Employment Offer Letter, dated December 6, 2016, between PowerFleet, Inc. and Chris A. Wolfe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on December 8, 2016).*

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

10.11.1

Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.11.2

Amendment No. 1, effective as of January 7, 2020, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PowerFleet, Inc., filed with the SEC on November 10, 2021).

10.11.3	Amendment No. 2, effective as of August 1, 2021, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on August 25, 2021).

10.12	Equity Distribution Agreement, dated May 14, 2020, by and between PowerFleet, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

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

Date: March 16, 2022

POWERFLEET, INC.

By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	March 16, 2022
Steve Towe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	March 16, 2022
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	March 16, 2022
Anders Bjork

/s/ Michael Brodsky	Director	March 16, 2022
Michael Brodsky

/s/ Michael Casey	Director	March 16, 2022
Michael Casey

/s/ Charles Frumberg	Director	March 16, 2022
Charles Frumberg

/s/ David Mahlab	Director	March 16, 2022
David Mahlab

/s/ Medhini Srinivasan	Director	March 16, 2022
Medhini Srinivasan

