Form 10-K/A
period 2021-12-31
PowerFleet, Inc.
filed 2022-05-02
CIK 1774170

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

The number of shares of the registrant’s Common Stock outstanding as of April 28, 2022, was 36,145,889 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID	Auditor Name:	Auditor Location:
42	Ernst & Young LLP	Iselin, New Jersey

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) of PowerFleet, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. In this Amendment No. 1, unless the context indicates otherwise, the designations “PowerFleet,” the “Company,” “we,” “us” or “our” refer to PowerFleet, Inc. and its subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2021 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2021 Annual Report is hereby deleted. Items 10, 11, 13 and 14 of Part III of the 2021 Annual Report are amended and restated in their entirety and Item 12 of Part III of the 2021 Annual Report is supplemented as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2021 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 16, 2022 filing of the 2021 Annual Report or modify or update the disclosure contained in the 2021 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2021 Annual Report and our other filings with the SEC.

POWERFLEET, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 28, 2022, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Steve Towe	50	Chief Executive Officer and Director
Anders Bjork	48	Series A Director
Michael Brodsky	54	Director and Chairman of the Board of Directors
Michael Casey	58	Director
Charles Frumberg	66	Director
David Mahlab	65	Director
Medhini Srinivasan	37	Series A Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Ned Mavrommatis	51	Chief Financial Officer, Treasurer and Corporate Secretary

Directors

Steve Towe. Mr. Towe has served as our Chief Executive Officer and a director of the Company since January 2022. Mr. Towe also serves on the board of directors of PowerFleet Israel Ltd., a wholly-owned subsidiary of the Company (“PowerFleet Israel”). Mr. Towe has over twenty years’ of experience in senior leadership positions for global software companies and previously served as President and Chief Operating Officer of Aptos, Inc., a global leader of unified commerce solutions in the retailer enterprise SaaS market, from 2016 to December 2021. Mr. Towe has vast knowledge of the IoT industry, having served from 2011 to 2016, as the Chief Commercial Officer of Masternaut, a global telematics provider. Before his tenure at Masternaut, Mr. Towe served as Managing Director, from 2006 to 2011, and Director of Group Operations, from 2002 to 2006, of Cybit Ltd, a market consolidating data company, and was a founding member and senior executive of Fleetstar Information Systems, the fleet management subsidiary of the Trafficmaster Group, from 2001 to 2002. Mr. Towe’s early career was spent in numerous leadership roles for global retailer WH Smith.

Mr. Towe’s qualifications to serve on our board of directors (the “Board”) include his years of experience scaling high value, global technology organizations. In addition, Mr. Towe’s role as the Chief Executive Officer of the Company provides the Board with invaluable insight into the management and daily operations of the Company.

Anders Bjork. Mr. Bjork has served as a director of the Company and of Pointer Telocation Ltd., a wholly-owned subsidiary of the Company (“Pointer”), since October 2019. Mr. Bjork is a Partner at ABRY Partners, a private equity investment firm, which he joined in February 2017. Prior to joining ABRY Partners, he was a Principal at Fir Tree Partners, a private investment firm, from May 2014 to February 2017. He has also worked for private investment firms Guggenheim Partners and VSS and previously led corporate development at information services company IHS Markit. Mr. Bjork holds a B.S., with honors, from the University of Denver, an M.S.F. from the Daniels College of Business at the University of Denver, and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June 2014, as Chairman of the Board since December 2016 and as a director of Pointer since October 2019. Previously, Mr. Brodsky was the Lead Director of the Board from June 2014 until December 2016. Mr. Brodsky is the co-founder and Chief Executive Officer of Options Solutions, LLC, a specialized asset manager, and the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky also currently serves on the board of directors of EdgeCortix Inc., a firm specializing in semi-conductor technology, since March 2021, and on the board of advisors of Alpine Acquisition Corporation (Nasdaq: REVE), a special purpose acquisition company focused on the family leisure and hospitality industries, since July 2021. Previously, Mr. Brodsky served on the board of directors of Genesis Land Development Corporation (OTCMKTS: GNLAF), a residential land developer and homebuilder, from 2012 to May 2019, including as Chairman of the Board from September 2012 to May 2019, on the board of directors of Determine, Inc. (Nasdaq: DTRM), a provider of contract management, procurement and sourcing software, from October 2010 until its sale in April 2019, including as Chairman of the Board from August 2013 to April 2019 and as Chief Executive Officer from August 2013 until December 2013, on the board of directors of Trans World Corporation (OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe, from September 2013 until its sale in March 2018, including as Chairman of the Board from June 2014 to March 2018, and on the board of directors of Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. From February 2015 until its sale in July 2015, Mr. Brodsky also served on the board of directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet, tubing, and other highly-engineered components. From February 2013 to July 2014, he was a member of the board of directors of AltiGen Communications, Inc. (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions. Previously, he was a member of the board of directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc. (formerly Nasdaq: UBET), an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com, Inc. by Churchill Downs Incorporated (Nasdaq: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on the board of directors of Churchill Downs until April 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm. Mr. Brodsky holds a B.A. from Syracuse University, an M.B.A. from the Kellogg School of Management at Northwestern University, and a J.D. from Northwestern University Pritzker School of Law.

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

David Mahlab. Mr. Mahlab has served as a director of the Company and a director of the Company’s wholly owned subsidiaries, PowerFleet Israel and Pointer, since October 2019. Mr. Mahlab previously served as Chief Executive Officer International of the Company from October 2019 until January 2020, as the President and Chief Executive Officer of Pointer from February 1, 2011 until its acquisition by the Company in October 2019 and as the Chief Executive Officer International of Pointer from October 2019 until January 2020. Mr. Mahlab is the co-founder of Scopus Video Networks, a provider of digital video networking products, where he served as both its Chief Executive Officer from 1995 until January 2007 and the chairman of its board of directors from January 2007 until March 2009. Since November 2020, Mr. Mahlab has served as Chairman of the Board of Blitz Motors, an Israel-based developer and manufacturer of electric scooters. Since August 2020, Mr. Mahlab has also served as the Chief Executive Officer of Everest Technologies, an Israel-based company that provides automatic test equipment design. Mr. Mahlab holds a BSc. and a MSc. in Electrical Engineering from the Technion-Israel Institute of Technology, an MBA from Tel Aviv University and LLB from Tel Aviv University.

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

Medhini Srinivasan. Ms. Srinivasan has served as a director of the Company and of Pointer since July 2020. Ms. Srinivasan is a Principal at ABRY Partners, a private equity investment firm, which she joined in 2016. Prior to joining ABRY Partners, she served as Vice President at Moelis Capital Partners, a private equity firm, from 2012 to 2015. She has also worked for The Edgewater Funds and J.P. Morgan. Ms. Srinivasan holds an M.B.A. with Honors from The Wharton School at the University of Pennsylvania and a B.B.A. with High Distinction from the Stephen M. Ross School of Business at the University of Michigan.

With her many years of experience as an investment professional, Ms. Srinivasan brings significant financial and capital markets expertise as well as a professional investor’s perspective to the Board. We believe Ms. Srinivasan’s expertise in finance and capital markets and her business and investment experience enable her to be an effective contributing member of the Board.

Executive Officers

Steve Towe. See narrative description under the caption “Directors” above.

Ned Mavrommatis. Mr. Mavrommatis has served as our Chief Financial Officer since joining us in August 1999, as our Treasurer since June 2001 and as our Corporate Secretary since November 2003. Mr. Mavrommatis is also the Managing Director of our wholly owned subsidiaries, PowerFleet GmbH and PowerFleet Systems Ltd. In addition, Mr. Mavrommatis currently serves on the board of directors of Duos Technologies Group, Inc. (Nasdaq: DUOT), a provider of intelligent analytical technology solutions. Prior to joining us, Mr. Mavrommatis worked in public accounting at the firm of Eisner LLP (currently known as EisnerAmper LLP). Mr. Mavrommatis received a Master of Business Administration in finance from New York University’s Leonard Stern School of Business and a Bachelor of Business Administration in accounting from Bernard M. Baruch College, The City University of New York. Mr. Mavrommatis is also a Certified Public Accountant. Mr. Mavrommatis has notified the Company of his resignation as Chief Financial Officer of the Company, which will become effective on May 15, 2022.

Board Composition

On October 3, 2019, we completed the transactions (the “Transactions”) pursuant to which we acquired Pointer. Upon the closing of the Transactions, each of I.D. Systems, Inc. (“I.D. Systems”) and Pointer became wholly-owned subsidiaries of PowerFleet, Inc.

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

The Board has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at https://ir.powerfleet.com/corporate-governance/board-committees. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The information on our website is not a part of this Annual Report on Form 10-K/A. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to our independent registered public accounting firm and management.

In accordance with its written charter, the Audit Committee assists the Board in monitoring (i) the integrity of our financial reporting process including our internal controls regarding financial reporting, (ii) our compliance with legal and regulatory requirements and (iii) the independence and performance of our internal and external auditors, and serves as an avenue of communication among the independent registered public accounting firm, management and the Board.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. A copy of our Code of Ethics can be found on our website at https://ir.powerfleet.com/corporate-governance/governance-documents. The Code of Ethics also is available in print, free of charge, to any stockholder who requests a copy by writing to the Company at the following address: PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide the Company, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC, on our website.

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

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2021, except that each of Ned Mavrommatis, our Chief Financial Officer, and Chris Wolfe, our former Chief Executive Officer, filed late a Form 4 with respect to transactions that occurred on November 5, 2021.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2021, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Amendment No. 1 as a “Named Executive Officer:” (i) Chris Wolfe, who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2021, (ii) Ned Mavrommatis, who served as the Company’s Chief Financial Officer during the fiscal year ended December 31, 2021, and (iii) Elizabeth Elkins, who served as the Company’s Chief Product Officer through August 13, 2021. Following the accounting treatment of the Transactions, I.D. Systems was determined to be the accounting acquirer. As a result, for Messrs. Wolfe and Mavrommatis, who were executives of I.D. Systems prior to the completion of the Transactions, the following discussion and compensation tables reflect compensation related to their service with I.D. Systems and the Company during all of 2019. Mr. Wolfe retired from his position as Chief Executive Officer effective January 4, 2022.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2021 annual meeting held on July 20, 2021, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2021 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

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

On May 28, 2020, the Board approved certain temporary compensation actions in response to the impact and uncertainty caused by the global outbreak of COVID-19. Beginning with the pay period ending on May 31, 2020 and through the remainder of the 2020 fiscal year, the base salaries of all salaried employees in the United States, including Chris Wolfe, our former Chief Executive Officer, Ned Mavrommatis, our Chief Financial Officer, and Elizabeth Elkins, our former Chief Product Officer, were reduced by 15%. We took these and other actions to preserve cash in 2020 and issued to each employee affected by such compensation changes restricted stock in an amount equivalent to such employee’s salary reduction, which grants vested in full on December 31, 2021.

In addition on May 28, 2020, following a review of peer group data provided by, and based on the advice of, Korn Ferry, the Company’s independent compensation consultant (“Korn Ferry”), the Board also approved an increase in Mr. Wolfe’s annual base salary from $325,000 to $400,000. However, in light of the impact of COVID-19, such increase did not go into effect until January 1, 2021.

Cash Incentive Bonus Programs. The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of Messrs. Wolfe and Mavrommatis was eligible to receive a cash incentive bonus under our Executive Incentive Plan (“EIP”) for the fiscal year ended December 31, 2021, which is discussed below.

Executive Incentive Plan. On February 7, 2021, the Board approved the EIP for 2021. The objectives of the EIP are to align the interests of senior management with the Company’s performance goals. The EIP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. Under the EIP for 2021, the Company’s performance goals are based on (i) revenue growth, (ii) operating income, (iii) cash flow generation, and (iv) certain individual objectives for each executive. Executives are eligible to be awarded bonus compensation based on the Company’s annual results.

The EIP for 2021 may be modified or terminated by the Board at any time, but incentive awards that have been earned by the participating Named Executive Officers through the date of termination of the EIP will be payable. The Board has the authority to administer the EIP for 2021 and has the final decision on any discrepancies in interpretation of the EIP for 2021.

Awards under the EIP for 2021 were calculated as a percentage of the executive’s base salary. The target award under the EIP for 2021 for Chris Wolfe was set at 100% of his base salary and for Ned Mavrommatis was set at 75% of his base salary and may be payable in cash or restricted stock based on certain criteria. 25% of each executive’s target award under the EIP for 2021 could be earned based on each of the following metrics: (i) the Company having at least $(1.3) million in cash flow from operations less capital expenditures and scheduled amortization payments on the Company’s term loans for the 2021 fiscal year, (ii) the achievement of at least $0.8 million in operating income for the 2021 fiscal year, (iii) the achievement of at least $133 million in revenue for the 2021 fiscal year, and (iv) certain individual objectives. Based on the Company’s financial results for the fiscal year ended December 31, 2021 and the results of each executive’s applicable individual objectives, each of Chris Wolfe and Ned Mavrommatis received annual bonuses under the EIP for 2021 in the aggregate amount of $194,893 and $109,627, respectively.

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

Peer Group

In making decisions regarding the compensation of our executive officers, the Compensation Committee generally considers compensation and survey data for similarly situated executives at companies with comparable revenue, market capitalization and businesses as the Company. The Compensation Committee utilized as a reference for determining competitive total compensation packages for our Named Executive Officers for 2021, our peer group of companies that were identified by Korn Ferry, the compensation consultant retained by the Compensation Committee in 2020. These comparison data are primarily used to gauge the reasonableness and competitiveness of executive compensation decisions. The peer group of companies determined by Korn Ferry was based on revenue, market capitalization, business fit and peer groups identified by prior compensation consultants.

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

Employment Agreements

The Company has not entered into employment agreements with any of its executive officers.

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

As a condition to the Company’s obligations under the severance agreements, each of Messrs. Wolfe and Mavrommatis executed and delivered to the Company a restrictive covenants agreement containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation. These restrictive covenants will remain in effect during the applicable severance period.

The Company had also entered into an employment offer letter with Ms. Elkins, which provided Ms. Elkins with six months’ cash severance payments in the event she was terminated by the Company without cause. As Ms. Elkins resigned from the Company, effective as of August 13, 2021, no severance payments were made to Ms. Elkins.

Additionally, the Company has also entered into a severance agreement with its current Chief Executive Officer, Steve Towe. The severance agreement with Mr. Towe provides Mr. Towe with certain severance and change in control benefits upon the occurrence of one of the following events: (i) the termination of Mr. Towe’s employment by the Company without cause (a “Trigger Event”) or (ii) the termination of Mr. Towe’s employment by the Company without cause or Mr. Towe’s resignation for good reason within six months following a change in control event (a “Change in Control Trigger Event”).

Under the terms of the severance agreement with Mr. Towe, subject to Mr. Towe’s delivery of a general release to the Company, Mr. Towe will be entitled to the following upon a Trigger Event or Change in Control Trigger Event: (i) cash payments either (a) in the case of a Trigger Event, at the rate of his annual base salary, or (b) in the case of a Change in Control Trigger Event, at twice the rate of his annual base salary, in each case as in effect immediately prior to the Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 month, made as a series of separate payments that are payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of Mr. Towe’s healthcare continuation payments under COBRA for the 12-month severance period, provided that he timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of his previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity compensation plans shall continue to govern acceleration of vesting in the event of a change of control as defined in such plan); (iv) any bonus that would have otherwise been payable to Mr. Towe for the calendar year prior to termination; and (v) if the Trigger Event or Change in Control Trigger Event occurs prior to January 1, 2024, payment of any remaining unpaid installment of Mr. Towe’s $650,000 retention bonus.

As a condition to the Company’s obligations under the severance agreement with Mr. Towe, Mr. Towe also executed and delivered to the Company a restrictive covenants agreement containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2021, 2020 and 2019 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Chris Wolfe,	2021	400,000	(5)	—	688,550	—	194,893	19,790	1,303,233
Former Chief Executive Officer(5)	2020	424,675	(6)	—	—	885,500	297,000	10,505	1,617,680
	2019	325,000		—	336,135	832,880	48,750	10,776	1,553,541
Ned Mavrommatis	2021	300,000		57,686	317,791	—	109,627	26,727	811,831
Chief Financial Officer,	2020	299,704	(7)	—	—	379,500	223,312	30,328	932,844
Treasurer and Corporate Secretary	2019	300,000	(8)	—	220,201	543,314	33,750	29,403	1,126,668
Elizabeth Elkins,	2021	178,221	(9)	—	218,481	—	—	—	396,702
Former Chief Product Officer(9)	2020	257,102	(10)	—	113,100	49,171	—	—	419,373

(1)	The dollar amount shown under the heading “Bonus” with respect to Ned Mavrommatis for 2021 represents a discretionary cash bonus earned for 2021.

(2)	The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2021, 2020 and 2019 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2[Q] — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 10 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Annual Report.

(3)	The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Chris Wolfe and Ned Mavrommatis for 2021 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2021; (ii) for each of Chris Wolfe and Ned Mavrommatis for 2020 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2020, and (iii) for each of Chris Wolfe and Ned Mavrommatis for 2019 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2019.

(4)	The dollar amounts shown under the heading “All Other Compensation” represent the incremental cost of all perquisites and other personal benefits to our Named Executive Officers for automobile allowance and related expenses and health insurance premiums. The automobile allowance and related expenses for 2021 for Ned Mavrommatis was $13,188; and the health insurance premiums for 2021 for each of Chris Wolfe and Ned Mavrommatis were $19,790 and $13,539, respectively. The automobile allowance and related expenses for 2020 for Ned Mavrommatis was $13,188; the health insurance premiums for 2020 for each of Chris Wolfe and Ned Mavrommatis were $10,505 and $17,140, respectively. The automobile allowance and related expenses for 2019 for Ned Mavrommatis was $13,188; the health insurance premiums for 2019 for each of Chris Wolfe and Ned Mavrommatis were $10,776 and $16,215, respectively.

(5)	Effective as of January 1, 2021, the annual base salary of Chris Wolfe was increased to $400,000. Mr. Wolfe retired as Chief Executive Officer of the Company, effective as of January 4, 2022.

(6)	On May 28, 2020, the Board approved a $30,469 temporary reduction in Mr. Wolfe’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Mr. Wolfe received a grant of 6,414 restricted shares of common stock, which vested on December 31, 2021. In addition, on May 28, 2020, the Board approved an increase in Mr. Wolfe’s annual base salary from $325,000 to $400,000. In lieu of cash payments as a result of such increase to Mr. Wolfe’s annual base salary, Mr. Wolfe received grants of restricted stock to be issued on the last day of each calendar month in 2020, commencing with a grant on May 31, 2020 in an amount equivalent to $41,667 with all remaining grants in 2020 equal to an amount equivalent to $8,333 per month, which grants vested in full on December 31, 2020. The dollar amount shown reflects the amount of Mr. Wolfe’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Mr. Wolfe in lieu of his salary reduction and cash payments for his increased salary.

(7)	On May 28, 2020, the Board approved a $28,125 temporary reduction in Mr. Mavrommatis’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Mr. Mavrommatis received a grant of 5,921 restricted shares of common stock, which vested on December 31, 2021. The dollar amount shown reflects the amount of Mr. Mavrommatis’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Mr. Mavrommatis in lieu of his salary reduction.

(8)	Effective as of January 1, 2019, the annual base salary of Ned Mavrommatis was increased to $300,000.

(9)	Elizabeth Elkins’s annual base salary was $275,000. Ms. Elkins resigned as Chief Product Officer of the Company, effective as of August 13, 2021.

(10)	On May 28, 2020, the Board approved a $25,781 temporary reduction in Ms. Elkins’s base salary for the remainder of the 2020 fiscal year and in exchange for such salary reduction, Ms. Elkins received a grant of 5,428 restricted shares of common stock, which was scheduled to vest on December 31, 2021. As a result of Ms. Elkins’s resignation effective as of August 13, 2021, such shares were forfeited. The dollar amount shown reflects the amount of Ms. Elkins’s salary for 2020 received in cash and the aggregate grant date fair value of restricted stock received by Ms. Elkins in lieu of her salary reduction.

Grants of Plan-Based Awards

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2021.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(2)	(#)	($/Sh)	($)(3)
Chris Wolfe	2/7/2021	100,000	400,000	400,000	-	-	-	-	-	-	-
	2/7/2021	-	-	-	-	-	-	89,655	-	-	688,550
Ned Mavrommatis	2/7/2021	56,250	225,000	225,000	-	-	-	-	-	-	-
	2/7/2021	-	-	-	-	-	-	41,379	-	-	317,791
Elizabeth Elkins	2/7/2021	-	-	-	-	-	-	28,448	-	-	218,481

(1)	The information under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” relates to bonuses for the fiscal year ended December 31, 2021 payable to our named executive officers based on the achievement of annual company financial goals and individual objectives for 2021 pursuant to our Executive Incentive Plan.

(2)	Represents restricted shares issued under the Company’s 2018 Incentive Plan (the “2018 Plan”). Twenty-five percent (25%) of these restricted shares will vest on each of the first, second, third and fourth annual anniversary date of the date of grant, provided that the awardee is an employee of the Company on each such anniversary.

(3)	Calculated based on the closing price of our common stock, as reported on the Nasdaq Global Market on the date of grant.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to options that were exercised and shares of restricted stock that vested for each of our Named Executive Officers during the fiscal year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)(2)
Chris Wolfe	-	-	58,015	445,095
Ned Mavrommatis	117,314	385,618	47,695	363,480
Elizabeth Elkins	-	-	3,750	30,038

(1)	Represents the difference between the market price of the underlying securities at exercise of the option and the exercise price of the option.

(2)	Represents the aggregate dollar value of the shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Wolfe	100,000	-	5.21	8/4/2026	(3)	135,806	643,720	-	-
	100,000	-	4.70	12/7/2026	(3)	-	-	-	-
	81,250	81,250	6.08	1/30/2029	(3)	-	-	-	-
	78,788	78,788	5.87	11/5/2029	(3)	-	-	-	-
	-	350,000	6.28	5/28/2030	(4)	-	-	-	-
	-	350,000	6.00	5/28/2030	(5)	-	-	-	-
Ned Mavrommatis	23,678	-	5.93	3/29/2022	(6)	73,521	348,489	-	-
	16,503	-	5.71	4/4/2023	(3)	-	-	-	-
	3,888	-	6.00	2/17/2027	(3)	-	-	-	-
	50,000	50,000	6.08	1/30/2029	(3)	-	-	-	-
	54,546	54,545	5.87	11/5/2029	(3)	-	-	-	-
	-	150,000	6.28	5/28/2030	(4)	-	-	-	-
	-	150,000	6.00	5/28/2030	(5)	-	-	-	-
Elizabeth Elkins(7)	-	-	-	-		-	-	-	-

(1)	Represents restricted shares issued under the 2015 Equity Compensation Plan (the “2015 Plan”) and the 2018 Plan.

(2)	Calculated based on $4.74 per share, the closing price per share of our common stock, as reported on the Nasdaq Global Market, on December 31, 2021.

(3)	These option awards vest over a four-year period, such that twenty-five percent (25%) of the options vests on each of the first, second, third and fourth anniversaries of the date of grant, provided that the holder is an employee of the Company on each such anniversary.

(4)	These option awards will vest and become exercisable in full on December 31, 2022, provided that the holder is an employee of the Company on such date, if at any point prior to such date the volume weighted average price of our common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00.

(5)	These option awards will vest and become exercisable in full immediately upon the 30 Day VWAP reaching $10.00, provided that the holder is an employee of the Company on such date.

(6)	One hundred percent (100%) of these option awards vested on the third anniversary of the date of grant.

(7)	Elizabeth Elkins resigned as Chief Product Officer of the Company, effective as of August 13, 2021. As a result, all outstanding stock options that were not exercised within three months following the effective date of Ms. Elkins’s resignation were forfeited and all unvested shares of restricted stock were forfeited as of the effective date of her resignation.

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

The Company had also entered into an employment offer letter with Ms. Elkins, which provided Ms. Elkins with six months’ cash severance payments in the event she was terminated by the Company without cause. As Ms. Elkins resigned from the Company, effective as of August 13, 2021, no severance payments were made to Ms. Elkins.

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

Estimated Payments Upon Termination or Change in Control

The following table shows potential payments to Messrs. Wolfe and Mavrommatis under existing severance agreements, plans or arrangements in connection with a termination of employment or change in control with respect to the Company. Ms. Elkins resigned, effective as of August 13, 2021, and did not receive any severance payments or benefits. The following table assumes a December 31, 2021 termination or change in control date and uses the closing price of the Company’s common stock on the Nasdaq Global Market on December 31, 2021, $4.74. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officer. These actual amounts would only be known at the time the Named Executive Officers become eligible for payment and would only be payable upon the termination of employment or change in control.

Name	Benefit	Non Change-in-Control Termination (Without Cause or for Good Reason)		Change-in-Control Termination (Without Cause or for Good Reason)		Change-in-Control Only
Chris Wolfe(1)	Severance Pay	$400,000		$800,000		$—
	Exercise of Vested Stock Options Upon Termination	$—		$—	(2)	$—	(2)
	Realization of Restricted Stock Awards Upon Termination	$181,379	(3)	$643,716	(4)	$643,716	(4)
	Benefit Continuation	$22,272		$22,272		$—
Ned Mavrommatis	Severance Pay	$300,000		$300,000		$—
	Exercise of Vested Stock Options Upon Termination	$—		$—	(2)	$—	(2)
	Realization of Restricted Stock Awards Upon Termination	$107,742	(3)	$348,390	(4)	$348,390	(4)
	Benefit Continuation	$42,072		$42,072		$—

(1)	Chris Wolfe retired as Chief Executive Officer of the Company, effective as of January 4, 2022.

(2)	The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding options. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), options will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. No options were in-the-money as of December 31, 2021.

(3)	The terms of the severance agreements entered into between the Company and each of Messrs. Wolfe and Mavrommatis generally provide for accelerated vesting of a pro-rated portion of the unvested restricted shares held by the individual upon the occurrence of a “trigger event” (as defined in such severance agreements) or a “change in control trigger event” (as defined in Mr. Wolfe’s severance agreement).

(4)	The 2015 Plan provides that upon or in anticipation of any change in control (as defined in the 2015 Plan), the Compensation Committee has the discretion to accelerate the vesting of any outstanding restricted stock awards. The 2018 Plan provides that in the event of a change in control (as defined in the 2018 Plan), restricted stock will vest if the employee or service provider is terminated other than for cause within one year of a change in control or leaves for good reason. The amounts reported in the table assume that, with respect to restricted stock awards issued under the 2015 Plan, the Compensation Committee decided to accelerate the vesting of such outstanding restricted stock upon a change in control and that, with respect to restricted stock awards issued under the 2018 Plan, Messrs. Wolfe and Mavrommatis were terminated other than for cause within one year of a change in control or left for good reason.

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

Non-Employee Directors

On August 1, 2017, the Board adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, agreed to waive participation in the Company’s non-employee director compensation program. Each of the non-employee directors, other than the Series A Directors, was paid his retainer for 2021 in cash. With respect to restricted stock awards, the number of shares issuable in 2021 was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period ending on and including the 2021 annual meeting of stockholders.

The Chairman of the Board and the chairperson of each of the committees of the Board are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of the Board receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. Each of the non-employee directors, other than the Series A Directors, was paid his supplemental retainer in 2021 in cash.

During the fiscal year ended December 31, 2021, Michael Brodsky, Michael Casey, Charles Frumberg and David Mahlab were paid cash retainers in the aggregate amounts of $105,000, $77,000, $59,000 and $59,000, respectively. In addition, each such non-employee director received an award of 8,556 restricted shares of common stock in consideration for his services as a director of the Company, which were granted on August 9, 2021, pursuant to the 2018 Plan. All such restricted stock awards vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director is then serving as a director of the Company. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, did not receive any compensation for their service as directors during the fiscal year ended December 31, 2021.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Anders Bjork(5)	-	-	-	-
Michael Brodsky	$105,000	$61,689	-	$166,689
Michael Casey	$77,000	$61,689	-	$138,689
Charles Frumberg	$59,000	$61,689	-	$120,689
David Mahlab	$59,000	$61,689	-	$120,689
Medhini Srinivasan(5)	-	-	-	-

(1)	The amount under this column reflects the aggregate amount of cash retainers paid to each non-employee director.

(2)	The amounts under this column reflect the aggregate grant date fair value of 8,556 restricted shares of our common stock granted to each of Michael Brodsky, Michael Casey, Charles Frumberg and David Mahlab under the 2018 Plan on August 9, 2021, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2[Q] – Summary of Significant Accounting Policies – Stock-based compensation” and “Note 10 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in the 2021 Annual Report. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.” Each of the restricted stock awards granted to Messrs. Brodsky, Casey, Frumberg and Mahlab will vest in full on August 9, 2022, provided that such non-employee director is then serving as a director of the Company on such date.

(3)	At December 31, 2021, each of Messrs. Brodsky, Casey, Frumberg and Mahlab held 8,556 shares of unvested restricted stock and neither Anders Bjork nor Medhini Srinivasan held any shares of unvested restricted stock.

(4)	At December 31, 2021, Michael Brodsky held options to purchase 95,000 shares of our common stock, each of Michael Casey and Charles Frumberg held options to purchase 45,000 shares of our common stock, and David Mahlab held options to purchase 191,878 shares of our common stock. Neither Anders Bjork nor Medhini Srinivasan held any options to purchase shares of our common stock at December 31, 2021.

(5)	Anders Bjork and Medhini Srinivasan did not receive any compensation for their service as directors during the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock as of April 28, 2022 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
●	each of our Named Executive Officers;
●	each of our current directors; and
●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 28, 2022, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 28, 2022 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Amendment No. 1, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 36,145,889 shares of our common stock outstanding as of April 28, 2022. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding(1)
5% Stockholders:
ABRY Senior Equity Holdings V, LLC c/o ABRY Partners II, LLC 888 Boylston Street, Suite 1600 Boston, MA 02199	7,617,408	(2)	17.41%
Lynrock Lake LP 2 International Drive Suite 130 Rye Brook, NY 10573	3,580,966	(3)	9.91%
North Run Capital, LP 62 Walnut Street Wellesley, MA 02481	2,233,173	(4)	6.18%
Private Capital Management, LLC 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	2,229,699	(5)	6.17%
The Phoenix Holding Ltd. Derech Hashalom 53 Givataim, 53454, Israel	2,169,632	(6)	6.00%
Current Executive Officers:
Steve Towe	231,754	(7)	*
Ned Mavrommatis	479,824	(8)	1.32%
Former Executive Officers:
Chris Wolfe	150,567	(9)	*
Elizabeth Elkins	3,750	(10)	*
Current Non-Employee Directors:
Anders Bjork	—		*
Michael Brodsky	397,885	(11)	1.10%
Michael Casey	173,431	(12)	*
Charles Frumberg	187,825	(13)	*
David Mahlab	616,552	(14)	1.70%
Medhini Srinivasan	—		*
All current directors, and executive officers as a group (eight individuals)	2,087,271		5.69%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 36,145,889 shares of common stock of the Company outstanding as of April 28, 2022.

(2)	Based on information contained in Amendment No. 3 to Schedule 13D filed with the SEC on February 11, 2021 and a subsequent Form 4 filed with the SEC on April 4, 2022, ABRY Senior Equity Holdings V, LLC (“ASEH”) may be deemed to beneficially own an aggregate of 7,617,408 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by ABRY Senior Equity V, L.P. (“ASE”) and ABRY Senior Equity Co-Investment Fund V, L.P. (“ASECF”), with shared voting and dispositive power over such shares. ASE beneficially owns an aggregate of 6,392,529 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares. ASECF beneficially owns an aggregate of 1,224,879 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares.

(3)	Based on information contained in a Schedule 13G filed with the SEC on February 14, 2022, Lynrock Lake LP, a Delaware limited partnership (“Lynrock Lake”), Lynrock Lake Partners LLC, the general partner of Lynrock Lake (“Lynrock Lake Partners”), and Cynthia Paul, a U.S. citizen who serves as the sole member of Lynrock Lake Partners and Chief Investment Officer of Lynrock Lake, beneficially own an aggregate of 3,580,966 shares of the Company’s common stock, with sole voting and dispositive power over these shares.

(4)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2022, North Run Capital, LP, a Delaware limited partnership (“North Run Capital”), North Run Advisors, LLC, the general partner of North Run Capital (“North Run Advisors”), Todd B. Hammer and Thomas B. Ellis, U.S. citizens who serve as sole members of North Run Advisors, beneficially own an aggregate of 2,233,173 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(5)	Based on information contained in a Schedule 13G filed with the SEC on February 4, 2022, Private Capital Management, LLC, a Delaware limited liability company, beneficially owns an aggregate of 2,229,699 shares of the Company’s common stock, with shared voting and dispositive power over 959,907 shares, and sole voting and dispositive power over 1,269,792 shares.

(6)	Based on information contained in Amendment No. 3 to Schedule 13G filed with the SEC on February 7, 2022, The Phoenix Holding Ltd. beneficially owns an aggregate of 2,169,632 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(7)	This number includes 200,000 restricted shares of common stock, 25% of which shares vest on each of January 5, 2023, January 5, 2024, January 5, 2025 and January 5, 2026, provided that Mr. Towe is employed by the Company on each such date.

(8)	This number includes (i) 173,615 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 28, 2022; (ii) 2,504 restricted shares of common stock, which shares vest on January 7, 2023, provided that Mr. Mavrommatis is employed by the Company on such date; (iii) 13,636 restricted shares of common stock, 50% of which shares vest on each of November 5, 2022 and November 5, 2023, provided that Mr. Mavrommatis is employed by the Company on each such date; and (iv) 31,034 restricted shares of common stock, 33 1/3% of which shares vest on each of February 7, 2023, February 7, 2024 and February 7, 2025, provided that Mr. Mavrommatis is employed by the Company on each such date.

(9)	This number reflects Mr. Wolfe’s ownership as of the effective date of his cessation of employment. We do not have information as to Mr. Wolfe’s current share ownership.

(10)	This number reflects Ms. Elkins’s ownership as of the effective date of her cessation of employment. We do not have information as to Ms. Elkins’s current share ownership.

(11)	This number includes (i) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner; (ii) 8,556 restricted shares of our common stock, which vest on August 9, 2022, provided that Mr. Brodsky is a director of the Company on such date; and (iii) 95,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 28, 2022.

(12)	This number includes (i) 8,556 restricted shares of our common stock, which vest on August 9, 2022, provided that Mr. Casey is a director of the Company on such date; and (ii) 45,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 28, 2022.

(13)	This number includes (i) 8,556 restricted shares of our common stock, which vest on August 9, 2022, provided that Mr. Frumberg is a director of the Company on such date; (ii) 33,750 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 28, 2022; and (iii) 39,415 shares of our common stock held by Emancipation Capital SPV IV LLC, a Delaware limited liability company (“Emancipation SPV IV”). Emancipation Management LLC, a New York limited liability company (“Emancipation Management”) serves as the investment manager of Emancipation SPV IV. Emancipation Capital LLC, a Delaware limited liability company (“Emancipation Capital”) is the managing member of Emancipation SPV IV. Mr. Frumberg is the managing member of Emancipation Management and Emancipation Capital and shares voting and dispositive power over the shares held by Emancipation SPV IV.

(14)	This number includes (i) 8,556 restricted shares of our common stock, which vest on August 9, 2022, provided that Mr. Mahlab is a director of the Company on such date; and (ii) 191,878 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 28, 2022.

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

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Except as described below, since January 1, 2020, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 28, 2022, our common stock is the Company’s only class of voting securities.

Investment and Transaction Agreement

On March 13, 2019, we entered into an Investment and Transaction Agreement (the “Investment Agreement”) by and among I.D. Systems, the Company, PowerFleet US Acquisition Inc., and ASE, ASECF and ABRY Investment Partnership, L.P. (together with ASE and ASECF, the “Investors”), affiliates of ABRY Partners II, LLC, pursuant to which, on October 3, 2019, we issued and sold to the Investors (i) 50,000 shares of our Series A Preferred Stock for an aggregate purchase price of $50,000,000, and (ii) convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”). On May 13, 2020, the Company and the Investors amended and restated the Notes to, among other things, (i) remove the conversion feature of the Notes, (ii) provide for certain mandatory prepayment obligations of the Company on or following October 1, 2020, and (iii) extend the maturity date of the Notes to March 31, 2021. The Notes bore interest at 10% per annum. On October 1, 2020, we repaid in full the aggregate principal amount of $5,000,000 and accrued interest under the Notes. The net proceeds from the issuance and sale of the 50,000 shares of Series A Preferred Stock were used to fund our acquisition of Pointer. A portion of the proceeds from the Notes were used to pay expenses related to such acquisition and the remaining proceeds may be used for general corporate purposes. As a result of the issuance of the shares of Series A Preferred Stock to the Investors, ASE and ASEH became beneficial owners of more than 5% of our outstanding common stock.

Director Independence

Our Board has determined that, with the exception of Messrs. Towe and Mahlab, each of our current directors satisfies the current “independent director” standards established by the Nasdaq rules and, as to the members of the Audit Committee, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee is composed of Messrs. Casey, Brodsky and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee is composed of Messrs. Bjork, Casey and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brodsky, Bjork and Frumberg, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements, comfort letters, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC for the fiscal years ended December 31, 2020 and December 31, 2021 were $550,000 and $800,000, respectively. For the fiscal year ended December 31, 2021, aggregate audit fees included fees for the audit of the effectiveness of the Company’s internal control over financial reporting required by the Sarbanes-Oxley Act.

Audit-Related Fees

There were no fees billed by EY for audit-related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2020 and December 31, 2021.

Tax Fees

The aggregate fees billed by EY for professional services rendered for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2020 and December 31, 2021 were $279,000 and $222,000, respectively.

All Other Fees

The aggregate fees billed by EY for products or professional services rendered during the fiscal years ended December 31, 2020 and December 31, 2021 were $41,500 and $5,000, respectively, in addition to the services described under the captions “Audit Fees” and “Tax Fees” above, which primarily consist of fees related to financial reporting advisory services.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2022

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

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	May 2, 2022
Steve Towe	(Principal Executive Officer)

/s/ Ned Mavrommatis	Chief Financial Officer	May 2, 2022
Ned Mavrommatis	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	May 2, 2022
Anders Bjork

/s/ Michael Brodsky	Director	May 2, 2022
Michael Brodsky

/s/ Michael Casey	Director	May 2, 2022
Michael Casey

/s/ Charles Frumberg	Director	May 2, 2022
Charles Frumberg

/s/ David Mahlab	Director	May 2, 2022
David Mahlab

/s/ Medhini Srinivasan	Director	May 2, 2022
Medhini Srinivasan

