Form 10-Q
period 2022-03-31
PowerFleet, Inc.
filed 2022-05-10
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39080

POWERFLEET, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4366463
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

123 Tice Boulevard
Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 4, 2022, was 36,145,889.

INDEX

PowerFleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three months ended March 31, 2021 and 2022	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three months ended March 31, 2021 and 2022	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2021 through March 31, 2021 and January 1, 2022 through March 31, 2022	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2021 and 2022	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION	33

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2021*	March 31, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,452	$20,559
Restricted cash	308	308
Accounts receivable, net of allowance for doubtful accounts of $3,176 and $3,468 in 2021 and 2022, respectively	32,094	31,861
Inventory, net	18,243	20,313
Deferred costs - current	1,762	1,416
Prepaid expenses and other current assets	9,051	10,716
Total current assets	87,910	85,173

Deferred costs - less current portion	249	224
Fixed assets, net	8,988	8,532
Goodwill	83,487	83,487
Intangible assets, net	26,122	24,848
Right of use asset	9,787	9,597
Severance payable fund	4,359	4,282
Deferred tax asset	4,262	4,977
Other assets	4,703	4,778
Total assets	$229,867	$225,898

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	6,114	6,006
Accounts payable and accrued expenses	29,015	28,777
Deferred revenue - current	6,519	7,168
Lease liability - current	2,640	2,718
Total current liabilities	44,288	44,669

Long-term debt, less current maturities	18,110	16,258
Deferred revenue - less current portion	4,428	4,466
Lease liability - less current portion	7,368	7,128
Accrued severance payable	4,887	4,857
Deferred tax liability	5,220	5,305
Other long-term liabilities	706	738

Total liabilities	85,007	83,421
Commitments and Contingencies (note 20)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 56 shares issued and outstanding at December 31, 2021 and March 31, 2022	52,663	53,859

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,263 and 37,570 shares issued at December 31, 2021 and March 31, 2022, respectively; shares outstanding, 35,882 and 36,146 at December 31, 2021 and March 31, 2022, respectively	373	376
Additional paid-in capital	234,083	233,342
Accumulated deficit	(134,437)	(137,366)
Accumulated other comprehensive gain (loss)	391	644
Treasury stock; 1,381 and 1,424 common shares at cost at December 31, 2021 and March 31, 2022, respectively	(8,299)	(8,480)

Total PowerFleet, Inc. stockholders’ equity	92,111	88,516
Non-controlling interest	86	102
Total equity	92,197	88,618
Total liabilities and stockholders’ equity	$229,867	$225,898

*	Derived from audited balance sheet as of December 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2022

Revenues:
Products	$11,420	$14,392
Services	17,571	18,769
Total revenues	28,991	33,161

Cost of Revenues:
Cost of products	8,152	11,978
Cost of services	6,369	6,784
	14,521	18,762

Gross profit	14,470	14,399

Operating expenses:
Selling, general and administrative expenses	13,608	14,912
Research and development expenses	2,745	3,229
	16,353	18,141

Income (loss) from operations	(1,883)	(3,742)
Interest income	12	13
Interest expense	557	100
Other (expense) income, net	-	(1)

Net loss before income taxes	(1,314)	(3,630)

Income tax benefit (expense)	(473)	703

Net loss before non-controlling interest	(1,787)	(2,927)
Non-controlling interest	-	(1)

Net loss	(1,787)	(2,928)
Accretion of preferred stock	(168)	(168)
Preferred stock dividend	(1,028)	(1,028)

Net loss attributable to common stockholders	$(2,983)	$(4,124)

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.12)

Weighted average common shares outstanding - basic and diluted	33,259	35,332

See accompanying notes to unaudited condensed consolidated financial statements.

4

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2022

Net loss attributable to common stockholders	$(2,983)	$(4,124)

Foreign currency translation adjustment	(1,334)	253

Total other comprehensive income (loss)	(1,334)	253

Comprehensive loss	$(4,317)	$(3,871)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

`	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	-	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	-	-	-
Stock based compensation	-	-	457	-	-	-	-	457
Common shares issued, net of issuance costs	-	-	-	-	-	-	-	-
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618

`	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288
Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2022

Cash flows from operating activities
Net loss	$(1,787)	$(2,928)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	-	1
Inventory reserve	74	53
Stock based compensation expense	1,357	457
Depreciation and amortization	2,144	2,089
Right-of-use assets, non-cash lease expense	768	658
Bad debt expense	268	252
Deferred income taxes	473	(703)
Other non-cash items	88	556
Changes in:
Accounts receivable	(3,355)	(533)
Inventory	(829)	(1,929)
Prepaid expenses and other assets	214	(1,337)
Deferred costs	723	372
Deferred revenue	1,230	689
Accounts payable and accrued expenses	164	809
Lease liabilities	(748)	(631)

Net cash (used in) provided by operating activities	784	(2,125)

Capital expenditures	(597)	(610)

Net cash (used in) provided by investing activities	(597)	(610)

Cash flows from financing activities:
Net proceeds from stock offering	26,867	-
Payment of preferred stock dividends	(1,028)	-
Repayment of long-term debt	(1,315)	(1,497)
Short-term bank debt, net	91	-
Proceeds from exercise of stock options, net	70	-
Purchase of treasury stock upon vesting of restricted stock	(347)	(181)

Net cash (used in) provided by financing activities	24,338	(1,678)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,701)	(1,480)
Net (decrease) increase in cash, cash equivalents and restricted cash	22,824	(5,893)
Cash, cash equivalents and restricted cash - beginning of period	18,435	26,760

Cash, cash equivalents and restricted cash - end of period	$41,259	$20,867

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	18,127	26,452
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$18,435	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	40,951	20,559
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, end of period	$41,259	$20,867

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	2	3
Interest	384	326

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$647	$-

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

The Company is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. PowerFleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions (the “Transactions”) pursuant to which the Company acquired Pointer Telocation Ltd. (“Pointer”) and commenced operations on October 3, 2019. Upon the closing of the Transactions, PowerFleet became the parent entity of I.D. Systems and Pointer.

Impact of COVID-19 and Supply Chain Disruptions

The ongoing COVID-19 pandemic, and mitigation efforts by governments to attempt to control its spread, has resulted in significant economic disruption and continues to adversely impact the broader global economy. The extent of the impact of the pandemic on our business and financial results will depend largely on the future developments that cannot be accurately predicted at this time, including the duration of the spread of the outbreak and COVID-19 variants, the extent and effectiveness of containment actions and vaccination campaigns, and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers.

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. During the three-month period ended March 31, 2022, the Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these unaudited consolidated financial statements, the full extent to which the COVID-19 pandemic and the related supply chain issues may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2022, the consolidated results of its operations for the three-month periods ended March 31, 2021 and 2022, the consolidated change in stockholders’ equity for the three-month periods ended March 31, 2021 and 2022, and the consolidated cash flows for the three-month periods ended March 31, 2021 and 2022. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of March 31, 2022, the Company had cash (including restricted cash) and cash equivalents of $20,867 and working capital of $40,504. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer, are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company has not borrowed under the revolving credit facility since its inception and does not have any borrowings under the revolving credit facility as of March 31, 2022. See Note 11 for additional information.

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

On February 1, 2021, the Company closed an underwritten public offering (the “Underwritten Public Offering”) of 4,428 shares of common stock (which included the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses. The offer and sale of common stock in the Underwritten Public Offering were made pursuant to the Company’s shelf registration statement.

Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. During 2021 and 2022, we proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least May 10, 2023.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, the impairment of intangible assets, and stock-based compensation costs. Actual results could differ from those estimates.

As of March 31, 2022, the impact of COVID-19 continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2021 and March 31, 2022 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three-months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
	2021	2022

Products	$11,420	$14,392
Services	17,571	18,769

	$28,991	$33,161

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2021 and March 31, 2022:

	December 31, 2021	March 31, 2022
		(unaudited)
Assets:
Deferred contract costs	$3,045	$3,042
Deferred costs	$2,011	$1,640

Liabilities:
Deferred revenue- services (1)	$8,401	$9,576
Deferred revenue - products (1)	2,546	2,058

	10,947	11,634
Less: Deferred revenue and contract liabilities - current portion	(6,519)	(7,168)

Deferred revenue and contract liabilities - less current portion	$4,428	$4,466

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended March 31, 2021 and 2022, the Company recognized revenue of $2,718 and $2,208, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2027, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	March 31, 2022
		(Unaudited)
Finance receivables, current	$786	$833
Prepaid expenses	4,580	5,771
Contract assets	1,124	1,136
Other current assets	2,561	2,976

	$9,051	$10,716

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $260 at December 31, 2021, and $301 at March 31, 2022.

Inventories consist of the following:

	December 31, 2021	March 31, 2022
		(Unaudited)
Components	$11,137	$11,731
Work in process	699	269
Finished goods, net	6,407	8,313

	$18,243	$20,313

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2021	March 31, 2022
		(Unaudited)
Installed products	$6,190	$7,373
Computer software	6,732	6,288
Computer and electronic equipment	5,688	5,999
Furniture and fixtures	2,246	2,340
Leasehold improvements	1,445	1,479

	22,301	23,479
Accumulated depreciation and amortization	(13,313)	(14,947)
	$8,988	$8,532

Depreciation and amortization expense of fixed assets for the three-month periods ended March 31, 2021 and March 31, 2022 was $845, and $814, respectively. This includes amortization of costs associated with computer software for the three-month periods ended March 31, 2021 and March 31, 2022 of $107 and $109, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2021 and March 31, 2022:

March 31, 2022 (Unaudited)	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,763)	$14,501
Trademark and tradename	3-15	7,553	(2,296)	5,257
Patents	7-11	628	(284)	344
Technology	7	10,911	(6,344)	4,567
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(194)	14
		38,952	(14,269)	24,683

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(14,269)	$24,848

December 31, 2021	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,356)	$14,908
Trademark and tradename	3-15	7,553	(2,096)	5,457
Patents	7-11	628	(262)	366
Technology	7	10,911	(5,709)	5,202
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(184)	24
		38,952	(12,995)	25,957

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(12,995)	$26,122

At March 31, 2022, the weighted-average amortization period for the intangible assets was 9.1 years. At March 31, 2022, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 7.0, 4.3, 0.0 and 5.0 years, respectively.

Amortization expense for the three-month periods ended March 31, 2021 and March 31, 2022 was $1,299 and $1,274, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2022 (remaining)	$3,805
2023	5,035
2024	2,622
2025	2,495
2026	2,413
2027	2,233
Thereafter	6,080
$24,683

There have been no changes in the carrying amount of goodwill from January 1, 2021 to March 31, 2022.

For the three-month period ended March 31, 2022, the Company did not identify any indicators of impairment.

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

The Company granted options to purchase 5,065,000 shares of the Company’s common stock to certain executives. The options have an exercise price that range from $2.85 to $21.00. The options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) ranges between $10.50 and $21.00. The Company valued the market-based performance stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (1.8%), and expected stock price volatility (53.9%) over the expected life of awards (10 years). The weighted average fair value of options granted during the period was $1.27.

[A] Stock options:

The following table summarizes the activity relating to the Company’s market based stock options that were granted to certain executives for the three-month period ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	-	$-
Granted	5,065	14.14
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	5,065	$14.14	9.8 years	$453

Exercisable at end of period	-	$-	-	$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market based stock options that were granted to certain executives, for the three-month period ended March 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,470	$5.91
Granted	895	4.08
Exercised	-	-
Forfeited or expired	(949)	6.14

Outstanding at end of period	3,416	$5.92	6.9 years	$192

Exercisable at end of period	1,640	$5.72	4.7 years	$20

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2021	2022

Expected volatility	50.2%	49.4%
Expected life of options (in years)	7	7
Risk free interest rate	0.69%	1.73%
Dividend yield	0%	0%
Weighted-average fair value of options granted during year	$3.81	$2.04

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $377 and $34 for the three-month periods ended March 31, 2021 and March 31, 2022, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2021 and 2022 was $408 and $235, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2021 and 2022 was $451 and $-0-, respectively.

As of March 31, 2022, there was approximately $6,300 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the performance stock options that were granted to certain executives. That cost is expected to be recognized over a weighted-average period of 9.81 years.

As of March 31, 2022, there was approximately $2,982 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans that exclude the performance stock options. That cost is expected to be recognized over a weighted average period of 3.30 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2022 is as follows:

	Number of Non-Vested Shares	Weighted-Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	629	$7.06
Granted	398	3.99
Vested	(145)	7.39
Forfeited	(120)	7.12

Restricted stock, non-vested, end of period	762	$5.38

The Company recorded stock-based compensation expense of $665 and $388, respectively, for the three-month periods ended March 31, 2021 and 2022, in connection with restricted stock grants. As of March 31, 2022, there was $3,330 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.97 years.

[C] Restricted Stock Units:

The Company also has granted restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended March 31, 2022:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	36	$5.60
Granted	-	-
Vested	(31)	5.60
Forfeited	-	-

Restricted stock units, non-vested, end of period	5	$5.60

The Company recorded stock-based compensation expense of $55 and $35, respectively, for the three-month periods ended March 31, 2021 and 2022, in connection with the RSUs. As of March 31, 2022, there was $17 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.6 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended March 31, 2021 and 2022 are as follows:

	Three Months Ended
	March 31,
	2021	2022
Basic and diluted loss per share
Net loss attributable to common stockholders	$(2,983)	$(4,124)

Weighted-average common share outstanding - basic and diluted	33,259	35,332

Net loss attributable to common stockholders - basic and diluted	$(0.09)	$(0.12)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the three-month periods ended March 31, 2021 and 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 12,243 and 16,882, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2021	March 31, 2022
		(Unaudited)
Current maturities of long-term debt	$6,114	$6,006
Long term debt - less current maturities	$18,110	$16,258

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of March 31, 2022, no amounts were outstanding under the Revolving Facility.

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

On August 23, 2021, PowerFleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with the covenants as of March 31, 2022.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month periods ended March 31, 2021 and 2022, amortization of the debt issuance costs was $83 and $64, respectively. The Company recorded charges of $277 and $236 for the three-month periods ended March 31, 2021 and 2022, respectively, to interest expense on its consolidated statements of operations related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

Scheduled maturities of the long-term debt as of March 31, 2022 are as follows:

Year ending December 31:
April - December 2022	$4,532
2023	5,092
2024	12,640
22,264
Less: Current Portion	6,006
Total	$16,258

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	March 31, 2022
		(Unaudited)
Accounts payable	$17,748	$17,852
Accrued warranty	1,146	1,317
Accrued compensation	6,644	6,293
Government authorities	2,080	2,511
Other current liabilities	1,397	804

	$29,015	$28,777

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022.

The following table summarizes warranty activity for the three-month periods ended March 31, 2021 and 2022:

	Three Months Ended March 31,
	2021	2022

Accrued warranty reserve, beginning of year	$807	$1,333
Accrual for product warranties issued	396	342
Product replacements and other warranty expenditures	(127)	(167)
Expiration of warranties	(75)	(5)

Accrued warranty reserve, end of period (a)	$1,001	$1,503

(a)	Includes non-current accrued warranty included in other long-term liabilities at December 31, 2021 and March 31, 2022 of $187 and $186, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY

[A] Public Offering:

On February 1, 2021, the Company closed an underwritten public offering of 4,428 shares of common stock (which included the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses.

[B] Redeemable preferred stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the three-month periods ended March 31, 2021 and March 31, 2022, the Company issued -0- and 1 additional shares of Series A Preferred Stock.

Liquidation

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the original issuance price of $1,000.00 per share, subject to certain adjustments (the “Series A Issue Price”), plus all accrued and unpaid dividends thereon (except in the case of a deemed liquidation event, then 150% of such amount), and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation.

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-month period ended March 31, 2022, the Company paid dividends in the amounts of 1 share to the holders of the Series A Preferred Stock. As of March 31, 2022, dividends in arrears were $-0-.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2022	$391	$391
Net current period change	253	253

Balance at March 31, 2022	$644	$644

The accumulated balances for each classification of other comprehensive loss for the three-month period ended March 31, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2021	$399	$399
Net current period change	(1,334)	(1,334)

Balance at March 31, 2021	$(935)	$(935)

The Company’s reporting currency is the U.S. dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains/(losses) from the translation of foreign currency financial statements of $1,334 and $(253) at March 31, 2021 and 2022, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three-month periods ended March 31, 2021 and 2022 of $150 and $(203), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $1,027 and $544, respectively, for the three-month periods ended March 31, 2021 and 2022 are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended March 31,
	2021	2022

United States	$11,588	$13,058
Israel	11,047	12,180
Other	6,356	7,923

	$28,991	$33,161

	December 31, 2021	March 31, 2022
		(Unaudited)
Long lived assets by geographic region:

United States	$1,123	$959
Israel	3,675	3,289
Other	4,190	4,284

	$8,988	$8,532

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

	Three Months Ended March 31,
	2021	2022

Domestic pre-tax book income/(loss)	$(2,722)	$(2,919)
Foreign pre-tax book income/(loss)	1,408	(711)
Total income before income (loss) taxes	(1,314)	(3,630)
Income tax benefit (expense)	(473)	703
Total income (loss) after taxes	$(1,787)	$(2,927)

Effective tax rate	(36.0%)	19.4%

For the three-month periods ended March 31, 2021 and 2022, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel jurisdictions and certain discrete items.

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

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three-months ended March 31, 2021 and 2022.

Components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2022
Short term lease cost:	$178	$131

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2021	2022
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,053	$537

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2022

Weighted-average remaining lease term (in years)	3.5
Weighted-average discount rate	4.5%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2022 are as follows:

Year ending December 31:
April - December 2022	$2,398
2023	2,729
2024	1,973
2025	1,795
2026	828
Thereafter	1,180
Total lease payments	10,903
Less: Imputed interest	(1,057)
Present value of lease liabilities	$9,846

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

	March 31, 2022
	Carrying Amount	Fair Value
Long term debt	$22,264	$22,264

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended March 31, 2021 and 2022, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $224, plus $1,133 of interest and penalty, totaling $1,357 as of March 31, 2022. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $12,392 as of March 31, 2022. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $189. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

NOTE 21 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This updated standard is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus, COVID-19, and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2021 and this quarterly report on Form 10-Q for the three months ended March 31, 2022.

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

We deliver advanced data solutions that connect mobile assets to increase visibility, operational efficiency and profitability. Across our spectrum of vertical markets, we differentiate ourselves by developing mobility platforms that collect data from unique sensors. Further, because we are original equipment manufacturer (“OEM”) agnostic, we help organizations view and manage their mixed assets homogeneously. All of our solutions are paired with software as a service (“SaaS”) and analytics platforms to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of Key Performance Indicators (“KPI’s”) to drive operational and strategic decisions. Our customers typically get a return on their investment in less than 12 months from deployment.

Our enterprise software applications have machine learning capabilities and are built to integrate with our customers’ management systems to provide a single, integrated view of asset and operator activity across multiple locations while providing real-time enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, adding significant value to customers’ business operations, and helping to contribute to their bottom line. Our solutions also feature open application programming interfaces (“API’s”) for additional integrations and development to boost other enterprise management systems and third-party applications.

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

Drive Operational Efficiency & Productivity: To increase utilization of mobile assets, our solutions enable the identification of a change in status, real-time location, geo-fencing alerts when an asset is approaching or leaving its destination, cargo status, and on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive. Having this information enables customers to increase capacity, speed of service, right-size their fleets, and improve communication internally and with customers. In addition, customers can reduce revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging (“ELD”) and automated record keeping for regulatory compliance, monitoring of asset pools and geofence violations, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on dwell time and exceeding the allotted time for loading and unloading.

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

We provide our consulting services both as a stand-alone service to study the potential benefits of implementing an IoT business intelligence solution and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Recent Developments

The ongoing COVID-19 pandemic and its related impact on the global supply chain, inflation, and the conflict between Russia and Ukraine have resulted in significant economic disruption and continue to adversely impact the broader global economy, including certain of our customers and suppliers. Given the dynamic nature of this situation, we cannot reasonably estimate the impact of COVID-19, the supply chain disruptions, inflation or the conflict between Russia and Ukraine on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of the COVID-19 pandemic, supply chain disruptions, inflation and the conflict between Russia and Ukraine on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic subsides.

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

As of March 31, 2022, we had cash (including restricted cash) and cash equivalents of $20.9 million and working capital of $40.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through May 10, 2023.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

For the three-month period ended March 31, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2021	2022

Revenue:
Products	39.4%	43.4%
Services	60.6%	56.6%
	100.0%	100.0%
Cost of Revenue:
Cost of products	28.1%	36.1%
Cost of services	22.0%	20.5%
	50.1%	56.6%

Gross profit	49.9%	43.4%

Operating expenses:
Selling, general and administrative expenses	46.9%	45.0%
Research and development expenses	9.5%	9.7%
Total operating expenses	56.4%	54.7%

Loss from operations	-6.5%	-11.3%

Interest income	0.0%	0.0%
Interest expense	1.9%	0.3%
Other income (expenses) net,	0.0%	0.0%
Net loss before income taxes	-4.6%	-11.0%
Income tax benefit (expense)	-1.6%	2.1%
Net loss before non-controlling interest	-6.2%	-8.9%
Non-controlling interest	0.0%	0.0%

Net loss	-6.2%	-8.9%
Accretion of preferred stock	-0.6%	-0.5%
Preferred stock dividend	-3.5%	-3.1%
Net loss attributable to common shareholders	-10.3%	-12.5%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

REVENUES. Revenues increased by approximately $4.2 million, or 14.3%, to $33.2 million in the three months ended March 31, 2022, from $29.0 million in the same period in 2021.

Revenues from products increased approximately $3.0 million, or 26%, to 14.4 million in the three months ended March 31, 2022, from $11.4 million in the same period in 2021. The increase in product revenue is due to increased product sales in our PowerFleet for Logistics business.

Revenues from services increased approximately $1.2 million, or 6.8%, to $18.8 million in the three months ended March 31, 2022, from $17.6 million in the same period in 2021. The increase in services revenue is principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $4.3 million, or 29.2%, to $18.8 million in the three months ended March 31, 2022, from $14.5 million for the same period in 2021. Gross profit was $14.4 million in three months ended March 31, 2022, compared to $14.5 million for the same period in 2021. As a percentage of revenues, gross profit decreased to 43.4% in 2022 from 49.9% in 2021. The decrease in gross profit as a percentage of revenue was principally due to the increase in raw materials costs related to the global supply chain issues.

Cost of products increased by approximately $3.8 million, or 46.9%, to $12.0 million in the three months ended March 31, 2022, from $8.2 million in the same period in 2021. Gross profit for products was $2.4 million in the three months ended March 31, 2022, compared to $3.2 million in the same period in 2021. As a percentage of product revenues, gross profit decreased to 16.8% in 2022 from 28.6% in 2021. The decrease in gross profit as a percentage of revenue was impacted by product mix, higher costs associated with supply chain issues and electronic component shortages and inflation.

Cost of services increased by approximately $0.4 million, or 6.5%, to $6.8 million in the three months ended March 31, 2022, from $6.4 million in the same period in 2021. Gross profit for services was $12.0 million in the three months ended March 31, 2022, compared to $11.2 million in the same period in 2021. As a percentage of service revenues, gross profit increased to 63.9% in 2022 from 63.8% in 2021.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $1.3 million, or 9.6%, to approximately $14.9 million in the three months ended March 31, 2022, compared to $13.6 million in the same period in 2021, principally due to increased salaries and increased professional services fees. As a percentage of revenues, SG&A expenses decreased to 45.0% in the three months ended March 31, 2022, from 46.9% in the same period in 2021.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.4 million, or 17.7%, to approximately $3.2 million in the three months ended March 31, 2022, compared to $2.8 million in the same period in 2021, principally due to the product development expenses. As a percentage of revenues, R&D expenses increased to 9.7% in the three months ended March 31, 2022, from 9.5% in the same period in 2021, primarily due to the increase in revenue from 2022 to 2021.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $4.1 million, or $(0.12) per basic and diluted share, for the three months ended March 31, 2022, as compared to net loss of $3.0 million, or $(0.09) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2022, we had cash (including restricted cash) and cash equivalents of $20.9 million and working capital of $40.5 million.

On October 3, 2019, in connection with our acquisition of Pointer, we issued and sold 50,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”), pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”) for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

In addition, our wholly-owned subsidiaries, PowerFleet Israel and Pointer (the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was $22.4 million as of March 31, 2022. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

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

On February 1, 2021, we closed an underwritten public offering (the “Underwritten Public Offering”) of 4,427,500 shares of common stock (which includes the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28.8 million, before deducting the underwriting discounts and commissions and other offering expenses. The offer and sale of common stock in the Underwritten Public Offering were made pursuant to our shelf registration statement.

As a result of the ongoing COVID-19 pandemic and its related impact on the global supply chain, inflation, and the conflict between Russia and Ukraine, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of March 31, 2022, we had cash (including restricted cash) and cash equivalents of $20.9 million and working capital of $40.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 10, 2023.

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

Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $0.8 million for the same period in 2021. The net cash used in operating activities for the three months ended March 31, 2022, reflects a net loss of $2.9 million and includes non-cash charges of $0.5 million for stock-based compensation, $2.1 million for depreciation and amortization expense and $0.7 million for right of use asset amortization. Changes in working capital items included:

●	an increase in inventory of $1.9 million;
●	an increase in prepaid expenses and other assets of 1.3 million; and
●	an increase in accounts payable of $0.8 million.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $0.6 million for the same period in 2021. The cash used in investing activities for the three months ended March 31, 2022, was for the purchase of fixed assets. The cash used in investing activities in the same period in 2021 was primarily for the purchase of fixed assets.

Financing Activities

Net cash used in financing activities was $1.6 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $24.3 million for the same period in 2021. The cash used in financing activities for the three months ended March 31, 2022, was primarily due to the repayment of long-term debt of $1.5 million. The change from the same period in 2021 was primarily due to the net proceeds from our stock offering of $26.8 million which was offset by the repayment of long-term debt of $1.3 million and the payment of preferred stock dividends of $1.0 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2022, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, due to a material weakness in our internal control over financial reporting described below, which have not been remediated as of March 31, 2022.

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

We will take certain steps to remediate the material weakness described above and otherwise improve the overall design and operation of our control environment. These steps include:

●	Utilizing external resources to support our efforts to rework certain control gaps across the various processes in Israel with identified deficiencies;
●	Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel; and
●	Training of relevant personnel reinforcing existing policies and enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 20 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended March 31, 2022 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2022 - January 31, 2022	21,000	(1)	$4.75	$-	$-
February 1, 2022 - February 28, 2022	23,000	(1)	$3.66	$-	$-
March 1, 2022 - March 31, 2022	-		$-	$-	$-
Total	44,000		$4.17	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Employment Offer Letter, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).+

10.2	Severance Agreement, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2022; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2021 through March 31, 2021 and January 1, 2022 through March 31, 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: May 10, 2022	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Ned Mavrommatis
Ned Mavrommatis
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

