Form 10-Q
period 2022-06-30
PowerFleet, Inc.
filed 2022-08-09
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 4, 2022, was 36,189,756.

INDEX

PowerFleet, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2021*	June 30, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,452	$17,703
Restricted cash	308	309
Accounts receivable, net of allowance for doubtful accounts of $3,176 and $2,641 in 2021 and 2022, respectively	32,094	33,491
Inventory, net	18,243	23,540
Deferred costs - current	1,762	1,315
Prepaid expenses and other current assets	9,051	9,020
Total current assets	87,910	85,378

Deferred costs - less current portion	249	-
Fixed assets, net	8,988	8,333
Goodwill	83,487	83,487
Intangible assets, net	26,122	24,022
Right of use asset	9,787	8,463
Severance payable fund	4,359	3,610
Deferred tax asset	4,262	4,395
Other assets	4,703	5,063
Total assets	$229,867	$222,751

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	6,114	7,794
Accounts payable and accrued expenses	29,015	29,233
Deferred revenue - current	6,519	7,331
Lease liability - current	2,640	2,494
Total current liabilities	44,288	46,852

Long-term debt, less current maturities	18,110	13,408
Deferred revenue - less current portion	4,428	4,139
Lease liability - less current portion	7,368	6,237
Accrued severance payable	4,887	4,118
Deferred tax liability	5,220	5,091
Other long-term liabilities	706	647

Total liabilities	85,007	80,492
Commitments and Contingencies (note 20)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 57 shares issued and outstanding at December 31, 2021 and June 30, 2022	52,663	55,074

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,263 and 37,546 shares issued at December 31, 2021 and June 30, 2022, respectively; shares outstanding, 35,882 and 36,119 at December 31, 2021 and June 30, 2022, respectively	373	375
Additional paid-in capital	234,083	233,756
Accumulated deficit	(134,437)	(137,484)
Accumulated other comprehensive gain (loss)	391	(1,062)
Treasury stock; 1,381 and 1,427 common shares at cost at December 31, 2021 and June 30, 2022, respectively	(8,299)	(8,485)

Total PowerFleet, Inc. stockholders’ equity	92,111	87,100
Non-controlling interest	86	85
Total equity	92,197	87,185
Total liabilities and stockholders’ equity	$229,867	$222,751

*	Derived from audited balance sheet as of December 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Revenues:
Products	$15,466	$14,818	$26,886	$29,210
Services	18,082	19,776	35,653	38,545
Total revenues	33,548	34,594	62,539	67,755

Cost of Revenues:
Cost of products	10,862	11,336	19,014	23,314
Cost of services	6,641	7,028	13,010	13,812
	17,503	18,364	32,024	37,126

Gross profit	16,045	16,230	30,515	30,629

Operating expenses:
Selling, general and administrative expenses	13,421	15,817	27,029	30,729
Research and development expenses	2,779	2,001	5,524	5,230
	16,200	17,818	32,553	35,959

Loss from operations	(155)	(1,588)	(2,038)	(5,330)
Interest income	12	15	24	28
Interest expense	(1,226)	1,493	(669)	1,593
Other (expense) income, net	(2)	3	(2)	2

Net loss before income taxes	(1,371)	(77)	(2,685)	(3,707)

Income tax benefit (expense)	(67)	(40)	(540)	663

Net loss before non-controlling interest	(1,438)	(117)	(3,225)	(3,044)
Non-controlling interest	1	(1)	1	(2)

Net loss	(1,437)	(118)	(3,224)	(3,046)
Accretion of preferred stock	(168)	(168)	(336)	(336)
Preferred stock dividend	(1,028)	(1,048)	(2,056)	(2,076)

Net loss attributable to common stockholders	$(2,633)	$(1,334)	$(5,616)	$(5,458)

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.04)	$(0.16)	$(0.15)

Weighted average common shares outstanding - basic and diluted	34,898	35,386	34,083	35,359

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Net loss attributable to common stockholders	$(2,633)	$(1,334)	$(5,616)	$(5,458)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	1,003	(1,706)	(331)	(1,453)

Total other comprehensive income (loss)	1,003	(1,706)	(331)	(1,453)

Comprehensive loss	$(1,630)	$(3,040)	$(5,947)	$(6,911)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Other		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation	-	-	457	-	-	-	-	457
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618
Net loss attributable to common stockholders	-	-	(1,216)	(118)	-	-	-	(1,334)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	(1,706)	-	(18)	(1,724)
Forfeiture of restricted shares	(24)	(1)	1	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(5)	-	(5)
Stock based compensation	-	-	1,629	-	-	-	-	1,629
Balance at June 30, 2022	37,546	$375	$233,756	$(137,484)	$(1,062)	$(8,485)	$85	$87,185

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288

Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915
Net loss attributable to common stockholders	-	-	(1,195)	(1,438)	-	-	-	(2,633)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	1,003	-	7	1,010
Forfeiture of restricted shares	(14)	-	-	-	-	-	-	-
Vesting of restricted stock units	-		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	12	1	71	-	-	-	-	72
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(15)	-	(15)
Stock based compensation	-	-	1,095	-	-	-	-	1,095
Balance at June 30, 2021	37,278	$373	$234,165	$(124,375)	$68	$(7,867)	$79	$102,443

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2021	2022

Cash flows from operating activities
Net loss	$(3,224)	$(3,046)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(1)	2
Inventory reserve	135	119
Stock based compensation expense	2,452	2,086
Depreciation and amortization	4,231	4,133
Right-of-use assets, non-cash lease expense	1,503	1,382
Bad debt expense	531	(364)
Deferred income taxes	540	(663)
Other non-cash items	160	604
Changes in:
Accounts receivable	(6,355)	(2,911)
Inventory	(797)	(5,410)
Prepaid expenses and other assets	485	(412)
Deferred costs	1,397	696
Deferred revenue	962	533
Accounts payable and accrued expenses	2,637	1,856
Lease liabilities	(1,453)	(1,335)
Accrued severance payable, net	-	30

Net cash provided by (used in) operating activities	3,203	(2,700)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	-
Capital expenditures	(1,454)	(2,013)

Net cash (used in) investing activities	(1,454)	(2,013)

Cash flows from financing activities:
Net proceeds from stock offering	26,867	-
Payment of preferred stock dividends	(2,056)	-
Repayment of long-term debt	(2,671)	(2,897)
Short-term bank debt, net	93	2,330
Proceeds from exercise of stock options, net	142	-
Purchase of treasury stock upon vesting of restricted stock	(362)	(186)

Net cash provided by (used in) financing activities	22,013	(753)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,028)	(3,282)
Net (decrease) increase in cash, cash equivalents and restricted cash	21,734	(8,748)
Cash, cash equivalents and restricted cash - beginning of period	18,435	26,760

Cash, cash equivalents and restricted cash - end of period	$40,169	$18,012

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	18,127	26,452
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$18,435	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	39,861	17,703
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, end of period	$40,169	$18,012

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	48	48
Interest	757	639

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$647	$-

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. During the three- and six-month periods ended June 30, 2022, the Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these unaudited consolidated financial statements, the full extent to which the COVID-19 pandemic and the related supply chain issues may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2022, the consolidated results of its operations for the three- and six-month periods ended June 30, 2021 and 2022, the consolidated change in stockholders’ equity for the three-month periods ended March 31 and June 30, 2021 and 2022, and the consolidated cash flows for the six-month periods ended June 30, 2021 and 2022. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of June 30, 2022, the Company had cash (including restricted cash) and cash equivalents of $18,012 and working capital of $38,526. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer, are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed $2,330 under the revolving credit facility as of June 30, 2022. See Note 11 for additional information.

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility as of June 30, 2022.

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

Because of the COVID-19 pandemic, there continues to be significant uncertainty surrounding the potential impact on our results of operations and cash flows. During 2021 and 2022, we proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least August 9, 2023.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, the impairment of intangible assets, and market-based stock compensation costs. Actual results could differ from those estimates.

As of June 30, 2022, the impact of COVID-19 continues to unfold. In addition, the Company has experienced increased economic uncertainty due to rising interest rates, higher inflation and supply chain disruptions. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2021 and June 30, 2022 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three- and six-months ended June 30, 2021 and 2022:

	Three Months Ended June 30		Six Months Ended June 30,
	2021	2022	2021	2022

Products	$15,466	$14,818	$26,886	$29,210
Services	18,082	19,776	35,653	38,545

	$33,548	$34,594	$62,539	$67,755

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2021 and June 30, 2022:

	December 31, 2021	June 30, 2022
		(unaudited)
Assets:
Deferred contract costs	$3,045	$2,789
Deferred costs	$2,011	$1,315

Liabilities:
Deferred revenue- services (1)	$8,401	$9,435
Deferred revenue - products (1)	2,546	2,035

	10,947	11,470
Less: Deferred revenue and contract liabilities - current portion	(6,519)	(7,331)

Deferred revenue and contract liabilities - less current portion	$4,428	$4,139

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three- and six-month periods ended June 30, 2021 and 2022, the Company recognized revenue of $2,502 and $5,220, respectively, and $2,659 and $4,867, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2027, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	June 30, 2022
		(Unaudited)
Finance receivables, current	$786	$992
Prepaid expenses	4,580	4,807
Contract assets	1,124	1,105
Other current assets	2,561	2,116

	$9,051	$9,020

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $260 at December 31, 2021 and $346 at June 30, 2022.

Inventories consist of the following:

	December 31, 2021	June 30, 2022
		(Unaudited)
Components	$11,137	$13,986
Work in process	699	219
Finished goods, net	6,407	9,335

	$18,243	$23,540

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2021	June 30, 2022
		(Unaudited)
Installed products	$6,190	$7,039
Computer software	6,732	6,613
Computer and electronic equipment	5,688	5,560
Furniture and fixtures	2,246	1,954
Leasehold improvements	1,445	1,372

	22,301	22,538
Accumulated depreciation and amortization	(13,313)	(14,205)
	$8,988	$8,333

Depreciation and amortization expense of fixed assets for the three- and six-month periods ended June 30, 2021 was $788 and $1,633, respectively, and for the three- and six- month periods ended June 30, 2022 was $770 and $1,584, respectively. This includes amortization of costs associated with computer software for the three- and six-month periods ended June 30, 2021 of $103 and $210, respectively, and for the three- and six-month periods ended June 30, 2022 of $26 and $135, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of December 31, 2021 and June 30, 2022:

June 30, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(5,169)	$14,095
Trademark and tradename	3-15	7,553	(2,497)	5,056
Patents	7-11	628	(307)	321
Technology	7	10,911	(6,978)	3,933
Software to be sold or leased	3-6	449	-	449
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(205)	3
		39,401	(15,544)	23,857

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,566	$(15,544)	$24,022

December 31, 2021	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,356)	$14,908
Trademark and tradename	3-15	7,553	(2,096)	5,457
Patents	7-11	628	(262)	366
Technology	7	10,911	(5,709)	5,202
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(184)	24
		38,952	(12,995)	25,957

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(12,995)	$26,122

At June 30 2022, the weighted-average amortization period for the intangible assets was 9.1 years. At June 30, 2022, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 7.0, 4.3, 0.0 and 5.0 years, respectively.

Amortization expense for the three- and six-month periods ended June 30, 2021 was $1,298 and $2,597, respectively, and for the three- and six-month periods ended June 30, 2022 was $1,275 and $2,549, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2022 (remaining)	$2,531
2023	5,035
2024	2,622
2025	2,495
2026	2,413
2027	2,233
Thereafter	6,528
$23,857

There have been no changes in the carrying amount of goodwill from January 1, 2021 to June 30, 2022.

For the six-month period ended June 30, 2022, the Company did not identify any indicators of impairment.

NOTE 9 - STOCK-BASED COMPENSATION

Stock Option Plans

During the first fiscal quarter of 2022, the Company granted options to purchase 5,065,000 shares of the Company’s common stock to certain executives. The options have an exercise price that range from $2.85 to $21.00. The options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) ranges between $10.50 and $21.00. The Company valued the market-based performance stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (1.7%), and expected stock price volatility (51.7%) over the expected life of awards (10 years). The weighted average fair value of options granted during the period was $1.27.

[A] Stock options:

The following table summarizes the activity relating to the Company’s market based stock options that were granted to certain executives for the six-month period ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	-	$-
Granted	5,065	14.14
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	5,065	$14.14	9.5 years	$-

Exercisable at end of period	-	$-	-	$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options that were granted to certain executives, for the six-month period ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,470	$5.91
Granted	895	4.08
Exercised	-	-
Forfeited or expired	(1,504)	5.94

Outstanding at end of period	2,861	$5.32	7.6 years	$2

Exercisable at end of period	1,144	$5.80	6.1 years	$2

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

The Company recorded stock-based compensation expense of $339 and $716, for the three- and six-month periods ended June 30, 2021, respectively, and $1,267 and $1,301, for the three- and six-month periods ended June 30, 2022, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the six-month periods ended June 30, 2021 and 2022 was $438 and $376, respectively. The total intrinsic value of options exercised during the three-month periods ended June 30, 2021 and 2022 was $465 and $-0-, respectively.

As of June 30, 2022, there was approximately $7,110 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the performance stock options that were granted to certain executives. That cost is expected to be recognized over a weighted-average period of 3.44 years.

As of June 30, 2022, there was approximately $2,595 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans that exclude the performance stock options. That cost is expected to be recognized over a weighted average period of 3.19 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the six-month period ended June 30, 2022 is as follows:

	Number of Non- Vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	629	$7.06
Granted	398	3.99
Vested	(153)	7.30
Forfeited	(144)	7.09

Restricted stock, non-vested, end of period	730	$5.33

The Company recorded stock-based compensation expense of $710 and $1,375, respectively, for the three- and six-month periods ended June 30, 2021 and $355 and $743, respectively, for the three-and six-month periods ended June 30, 2022 in connection with restricted stock grants. As of June 30, 2022, there was $2,850 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.83 years.

[C] Restricted Stock Units:

The Company also has granted restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended June 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	36	$5.60
Granted	-	-
Vested	(31)	5.60
Forfeited	-	-

Restricted stock units, non-vested, end of period	5	$5.60

The Company recorded stock-based compensation expense of $46 and $101, respectively, for the three- and six-month periods ended June 30, 2021 and $7 and $42, respectively, for the three- and six-month periods ended June 30, 2022 in connection with the RSUs. As of June 30, 2022, there was $10 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.38 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended June 30, 2021 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Basic and diluted loss per share
Net loss attributable to common stockholders	$(2,633)	$(1,334)	$(5,616)	$(5,458)

Weighted-average common share outstanding - basic and diluted	34,898	35,386	34,083	35,359

Net loss attributable to common stockholders - basic and diluted	$(0.08)	$(0.04)	$(0.16)	$(0.15)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the six-month periods ended June 30, 2021 and 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 12,141 and 16,438, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2021	June 30, 2022
		(Unaudited)
Current maturities of long-term debt	$6,114	$7,794
Long term debt - less current maturities	$18,110	$13,408

Long-term debt

In connection with the Transactions, PowerFleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of June 30, 2022, the Company borrowed $2,330 under the Revolving Facility.

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

On August 23, 2021, PowerFleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with the covenants as of June 30, 2022.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three- and six-month periods ended June 30, 2021, amortization of the debt issuance costs was $72 and $155, respectively. For the three- and six-month periods ended June 30, 2022, amortization of the debt issuance costs was $55 and $119, respectively. The Company recorded charges of $276 and $553 for the three- and six-month periods ended June 30, 2021, respectively, and $200 and $436 for the three- and six-month periods ended June 30, 2022, respectively, to interest expense on its consolidated statements of operations related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility as of June 30, 2022.

Scheduled maturities of the long-term debt as of June 30, 2022 are as follows:

Year ending December 31:
July - December 2022	$5,117
2023	4,619
2024	11,466
21,202
Less: Current Portion	7,794
Total	$13,408

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	June 30, 2022
		(Unaudited)
Accounts payable	$17,748	$19,301
Accrued warranty	1,146	1,539
Accrued compensation	6,644	5,904
Government authorities	2,080	1,994
Other current liabilities	1,397	495

	$29,015	$29,233

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2022.

The following table summarizes warranty activity for the six-month periods ended June 30, 2021 and 2022:

	Six Months Ended June 30,
	2021	2022

Accrued warranty reserve, beginning of year	$807	$1,333
Accrual for product warranties issued	680	718
Product replacements and other warranty expenditures	(220)	(270)
Expiration of warranties	(216)	(69)

Accrued warranty reserve, end of period (a)	$1,051	$1,712

(a)	Includes non-current accrued warranty included in other long-term liabilities at December 31, 2021 and June 30, 2022 of $187 and $173, respectively.

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

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the six-month periods ended June 30, 2021 and June 30, 2022, the Company issued -0- and 2 additional shares of Series A Preferred Stock, respectively.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the six-month period ended June 30, 2022, the Company paid dividends in the amounts of 2 shares to the holders of the Series A Preferred Stock. As of June 30, 2022, dividends in arrears were $-0-.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2022	$391	$391
Net current period change	(1,453)	(1,453)

Balance at June 30, 2022	$(1,062)	$(1,062)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2021	$399	$399
Net current period change	(331)	(331)

Balance at June 30, 2021	$68	$68

The Company’s reporting currency is the U.S. dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains/(losses) from the translation of foreign currency financial statements of $(331) and $(1,453) at June 30, 2021 and 2022, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three- and six-month periods ended June 30, 2021 of $56 and $206, respectively, and for the three- and six-month periods ended June 30, 2022 of $(719) and $(922), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $(615) and $412 for the three- and six-month periods ended June 30, 2021, respectively, and $2,068 and $2,612 for the three- and six-month periods ended June 30, 2022, respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

United States	$13,622	$15,064	$25,210	$28,122
Israel	11,641	10,902	22,688	23,082
Other	8,285	8,628	14,641	16,551

	$33,548	$34,594	$62,539	$67,755

	December 31, 2021	June 30, 2022
		(Unaudited)
Long lived assets by geographic region:

United States	$1,123	$922
Israel	3,675	3,769
Other	4,190	4,091

	$8,988	$8,782

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Domestic pre-tax book income/(loss)	$(1,877)	$(3,930)	$(4,471)	$(8,344)
Foreign pre-tax book income/(loss)	506	3,853	1,786	4,637
Total income before income (loss) taxes	(1,371)	(77)	(2,685)	(3,707)
Income tax benefit (expense)	(67)	(40)	(540)	663
Total income (loss) after taxes	(1,438)	(117)	(3,225)	(3,044)

Effective tax rate	$(4.89)%	$(51.75)%	$(20.11)%	$(17.88)%

For the three- and six-month periods ended June 30, 2021 and June 30, 2022, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel foreign jurisdictions and certain discrete items.

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

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and six-months ended June 30, 2021 and 2022.

Components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Short term lease cost:	$177	$113	$355	$244

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2021	2022
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,111	$777

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2022

Weighted-average remaining lease term (in years)	3.4
Weighted-average discount rate	4.5%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2022 are as follows:

Year ending December 31:
July - December 2022	$1,493
2023	2,588
2024	1,911
2025	1,716
2026	803
Thereafter	1,167
Total lease payments	9,678
Less: Imputed interest	(947)
Present value of lease liabilities	$8,731

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

	June 30, 2022
	Carrying Amount	Fair Value
Long term debt	$21,202	$21,202

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the six-month periods ended June 30, 2021 and 2022, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $224, plus $1,010 of interest and penalty, totaling $1,234 as of June 30, 2022. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $12,603 as of June 30, 2022. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $189. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Pointer Telocation Ltd. (“Pointer”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of I.D. Systems, Inc. (“I.D. Systems”) and Pointer; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus, COVID-19, and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Recent Developments

Rising interest rates, higher inflation, supply chain disruptions, the ongoing COVID-19 pandemic, and the conflict between Russia and Ukraine have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

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

As of June 30, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $38.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through August 9, 2023.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

For the three-month period ended June 30, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Revenue:
Products	46.1%	42.8%	43.0%	43.1%
Services	53.9%	57.2%	57.0%	56.9%
	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	32.4%	32.8%	30.4%	34.4%
Cost of services	19.8%	20.3%	20.8%	20.4%
	52.2%	53.1%	51.2%	54.8%

Gross profit	47.8%	46.9%	48.8%	45.2%

Operating expenses:
Selling, general and administrative expenses	40.0%	45.7%	43.2%	45.4%
Research and development expenses	8.3%	5.8%	8.8%	7.7%
Total operating expenses	48.3%	51.5%	52.0%	53.1%

Loss from operations	(0.5)%	(4.6)%	(3.2)%	(7.9)%

Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	(3.7)%	4.3%	(1.1)%	2.4%
Other income (expenses) net,	0.0%	0.0%	0.0%	0.0%
Net loss before income taxes	(4.2)%	(0.2)%	(4.3)%	(5.5)%
Income tax benefit (expense)	(0.1)%	(0.1)%	(0.9)%	1.0%
Net loss before non-controlling interest	(4.3)%	(0.3)%	(5.2)%	(4.5)%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net loss	(4.3)%	(0.3)%	(5.2)%	(4.5)%
Accretion of preferred stock	(0.5)%	(0.5)%	(0.5)%	(0.5)%
Preferred stock dividend	(3.1)%	(3.0)%	(3.3)%	(3.1)%
Net loss attributable to common shareholders	(7.9)%	(3.9)%	(9.0)%	(8.1)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

REVENUES. Revenues increased by approximately $1.0 million, or 3.1%, to $34.5 million in the three months ended June 30, 2022, from $33.5 million in the same period in 2021.

Revenues from products decreased approximately $0.6 million, or 4.2%, to $14.8 million in the three months ended June 30, 2022, from $15.5 million in the same period in 2021. The decrease in product revenue is principally due to decreased product sales in our PowerFleet for Logistics business.

Revenues from services increased approximately $1.7 million, or 9.4%, to $19.8 million in the three months ended June 30, 2022, from $18.1 million in the same period in 2021. The increase in services revenue is principally due to an increase in our install base that generates service revenue and installation revenue.

COST OF REVENUES. Cost of revenues increased by approximately $0.9 million, or 4.9%, to $18.4 million in the three months ended June 30, 2022, from $17.5 million for the same period in 2021. Gross profit was $16.2 million in the three months ended June 30, 2022, compared to $16.0 million in the same period in 2021. As a percentage of revenues, gross profit decreased to 46.9% in 2022 from 47.8% in 2021. The decrease in gross profit as a percentage of revenue was principally due to higher raw materials costs related to the global supply chain issues.

Cost of products increased by approximately $0.5 million, or 4.4%, to $11.3 million in the three months ended June 30, 2022, from $10.9 million in the same period in 2021. Gross profit for products was $3.5 million in the three months ended June 30, 2022, compared to $4.6 million in the same period in 2021. As a percentage of product revenues, gross profit decreased to 23.5% in 2022 from 29.8% in 2021. The decrease in gross profit as a percentage of revenue was impacted by product mix, higher costs associated with supply chain issues and electronic component shortages and inflation.

Cost of services increased by approximately $0.4 million, or 5.8%, to $7.0 million in the three months ended June 30, 2022, from $6.6 million in the same period in 2021. Gross profit for services was $12.7 million in the three months ended June 30, 2022, compared to $11.4 million in the same period in 2021. As a percentage of service revenues, gross profit increased to 64.5% in 2022 from 63.3% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $2.4 million, or 17.9%, to approximately $15.8 million in the three months ended June 30, 2022, compared to $13.4 million in the same period in 2021, principally due to increased salaries and professional services fees and foreign currency translation losses. As a percentage of revenues, SG&A expenses increased to 45.7% in the three months ended June 30, 2022, from 40.0% in the same period in 2021, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $0.8 million, or 28.0%, to approximately $2.0 million in the three months ended June 30, 2022, compared to $2.8 million in the same period in 2021 principally due to the capitalization of software development expenses for new product development. As a percentage of revenues, R&D expenses decreased to 5.8% in the three months ended June 30, 2022, from 8.3% in the same period in 2021, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $2.7 million, or 221.8%, to approximately $(1.5) million in the three months ended June 30, 2022, compared to $1.2 million in the same period in 2021, principally due to foreign currency translation gains from the Term Facilities.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $1.3 million, or $(0.04) per basic and diluted share, for the three months ended June 30, 2022, as compared to net loss of $2.6 million, or $(0.08) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

REVENUES. Revenues increased by approximately $5.2 million, or 8.3%, to $67.8 million in the six months ended June 30, 2022, from $62.5 million in the same period in 2021.

Revenues from products increased by approximately $2.3 million, or 8.6%, to $29.2 million in the six months ended June 30, 2022, from $26.9 million in the same period in 2021. The increase in product revenue is due to increased product sales in our PowerFleet for Logistics business.

Revenues from services increased by approximately $2.9 million or 8.1%, to $38.5 million in the six months ended June 30, 2022, from $35.7 million in the same period in 2021. The increase in services revenue is principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $5.1 million, or 15.9%, to $37.1 million in the six months ended June 30, 2022, from $32.0 million for the same period in 2021. Gross profit was $30.6 million in the six months ended June 30, 2022, compared to $30.5 million for the same period in 2021. As a percentage of revenues, gross profit decreased to 45.2% in 2022 from 48.8% in 2021. The decrease in gross profit as a percentage of revenue was principally due to higher raw materials costs related to the global supply chain issues.

Cost of products increased by approximately $4.3 million, or 22.6%, to $23.3 million in the six months ended June 30, 2022, from $19.0 million in the same period in 2021. Gross profit for products was $5.9 million in the six months ended June 30, 2022, compared to $7.9 million in the same period in 2021. As a percentage of product revenues, gross profit decreased to 20.2% in 2022 from 29.3% in 2021. The decrease in gross profit as a percentage of revenue was impacted by product mix, higher costs associated with supply chain issues and electronic component shortages and inflation.

Cost of services increased by approximately $0.8 million, or 6.2%, to $13.8 million in the six months ended June 30, 2022, from $13.0 million in the same period in 2021. Gross profit for services was $24.7 million in the six months ended June 30, 2022, compared to $22.6 million in the same period in 2021. As a percentage of service revenues, gross profit increased to 64.2% in 2022 from 63.5% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $3.7 million, or 13.7%, to approximately $30.7 million in the six months ended June 30, 2022, compared to $27.0 million in the same period in 2021, principally due to increased salaries, travel and professional fees, and foreign currency translation losses. As a percentage of revenues, SG&A expenses increased to 45.4% in the six months ended June 30, 2022, from 43.2% in the same period in 2021, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $0.3 million, or 5.3%, to approximately $5.2 million in the six months ended June 30, 2022, compared to $5.5 million in the same period in 2021, principally due to the capitalization of software development expenses for new product development. As a percentage of revenues, R&D expenses decreased to 7.7% in the six months ended June 30, 2022, from 8.8% in the same period in 2021, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $2.2, million or 338.1%, to approximately $(1.6) million in the three months ended June 30, 2022, compared to $0.7 million in the same period in 2021, principally due to foreign currency translation gains from the Term Facilities.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $5.5 million, or $(0.15) per basic and diluted share, for the six months ended June 30, 2022, as compared to net loss of $5.6 million, or $(0.16) per basic and diluted share, for the same period in 2021. The increase in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of June 30, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $38.5 million.

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

In addition, our wholly-owned subsidiaries, PowerFleet Israel and Pointer (the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was $21.0 million as of June 30, 2022. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. As of June 30, 2022, the Company borrowed $2.3 million under the revolving credit facility.

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

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility as of June 30, 2022.

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

As a result of rising interest rates, higher inflation, supply chain disruptions the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of June 30, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $38.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 9, 2023.

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

Operating Activities

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $3.2 million for the same period in 2021. The net cash used in operating activities for the six months ended June 30, 2022, reflects a net loss of $3.0 million and includes non-cash charges of $2.1 million for stock-based compensation, $4.1 million for depreciation and amortization expense and $1.4 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $2.9 million;
●	an increase in inventory of $5.4 million;
●	an increase in prepaid expenses and other assets of $0.4 million;
●	an increase in accounts payable of $1.9 million; and
●	a decrease in lease liabilities of $1.3 million.

Investing Activities

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $1.5 million for the same period in 2021. The cash used in investing activities for the six months ended June 30, 2022 and 2021 was related to capital expenditures.

Financing Activities

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2022, compared to net cash provided by financing activities of $22.0 million for the same period in 2021. The cash used in financing activities for the six months ended June 30, 2022 was primarily due to the repayment of long-term debt of $2.9 million, partially offset by net borrowings under the line of credit of $2.3 million. The change from the same period in 2021 was primarily due to the net proceeds from our stock offering of $26.8 million which was offset by the repayment of long-term debt of $2.7 million and the payment of preferred stock dividends of $2.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2022, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Inflation

Rising inflation and other macroeconomic trends in the U.S. have resulted in higher costs of raw materials, freight, and labor, which has impacted our operating costs. We expect the inflationary environment to continue for the remainder of the year, resulting in corresponding pressure on our operating costs and gross margins. In addition, we operate in several emerging market economies that are particularly vulnerable to the impact of inflationary pressures that could materially and adversely impact our operations in the foreseeable future.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, due to a material weakness in our internal control over financial reporting described below, which has not been remediated as of June 30, 2022.

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

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended June 30, 2022 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2022 - April 30, 2022	-		$-	$-	$-
May 1, 2022 - May 31, 2022	-		$-	$-	$-
June 1, 2022 - June 30, 2022	3,000	(1)	$2.31	$-	$-
Total	3,000		$2.31	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 5. Other Information

In accordance with applicable SEC rules, the following is intended to satisfy the Company’s Item 5.02(c) of Form 8-K reporting obligations by making timely disclosure in accordance with Item 5(a) of Form 10-Q.

(a)	On August 4, 2022, the Board appointed Joaquin Fong to serve as the Principal Financial Officer and Principal Accounting Officer of the Company, effective immediately, to serve for the ensuing year and until his successor is duly elected and qualified.

Joaquin Fong, age 58, previously served as Global Controller of the Company since October 2009. Before joining the Company, Mr. Fong served as Senior Manager at KPMG LLP, the U.S. member firm of the global audit, tax and advisory services firm KPMG International, from 2004 to 2008. Mr. Fong has over 25 years of experience in accounting and is a Certified Public Accountant. Mr. Fong holds an MBA in Accounting from the Bernard M. Baruch College.

Mr. Fong did not receive any additional compensation in connection with his appointment as Principal Financial Officer and Principal Accounting Officer of the Company. There are no family relationships between Mr. Fong and any director or executive officer of the Company. In addition, Mr. Fong has no direct or indirect material interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1305 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2022; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2021 through June 30, 2021 and January 1, 2022 through June 30, 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: August 9, 2022	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Joaquin Fong
Joaquin Fong
Principal Financial and Accounting Officer

