Form 10-K/A
period 2021-12-31
PowerFleet, Inc.
filed 2022-08-26
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2022 was 36,189,756 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Iselin, New Jersey

explanatory note

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) further amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) of PowerFleet, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Filing Date”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2022. In this Amendment No. 2, unless the context indicates otherwise, the designations “PowerFleet,” the “Company,” “we,” “us” or “our” refer to PowerFleet, Inc. and its subsidiaries.

This Amendment No. 2 is being filed solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm (the “Audit Opinion”) of Ernst & Young LLP (“EY”) contained in the 2021 Annual Report, by replacing “December 31, 2020” with “December 31, 2021” under the section titled “Critical Audit Matters” in the Audit Opinion. In addition, this Amendment No. 2 includes a new consent of EY as Exhibit 23.1 hereto and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the 2021 Annual Report in this Amendment No. 2. However, there have been no changes to the Company’s financial statements and notes thereto or the text of such item (other than the change stated in the immediately preceding paragraph to replace “December 31, 2020” with “December 31, 2021” under the section titled “Critical Audit Matters” in the Audit Opinion).

Except as described above, no other amendments are being made to the 2021 Annual Report. This Amendment No. 2 does not reflect events occurring after Original Filing Date or modify or update any disclosure contained in the 2021 Annual Report in any way other than to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 2 should be read in conjunction with the 2021 Annual Report and our other filings with the SEC.

2

POWERFLEET, INC.

3

PART II

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

Income Taxes – Uncertain Tax Positions
Description of the Matter

As discussed in Note 17 of the consolidated financial statements, the Company has recorded a liability of $0.5 million related to uncertain tax positions as of December 31, 2021. The Company conducts business in the US and various foreign countries and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational operations of the Company and changes in global income tax laws and regulations, including those in the US, there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.

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

Effective January 5, 2022, Steve Towe was appointed as the new Chief Executive Officer, succeeding Chris Wolfe.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of PowerFleet, Inc. are included in Item 8 of Part II of this Amendment No. 2:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Amendment No. 2 or are incorporated herein by reference, as indicated.

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

10.11.3	Amendment No. 2, effective as of August 1, 2021, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on August 25, 2021).

10.12	Equity Distribution Agreement, dated May 14, 2020, by and between PowerFleet, Inc. and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on May 14, 2020).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 16, 2022).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Amendment No. 2, which is incorporated into this Item 15(b) by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2022

POWERFLEET, INC.

By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joaquin Fong
Joaquin Fong
Global Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	August 25, 2022
Steve Towe	(Principal Executive Officer)

/s/ Joaquin Fong	Global Controller	August 25, 2022
Joaquin Fong	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	August 25, 2022
Anders Bjork

/s/ Michael Brodsky	Director	August 25, 2022
Michael Brodsky

/s/ Michael Casey	Director	August 25, 2022
Michael Casey

/s/ Charles Frumberg	Director	August 25, 2022
Charles Frumberg

/s/ Medhini Srinivasan	Director	August 25, 2022
Medhini Srinivasan

