Form 10-Q
period 2022-09-30
PowerFleet, Inc.
filed 2022-11-09
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 3, 2022, was 36,170,937.

INDEX

Powerfleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2021 and 2022	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and nine months ended September 30, 2021 and 2022	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2021 through September 30, 2021 and January 1, 2022 through September 30, 2022	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2021 and 2022	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II - OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2021*	September 30, 2022
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,452	$16,703
Restricted cash	308	309
Accounts receivable, net of allowance for doubtful accounts of $3,176 and $2,835 in 2021 and 2022, respectively	32,094	33,352
Inventory, net	18,243	23,572
Deferred costs - current	1,762	1,025
Prepaid expenses and other current assets	9,051	8,868
Total current assets	87,910	83,829

Deferred costs - less current portion	249	-
Fixed assets, net	8,988	8,994
Goodwill	83,487	83,487
Intangible assets, net	26,122	23,312
Right of use asset	9,787	7,999
Severance payable fund	4,359	3,614
Deferred tax asset	4,262	3,740
Other assets	4,703	5,086
Total assets	$229,867	$220,061

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	6,114	9,366
Accounts payable and accrued expenses	29,015	28,818
Deferred revenue - current	6,519	6,523
Lease liability - current	2,640	2,464
Total current liabilities	44,288	47,171

Long-term debt, less current maturities	18,110	11,914
Deferred revenue - less current portion	4,428	4,208
Lease liability - less current portion	7,368	5,793
Accrued severance payable	4,887	4,148
Deferred tax liability	5,220	5,182
Other long-term liabilities	706	628

Total liabilities	85,007	79,044
Commitments and Contingencies (note 20)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 58 shares issued and outstanding at December 31, 2021 and September 30, 2022	52,663	56,309

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,263 and 37,584 shares issued at December 31, 2021 and September 30, 2022, respectively; shares outstanding, 35,882 and 36,156 at December 31, 2021 and September 30, 2022, respectively	373	376
Additional paid-in capital	234,083	233,590
Accumulated deficit	(134,437)	(139,784)
Accumulated other comprehensive gain (loss)	391	(1,050)
Treasury stock; 1,381 and 1,429 common shares at cost at December 31, 2021 and September 30, 2022, respectively	(8,299)	(8,492)

Total Powerfleet, Inc. stockholders’ equity	92,111	84,640
Non-controlling interest	86	68
Total equity	92,197	84,708
Total liabilities and stockholders’ equity	$229,867	$220,061

*	Derived from audited balance sheet as of December 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Revenues:
Products	$10,785	$14,021	$37,671	$43,231
Services	18,461	20,267	54,114	58,812
Total revenues	29,246	34,288	91,785	102,043

Cost of Revenues:
Cost of products	8,172	9,839	27,186	33,152
Cost of services	6,809	7,268	19,819	21,081
	14,981	17,107	47,005	54,233

Gross profit	14,265	17,181	44,780	47,810

Operating expenses:
Selling, general and administrative expenses	13,959	16,664	40,988	47,393
Research and development expenses	2,735	1,735	8,259	6,965
	16,694	18,399	49,247	54,358

Loss from operations	(2,429)	(1,218)	(4,467)	(6,548)
Interest income	11	20	35	48
Interest expense	(777)	(331)	(1,446)	1,262
Other (expense) income, net	7	-	5	1

Net loss before income taxes	(3,188)	(1,529)	(5,873)	(5,237)

Income tax benefit (expense)	(161)	(770)	(701)	(107)

Net loss before non-controlling interest	(3,349)	(2,299)	(6,574)	(5,344)
Non-controlling interest	4	(1)	5	(3)

Net loss	(3,345)	(2,300)	(6,569)	(5,347)
Accretion of preferred stock	(168)	(168)	(504)	(504)
Preferred stock dividend	(1,028)	(1,067)	(3,084)	(3,143)

Net loss attributable to common stockholders	$(4,541)	$(3,535)	$(10,157)	$(8,994)

Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.10)	$(0.30)	$(0.25)

Weighted average common shares outstanding - basic and diluted	35,019	35,406	34,398	35,375

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Net loss attributable to common stockholders	$(4,541)	$(3,535)	$(10,157)	$(8,994)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	(92)	12	(423)	(1,441)

Total other comprehensive income (loss)	(92)	12	(423)	(1,441)

Comprehensive loss	$(4,633)	$(3,523)	$(10,580)	$(10,435)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Other		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation	-	-	457	-	-	-	-	457
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618
Net loss attributable to common stockholders	-	-	(1,216)	(118)	-	-	-	(1,334)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	(1,706)	-	(18)	(1,724)
Forfeiture of restricted shares	(24)	(1)	1	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(5)	-	(5)
Stock based compensation	-	-	1,629	-	-	-	-	1,629
Balance at June 30, 2022	37,546	$375	$233,756	$(137,484)	$(1,062)	$(8,485)	$85	$87,185
Net loss attributable to common stockholders	-	-	(1,235)	(2,300)	-	-	-	(3,535)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Issuance of restricted stock	78	1	(1)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	12	-	(18)	(6)
Forfeiture of restricted shares	(40)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(7)	-	(7)
Stock based compensation	-	-	1,070	-	-	-	-	1,070
Balance at September 30, 2022	37,584	$376	$233,590	$(139,784)	$(1,050)	$(8,492)	$68	$84,708

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288

Net loss attributable to common stockholders	-	-	(1,196)	(1,787)	-	-	-	(2,983)
Foreign currency translation adjustment	-	-	-	-	(1,334)	-	(2)	(1,336)
Issuance of restricted shares	415	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(6)	-	-	-	-	-	-	-
Vesting of restricted stock units	34		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	129	1	716	-	-	-	-	717
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(347)	-	(347)

Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Stock based compensation	-	-	1,357	-	-	-	-	1,357
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Balance at March 31, 2021	37,280	$372	$234,194	$(122,937)	$(935)	$(7,852)	$73	$102,915
Net loss attributable to common stockholders	-	-	(1,195)	(1,438)	-	-	-	(2,633)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	1,003	-	7	1,010
Forfeiture of restricted shares	(14)	-	-	-	-	-	-	-
Vesting of restricted stock units	-		-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	12	1	71	-	-	-	-	72
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(15)	-	(15)
Stock based compensation	-	-	1,095	-	-	-	-	1,095
Balance at June 30, 2021	37,278	$373	$234,165	$(124,375)	$68	$(7,867)	$79	$102,443
Net loss attributable to common stockholders	-	-	(1,196)	(3,345)	-	-	-	(4,541)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(4)	(4)
Foreign currency translation adjustment	-	-	-	-	(92)	-	19	(73)
Issuance of restricted shares	34	1	-	-	-		-	1
Forfeiture of restricted shares	(67)	(1)	-	-	-	-	-	(1)
Stock based compensation	-		928	-	-	-	-	928
Shares issued pursuant to exercise of stock options	12	-	68	-	-	-	-	68
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(20)	-	(20)

Balance at September 30, 2021	37,257	$373	$233,965	$(127,720)	$(24)	$(7,887)	$94	$98,801

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2021	2022

Cash flows from operating activities
Net loss	$(6,569)	$(5,347)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(5)	3
Inventory reserve	122	177
Stock based compensation expense	3,380	3,156
Depreciation and amortization	6,377	6,152
Right-of-use assets, non-cash lease expense	1,839	2,071
Bad debt expense	824	102
Deferred income taxes	701	107
Other non-cash items	229	660
Changes in:
Accounts receivable	(7,469)	(3,025)
Inventory	(3,689)	(5,544)
Prepaid expenses and other assets	(871)	(761)
Deferred costs	2,888	986
Deferred revenue	(1,365)	(197)
Accounts payable and accrued expenses	4,130	1,717
Lease liabilities	(1,757)	(2,034)
Accrued severance payable, net	(12)	63

Net cash provided by (used in) operating activities	(1,247)	(1,714)

Cash flows from investing activities:
Capital expenditures	(2,534)	(4,001)

Net cash (used in) investing activities	(2,534)	(4,001)

Cash flows from financing activities:
Net proceeds from stock offering	26,907	-
Payment of preferred stock dividends	(3,084)	-
Repayment of long-term debt	(4,040)	(4,279)
Short-term bank debt, net	94	3,949
Proceeds from exercise of stock options, net	170	-
Purchase of treasury stock upon vesting of restricted stock	(383)	(193)

Net cash provided by (used in) financing activities	19,664	(523)

Effect of foreign exchange rate changes on cash and cash equivalents	(189)	(3,510)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,694	(9,748)
Cash, cash equivalents and restricted cash - beginning of period	18,435	26,760

Cash, cash equivalents and restricted cash - end of period	$34,129	$17,012

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	18,127	26,452
Restricted cash	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$18,435	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	33,821	16,703
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, end of period	$34,129	$17,012

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	50	52
Interest	1,129	945

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$647	$-

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. During the three- and nine-month periods ended September 30, 2022, the Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these unaudited consolidated financial statements, the full extent to which the COVID-19 pandemic and the related supply chain issues may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2022, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2021 and 2022, the consolidated change in stockholders’ equity for the three-month periods ended March 31, June 30, and September 30, 2021 and 2022, and the consolidated cash flows for the nine-month periods ended September 30, 2021 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of September 30, 2022, the Company had cash (including restricted cash) and cash equivalents of $17,012 and working capital of $36,658. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer, are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed net $3,949 under the revolving credit facility as of September 30, 2022. See Note 11 for additional information.

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of September 30, 2022.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer in the aggregate principal amount of $10 million (the “New Revolver”). The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver will be secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

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

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least November 9, 2023.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to capitalized software, realization of deferred tax assets, the impairment of intangible assets including goodwill, and market-based stock compensation costs. Actual results could differ from those estimates.

As of September 30, 2022, the impact of COVID-19 continues to unfold. In addition, the Company has experienced increased economic uncertainty due to rising interest rates, higher inflation and supply chain disruptions. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

NOTE 3 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (FDIC) and other local jurisdictional limits. Restricted cash at December 31, 2021 and September 30, 2022 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three- and nine-months ended September 30, 2021 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Products	$10,785	$14,021	$37,671	$43,231
Services	18,461	20,267	54,114	58,812

	$29,246	$34,288	$91,785	$102,043

The balances of contract assets, and contract liabilities from contracts with customers are as follows as of December 31, 2021 and September 30, 2022:

	December 31, 2021	September 30, 2022
		(unaudited)
Assets:
Deferred contract costs	$3,045	$2,797
Deferred costs	$2,011	$1,025

Liabilities:
Deferred revenue- services (1)	$8,401	$9,463
Deferred revenue - products (1)	2,546	1,268

	10,947	10,731
Less: Deferred revenue and contract liabilities - current portion	(6,519)	(6,523)

Deferred revenue and contract liabilities - less current portion	$4,428	$4,208

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three- and nine-month periods ended September 30, 2021 and 2022, the Company recognized revenue of $2,547 and $7,767, respectively, and $3,174 and $8,040, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2027, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	September 30, 2022
		(Unaudited)
Finance receivables, current	$786	$1,117
Prepaid expenses	4,580	5,227
Contract assets	1,124	1,146
Other current assets	2,561	1,378

	$9,051	$8,868

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $260 at December 31, 2021 and $406 at September 30, 2022.

Inventories consist of the following:

	December 31, 2021	September 30, 2022
		(Unaudited)
Components	$11,137	$13,386
Work in process	699	586
Finished goods, net	6,407	9,600

	$18,243	$23,572

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2021	September 30, 2022
		(Unaudited)
Installed products	$6,190	$7,702
Computer software	6,732	7,036
Computer and electronic equipment	5,688	5,507
Furniture and fixtures	2,246	1,932
Leasehold improvements	1,445	1,373

	22,301	23,550
Accumulated depreciation and amortization	(13,313)	(14,556)
	$8,988	$8,994

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2021 was $865 and $2,498, respectively, and for the three- and nine- month periods ended September 30, 2022 was $752 and $2,336, respectively. This includes amortization of costs associated with computer software for the three- and nine-month periods ended September 30, 2021 of $106 and $316, respectively, and for the three- and nine-month periods ended September 30, 2022 of $11 and $145, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Costs incurred internally in researching and developing software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The amortization of these costs will be included in cost of revenue over the estimated life of the products.

The following table summarizes identifiable intangible assets of the Company as of December 31, 2021 and September 30, 2022:

September 30, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(5,576)	$13,688
Trademark and tradename	3-15	7,553	(2,698)	4,855
Patents	7-11	628	(329)	299
Technology	7	10,911	(7,612)	3,299
Software to be sold or leased	3-6	1,006	-	1,006
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
		39,958	(16,811)	23,147

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,123	$(16,811)	$23,312

December 31, 2021	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,356)	$14,908
Trademark and tradename	3-15	7,553	(2,096)	5,457
Patents	7-11	628	(262)	366
Technology	7	10,911	(5,709)	5,202
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(184)	24
		38,952	(12,995)	25,957

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(12,995)	$26,122

At September 30, 2022, the weighted-average amortization period for the intangible assets was 8.9 years. At September 30, 2022, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, favorable contract interests and covenant not to compete were 11.9, 9.6, 7.0, 4.3, 0.0 and 5.0 years, respectively.

Amortization expense for the three- and nine-month periods ended September 30, 2021 was $1,282 and $3,879, respectively, and for the three- and nine-month periods ended September 30, 2022 was $1,267 and $3,816, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2022 (remaining)	$1,264
2023	5,035
2024	2,622
2025	2,495
2026	2,413
2027	2,233
Thereafter	7,085
$23,147

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The Company concluded that a sustained decline in its stock price coupled with continuing losses, represented a triggering event for impairment during the third quarter.

Accordingly, the Company performed an interim quantitative impairment analysis at September 30, 2022 using a market-based quantitative assessment utilizing a combination of the (i) the guideline public company method(“GPC”) applying revenue and adjusted EBITDA multiples of similar companies and, (ii) the discounted cash flow method (‘DCF”). The fair value determination used in the impairment assessment requires estimates of the fair values based present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The Company concluded that no impairment relating to goodwill existed at September 30, 2022.

There have been no changes in the carrying amount of goodwill from January 1, 2022 to September 30, 2022.

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

[A] Stock options:

The following table summarizes the activity relating to the Company’s market-based stock options that were granted to certain executives for the nine-month period ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	-	$-
Granted	5,065	14.14
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	5,065	$14.14	9.3 years	$-

Exercisable at end of period	-	$-	-	$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options that were granted to certain executives, for the nine-month period ended September 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	3,470	$5.91
Granted	895	4.08
Exercised	-	-
Forfeited or expired	(1,578)	5.95

Outstanding at end of period	2,787	$5.30	7.3 years	$2

Exercisable at end of period	1,124	$5.80	5.8 years	$2

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

The Company recorded stock-based compensation expense of $345 and $1,061, for the three- and nine-month periods ended September 30, 2021, respectively, and $809 and $2,110, for the three- and nine-month periods ended September 30, 2022, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the nine-month periods ended September 30, 2021 and 2022 was $508 and $409, respectively. The total intrinsic value of options exercised during the three-month periods ended September 30, 2021 and 2022 was $470 and $-0-, respectively.

As of September 30, 2022, there was approximately $6,558 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the performance stock options that were granted to certain executives. That cost is expected to be recognized over a weighted-average period of 3.20 years.

As of September 30, 2022, there was approximately $2,266 of unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans that exclude the performance stock options. That cost is expected to be recognized over a weighted average period of 3.10 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2022 is as follows:

	Number of Non- Vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	629	$7.06
Granted	476	3.74
Vested	(183)	7.26
Forfeited	(185)	7.08

Restricted stock, non-vested, end of period	737	$4.86

The Company recorded stock-based compensation expense of $533 and $1,908 for the three- and nine-month periods ended September 30, 2021, respectively, and $254 and $997 for the three-and nine-month periods ended September 30, 2022, respectively, in connection with restricted stock grants. As of September 30, 2022, there was $2,557 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.58 years.

[C] Restricted Stock Units:

The Company also has granted restricted stock units (RSUs) to employees. The following table summarizes the activity relating to the Company’s restricted stock units for the three-month period ended September 30, 2022:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value

Restricted stock units, non-vested, beginning of year	36	$5.60
Granted	-	-
Vested	(31)	5.60
Forfeited	-	-

Restricted stock units, non-vested, end of period	5	$5.60

The Company recorded stock-based compensation expense of $51 and $152 for the three- and nine-month periods ended September 30, 2021, respectively, and $7 and $49 for the three- and nine-month periods ended September 30, 2022, respectively, in connection with the RSUs. As of September 30, 2022, there was $3 total unrecognized compensation cost related to non-vested RSUs. That cost is expected to be recognized over a weighted-average period of 0.13 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the three- and nine-month periods ended September 30, 2021 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Basic and diluted loss per share
Net loss attributable to common stockholders	$(4,541)	$(3,535)	$(10,157)	$(8,994)

Weighted-average common share outstanding - basic and diluted	35,019	35,406	34,398	35,375

Net loss attributable to common stockholders - basic and diluted	$(0.13)	$(0.10)	$(0.30)	$(0.25)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the nine-month periods ended September 30, 2021 and 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 11,939 and 16,517, respectively, would have been anti-dilutive due to the loss.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2021	September 30, 2022
		(Unaudited)
Current maturities of long-term debt	$6,114	$9,366
Long term debt - less current maturities	$18,110	$11,914

Long-term debt

In connection with the Transactions, Powerfleet Israel incurred $30,000 in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer in an aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of September 30, 2022, the Company borrowed $3,949 under the Revolving Facility.

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

On August 23, 2021, Powerfleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with the covenants as of September 30, 2022.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three- and nine-month periods ended September 30, 2021, amortization of the debt issuance costs was $68 and $223, respectively. For the three- and nine-month periods ended September 30, 2022, amortization of the debt issuance costs was $49 and $168, respectively. The Company recorded charges of $268 and $821 for the three- and nine-month periods ended September 30, 2021, respectively, and $196 and $642 for the three- and nine-month periods ended September 30, 2022, respectively, to interest expense on its consolidated statements of operations related to interest expense and amortization of debt issuance costs associated with the Credit Facilities.

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of September 30, 2022.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer in the aggregate principal amount of $10 million (the “New Revolver”). The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver will be secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by PowerFleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Scheduled maturities of the long-term debt as of September 30, 2022 are as follows:

Year ending December 31:
October - December 2022	$5,392
2023	4,563
2024	11,325
21,280
Less: Current Portion	9,366
Total	$11,914

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	September 30, 2022
		(Unaudited)
Accounts payable	$17,748	$18,422
Accrued warranty	1,146	1,708
Accrued compensation	6,644	6,132
Government authorities	2,080	1,963
Other current liabilities	1,397	593

	$29,015	$28,818

The Company’s products are warranted against defects in materials and workmanship for a period of one to three years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2021 and 2022:

	Nine Months Ended September 30,
	2021	2022

Accrued warranty reserve, beginning of year	$742	$1,333
Accrual for product warranties issued	639	998
Product replacements and other warranty expenditures	(565)	(373)
Expiration of warranties	19	(83)

Accrued warranty reserve, end of period (a)	$835	$1,875

(a)	Includes non-current accrued warranty included in other long-term liabilities at December 31, 2021 and September 30, 2022 of $187 and $167, respectively.

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

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the nine-month periods ended September 30, 2021 and September 30, 2022, the Company issued -0- and 3 additional shares of Series A Preferred Stock, respectively.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the nine-month period ended September 30, 2022, the Company paid dividends in the amounts of 3 shares to the holders of the Series A Preferred Stock. As of September 30, 2022, dividends in arrears were $-0-.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2022	$391	$391
Net current period change	(1,441)	(1,441)

Balance at September 30, 2022	$(1,050)	$(1,050)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2021 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2021	$399	$399
Net current period change	(423)	(423)

Balance at September 30, 2021	$(24)	$(24)

The Company’s reporting currency is the U.S. dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains/(losses) from the translation of foreign currency financial statements of $(423) and $(1,441) at September 30, 2021 and 2022, respectively, are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency translation gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency translation (losses) gains for the three- and nine-month periods ended September 30, 2021 of $(345) and $(139), respectively, and for the three- and nine-month periods ended September 30, 2022 of $(922) and $(1,844), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency translation gains (losses) related to long-term debt of $(261) and $151 for the three- and nine-month periods ended September 30, 2021, respectively, and $191 and $2,803 for the three- and nine-month periods ended September 30, 2022, respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

United States	$10,976	$14,548	$36,186	$42,670
Israel	10,655	10,925	33,343	34,007
Other	7,615	8,815	22,256	25,366

	$29,246	$34,288	$91,785	$102,043

	December 31, 2021	September 30, 2022
		(Unaudited)
Long lived assets by geographic region:

United States	$1,123	$1,048
Israel	3,675	3,450
Other	4,190	4,496

	$8,988	$8,994

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Domestic pre-tax book income/(loss)	$(3,481)	$(3,739)	$(7,854)	$(12,083)
Foreign pre-tax book income/(loss)	293	2,210	1,981	6,846
Total income before income (loss) taxes	(3,188)	(1,529)	(5,873)	(5,237)
Income tax benefit (expense)	(161)	(770)	(701)	(107)
Total income (loss) after taxes	(3,349)	(2,299)	(6,574)	(5,344)

Effective tax rate	$(5.03)%	$(50.35)%	$(11.9)%	$(2.04)%

For the three- and nine-month periods ended September 30, 2021 and September 30, 2022, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel foreign jurisdictions and certain discrete items.

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The tax measures include, among other items, a corporate alternative minimum tax of 15%; an excise tax of 1% on corporate stock buy-backs; energy-related tax credits; and additional funding for the IRS for taxpayer services and enforcement. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of September 30, 2022.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” Tax measures include a 25% advanced investment tax credit (ITC) for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of September 30, 2022.

On March 11, 2021, the President of the United States signed the American Rescue Plan Act (the “ARPA”) into law as a continuing response to the COVID-19 pandemic. The ARPA implemented new entity taxation provisions as well as extended unemployment benefits and related incentives to provide further economic relief to US businesses. The passage of the ARPA did not have a material impact to the Company nor its calculated AETR as of September 30, 2022.

NOTE 17 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and nine-months ended September 30, 2021 and 2022.

Components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Short term lease cost:	$117	$102	$472	$346

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2021	2022
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,341	$1,042

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2022

Weighted-average remaining lease term (in years)	3.3
Weighted-average discount rate	4.4%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2022 are as follows:

Year ending December 31:
October - December 2022	$769
2023	2,616
2024	1,939
2025	1,760
2026	802
Thereafter	1,202
Total lease payments	9,088
Less: Imputed interest	(831)
Present value of lease liabilities	$8,257

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

	September 30, 2022
	Carrying Amount	Fair Value
Long term debt	$21,280	$21,280

NOTE 19 - CONCENTRATION OF CUSTOMERS

For the nine-month periods ended September 30, 2021 and 2022, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $217, plus $978 of interest and penalty, totaling $1,195 as of September 30, 2022. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,193 as of September 30, 2022. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

NOTE 22 – SUBSEQUENT EVENTS

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer in the aggregate principal amount of $10 million (the “New Revolver”). The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver will be secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

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

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law in August 2022. The IRA is federal legislation designed to raise revenue from lowering of prescription drug prices and imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives, subsidizing the Affordable Care Act, and enacting of certain tax reforms. Management continues to monitor any potential impact of the IRA on our results. No immediate or direct effect from the legislation has had a material impact on our results at this time.

The CHIPS and Science Act (“CHIPS”) was signed into law in August 2022. CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. No immediate or direct material effect from the legislation has had a material impact on our results at this time.

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

As of September 30, 2022, we had cash (including restricted cash) and cash equivalents of $17.0 million and working capital of $36.6 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under the revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through November 9, 2023.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

For the three-month period ended September 30, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Revenue:
Products	36.9%	40.9%	41.0%	42.4%
Services	63.1%	59.1%	59.0%	57.6%
	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	27.9%	28.7%	29.6%	32.5%
Cost of services	23.3%	21.2%	21.6%	20.7%
	51.2%	49.9%	51.2%	53.2%

Gross profit	48.8%	50.1%	48.8%	46.8%

Operating expenses:
Selling, general and administrative expenses	47.7%	48.6%	44.7%	46.4%
Research and development expenses	9.4%	5.1%	9.0%	6.8%
Total operating expenses	57.1%	53.7%	53.7%	53.2%

Loss from operations	(8.3)%	(3.6)%	(4.9)%	(6.4)%

Interest income	0.0%	0.1%	0.0%	0.0%
Interest expense	(2.6)%	(1.0)%	(1.5)%	1.3%
Other income (expenses) net,	0.0%	0.0%	0.0%	0.0%
Net loss before income taxes	(10.9)%	(4.5)%	(6.4)%	(5.1)%
Income tax benefit (expense)	(0.6)%	(2.2)%	(0.8)%	(0.1)%
Net loss before non-controlling interest	(11.5)%	(6.7)%	(7.2)%	(5.2)%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net loss	(11.5)%	(6.7)%	(7.2)%	(5.2)%
Accretion of preferred stock	(0.5)%	(0.5)%	(0.5)%	(0.5)%
Preferred stock dividend	(3.5)%	(3.1)%	(3.4)%	(3.1)%
Net loss attributable to common shareholders	(15.5)%	(10.3)%	(11.1)%	(8.8)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

REVENUES. Revenues increased by approximately $5.0 million, or 17.2%, to $34.3 million in the three months ended September 30, 2022, from $29.2 million in the same period in 2021.

Revenues from products increased approximately $3.2 million, or 30%, to $14.0 million in the three months ended September 30, 2022, from $10.8 million in the same period in 2021. The increase in product revenue is principally due to increased product sales in our Powerfleet for Logistics business and Powerfleet for Industrial business.

Revenues from services increased approximately $1.8 million, or 9.8%, to $20.3 million in the three months ended September 30, 2022, from $18.5 million in the same period in 2021. The increase in services revenue is principally due to an increase in our install base that generates service revenue and installation revenue.

COST OF REVENUES. Cost of revenues increased by approximately $2.1 million, or 14.2%, to $17.1 million in the three months ended September 30, 2022, from $14.9 million for the same period in 2021. Gross profit was $17.2 million in the three months ended September 30, 2022, compared to $14.3 million in the same period in 2021. As a percentage of revenues, gross profit increased to 50.1% in 2022 from 48.8% in 2021. The increase in gross profit as a percentage of revenue was principally due to improved management of raw materials costs related to the global supply chain issues and electronic component shortages.

Cost of products increased by approximately $1.6 million, or 20.4%, to $9.8 million in the three months ended September 30, 2022, from $8.2 million in the same period in 2021. Gross profit for products was $4.2 million in the three months ended September 30, 2022, compared to $2.6 million in the same period in 2021. As a percentage of product revenues, gross profit increased to 29.8% in 2022 from 24.2% in 2021. The increase in gross profit as a percentage of revenue was principally due to product mix and improved management of raw materials costs related to the global supply chain issues and electronic component shortages.

Cost of services increased by approximately $0.4 million, or 6.8%, to $7.3 million in the three months ended September 30, 2022, from $6.8 million in the same period in 2021. Gross profit for services was $12.9 million in the three months ended September 30, 2022, compared to $11.6 million in the same period in 2021. As a percentage of service revenues, gross profit increased to 64.1% in 2022 from 63.1% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $2.7 million, or 19.3%, to approximately $16.7 million in the three months ended September 30, 2022, compared to $14.0 million in the same period in 2021, principally due to foreign currency losses, increased salaries and related expenses, and marketing expenses. As a percentage of revenues, SG&A expenses increased to 48.6% in the three months ended September 30, 2022, from 47.7% in the same period in 2021, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $1.0 million, or 36.6%, to approximately $1.7 million in the three months ended September 30, 2022, compared to $2.7 million in the same period in 2021 principally due to the capitalization of software development expenses for new product development. As a percentage of revenues, R&D expenses decreased to 5.1% in the three months ended September 30, 2022, from 9.4% in the same period in 2021, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $446 thousand, or 57.4%, to approximately $(331) thousand in the three months ended September 30, 2022, compared to $(777) thousand in the same period in 2021, principally due to foreign currency translation gains from the Term Facilities.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $3.5 million, or $(0.10) per basic and diluted share, for the three months ended September 30, 2022, as compared to net loss of $4.5 million, or $(0.13) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

REVENUES. Revenues increased by approximately $10.3 million, or 11.2%, to $102.0 million in the nine months ended September 30, 2022, from $91.8 million in the same period in 2021.

Revenues from products increased by approximately $5.6 million, or 14.8%, to $43.2 million in the nine months ended September 30, 2022, from $37.6 million in the same period in 2021. The increase in product revenue is due to increased product sales in our Powerfleet for Logistics business and Powerfleet for Industrial business.

Revenues from services increased by approximately $4.7 million, or 8.7%, to $58.8 million in the nine months ended September 30, 2022, from $54.1 million in the same period in 2021. The increase in services revenue is principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $7.2 million, or 15.4%, to $54.2 million in the nine months ended September 30, 2022, from $47.0 million for the same period in 2021. Gross profit was $47.8 million in the nine months ended September 30, 2022, compared to $44.8 million for the same period in 2021. As a percentage of revenues, gross profit decreased to 46.9% in 2022 from 48.8% in 2021. The decrease in gross profit as a percentage of revenue was principally due to higher raw materials costs related to the global supply chain issues.

Cost of products increased by approximately $6.0 million, or 21.9%, to $33.2 million in the nine months ended September 30, 2022, from $27.2 million in the same period in 2021. Gross profit for products was $10.1 million in the nine months ended September 30, 2022, compared to $10.5 million in the same period in 2021. As a percentage of product revenues, gross profit decreased to 23.3% in 2022 from 27.8% in 2021. The decrease in gross profit as a percentage of revenue was impacted by product mix, higher costs associated with supply chain issues, electronic component shortages and inflation.

Cost of services increased by approximately $1.3 million, or 6.3%, to $21.1 million in the nine months ended September 30, 2022, from $19.8 million in the same period in 2021. Gross profit for services was $37.7 million in the nine months ended September 30, 2022, compared to $34.3 million in the same period in 2021. As a percentage of service revenues, gross profit increased to 64.2% in 2022 from 63.4% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $6.4 million, or 15.6%, to approximately $47.4 million in the nine months ended September 30, 2022, compared to $41.0 million in the same period in 2021, principally due to increased salaries and related expenses, foreign currency losses, marketing and travel expenses, and professional fees. As a percentage of revenues, SG&A expenses increased to 46.4% in the nine months ended September 30, 2022, from 44.7% in the same period in 2021, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $1.3 million, or 15.7%, to approximately $7.0 million in the nine months ended September 30, 2022, compared to $8.3 million in the same period in 2021, principally due to the capitalization of software development expenses for new product development. As a percentage of revenues, R&D expenses decreased to 6.8% in the nine months ended September 30, 2022, from 9.0% in the same period in 2021, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $2.7 million, or 187.3%, to approximately $(1.3) million in the nine months ended September 30, 2022, compared to $1.4 million in the same period in 2021, principally due to foreign currency translation gains from the Term Facilities.

NET LOSS ATTIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $9.0 million, or $(0.25) per basic and diluted share, for the nine months ended September 30, 2022, as compared to net loss of $10.2 million, or $(0.30) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2022, we had cash (including restricted cash) and cash equivalents of $17.0 million and working capital of $36.6 million.

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

In addition, our wholly-owned subsidiaries, Powerfleet Israel and Pointer (the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was $21.3 million as of September 30, 2022. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. As of September 30, 2022, the Company borrowed $3.9 million under the revolving credit facility.

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

In June 2012, Pointer entered into a one-year $1,000 revolving credit facility with Discount Bank, which renews annually, subject to the bank’s approval. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of September 30, 2022.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer in the aggregate principal amount of $10 million (the “New Revolver”). The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver will be secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

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

Capital Requirements

As of September 30, 2022, we had cash (including restricted cash) and cash equivalents of $17.0 million and working capital of $36.6 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least November 9, 2023.

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

Operating Activities

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2022, compared to net cash used in operating activities of $1.2 million for the same period in 2021. The net cash used in operating activities for the nine months ended September 30, 2022, reflects a net loss of $5.3 million and includes non-cash charges of $3.2 million for stock-based compensation, $6.2 million for depreciation and amortization expense and $2.1 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $3.0 million;
●	an increase in inventory of $5.5 million;
●	an increase in prepaid expenses and other assets of $0.7 million;
●	an increase in accounts payable of $1.7 million; and
●	a decrease in lease liabilities of $2.0 million.

Investing Activities

Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $2.5 million for the same period in 2021. The cash used in investing activities for the nine months ended September 30, 2022 and 2021 was related to capital expenditures.

Financing Activities

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $19.7 million for the same period in 2021. The cash used in financing activities for the nine months ended September 30, 2022 was primarily due to the repayment of long-term debt of $4.3 million, partially offset by net borrowings under the line of credit of $3.9 million. The change from the same period in 2021 was primarily due to the net proceeds from our stock offering of $26.9 million which was offset by the repayment of long-term debt of $4.0 million and the payment of preferred stock dividends of $3.1 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2022, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2021, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, due to a material weakness in our internal control over financial reporting described below, which has not been remediated as of September 30, 2022.

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

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended September 30, 2022 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2022 - July 31, 2022	-		$-	$-	$-
August 1, 2022 - August 31, 2022	2,000	(1)	$3.35	$-	$-
September 1, 2022 - September 30, 2022			$-	$-	$-
Total	2,000		$3.35	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2021 and September 30, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2022; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2021 through September 30, 2021 and January 1, 2022 through September 30, 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2022; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: November 9, 2022	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Joaquin Fong
Joaquin Fong
Global Controller
(Principal Financial and Accounting Officer)

