Form 10-K
period 2022-12-31
PowerFleet, Inc.
filed 2023-03-31
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $75.7 million.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2023 was 36,170,299 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement For the Registrant’s 2023 Annual Meeting of Stockholders	Part III

POWERFLEET, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of PowerFleet, Inc. contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POWERFLEET and Design® and CAMERA Design®.

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

We have an established history of IoT device development and innovation creating devices that can withstand harsh and rugged environments. With 46 patents and patent applications and over 25 years’ experience, we believe we are well positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

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

Key Applications of our IoT Solutions

We provide real-time intelligence for organizations with high-value assets allowing them to make informed decisions and ultimately improve their operations, safety, and bottom line. Our applications enable organizations to capture IoT data from various types of assets with devices and sensors creating a holistic view for analysis and action.

The core applications that our IoT solutions address include:

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

Improve Safety: Our applications are designed to provide asset and operator management, monitoring, and visibility for safer environments. Our solutions allow our customers to monitor their fleet of vehicles on various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, email, mobile phone or an SMS. In addition, our dash camera provides critical video capture that can be used to help exonerate drivers when in accidents or help bolster training and coaching programs of employees. We also offer preventative solutions such as safety warning products to alert vehicle operators of objects or pedestrians in their pathway to prevent accidents, injuries, and damage. Our analytics platform features dashboards with KPIs and can help managers identify patterns, trends and outliers that can be used as flags for interventions.

Drive Operational Efficiency & Productivity: To increase utilization of mobile assets, our solutions enable the identification of a change in status, real-time location, geo-fencing alerts when an asset is approaching or leaving its destination, cargo status, and on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive. Having this information enables customers to increase capacity, speed of service, right-size their fleets, and improve communication internally and with customers. In addition, customers can increase revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging (ELD) and automated record keeping for regulatory compliance, monitoring of asset pools and geofence violations, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on dwell time and exceeding the allotted time for loading and unloading.

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

Services

Hosting Services: We provide the use of our systems as a remotely hosted service, with the system server and application software residing in our colocation center or on a cloud platform provider’s infrastructure (e.g., Azure, AWS). This approach helps us reduce support costs and improve quality control. It separates the system from the restrictions of the customers’ local IT networks, which helps reduce their system support efforts and makes it easier for them to receive the benefits of system enhancements and upgrades. Our hosting services are typically offered with extended maintenance and support services over a multi-year term of service, with automatic renewals following the end of the initial term.

Software as a Service: We provide system monitoring, help desk technical support, escalation procedure development, routine diagnostic data analysis and software updates services as part of the ongoing contract term. These services ensure deployed systems remain in optimal performance condition throughout the contract term and provide access to newly developed features and functions on an annual basis.

Maintenance Services: We provide a warranty on the hardware components of our system. During the warranty period, we either replace or repair defective hardware. We also make extended maintenance contracts available to customers and offer ongoing maintenance and support on a time and materials basis.

Customer Support and Consulting Services for Ease of Use, Adoption, and Added Value: We have developed a framework for the various phases of system training and support that offer our customers both structure and flexibility. Major training phases include hardware installation and troubleshooting, software installation and troubleshooting, “train-the-trainer” training on asset hardware operation, preliminary software user training, system administrator training, information technology issue training, ad hoc training during system launch and advanced software user training.

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

We provide our consulting services both as a standalone service to study the potential benefits of implementing a IoT business intelligence solution and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Growth Strategy

Our objective is to become a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. Commencing in 2023 we plan to consolidate and augment many of our existing capabilities on a single customer software platform branded as “Unity.” We have designed our Unity platform to enable rapid and deep integration with IoT devices and third-party business systems to a highly scalable data pipeline that powers artificial intelligence-driven insights to help companies save lives, time, and money. Unity will be an increasingly important initiative to meet our objective of becoming a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

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

We work closely with customers to prove out a return on investment, which is usually less than 12 months, and help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

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

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Some of our global customers that benefit from the Company’s combined solutions to power their specific IoT and machine to machine mobility needs include Avis, Walmart, Toyota, and XPO Logistics. No individual customer generates revenue equal to or greater than 10% of the Company’s consolidated total revenue.

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

Generally, our research and development efforts are focused on expanding the capabilities of our products; differentiating our offerings through our Unity platform build, simplifying the implementation, support and utilization of our solutions, reducing the cost of our solutions, increasing the reliability of our solutions, expanding the functionality of our solutions to meet customer and market requirements, applying new advances in technology to enhance existing solutions, and building further competitive advantages through our intellectual property portfolio.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology and products, including our wireless asset management systems, connected car products, and vehicle management systems. As of March 9, 2023, our patent portfolio includes 38 U.S. patents, 3 pending U.S. patent applications, 3 pending foreign patent applications, and 2 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2024 and 2040. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, ASSET INTELLIGENCE®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POWERFLEET and Design® and CAMERA Design®.

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

Government Regulations

The use of radio emissions is subject to regulation in the United States by various federal agencies, including the Federal Communications Commission (the “FCC”) and the Occupational Safety and Health Administration (“OSHA”). Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

Regulatory changes in the United States and other countries in which we may operate in the future could require modifications to some of our products in order for us to continue manufacturing and marketing our products in those areas.

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products. To market and sell our integrated wireless solutions in the European Union, we also utilize unlicensed radio spectra and have obtained the required European Norm (“EN”) certifications.

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

We are currently registered by the Federal Department of Security in Mexico to provide our services.

Our subsidiary Pointer SA (PTY) Ltd. (“Pointer South Africa”) is currently registered as a security service provider under the Private Security Industry Regulation Act, 2001 in South Africa. Our products are also listed with the Independent Communications Authority of South Africa.

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

Employees

As of March 9, 2023, we had 795 total employees globally, 100% of whom are full-time employees. We believe that our relationships with our employees is good.

Recent Developments

Rising interest rates, higher inflation, fluctuations in currency values, supply chain disruptions and the conflict between Russia and Ukraine have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law in August 2022. The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. Management continues to monitor any potential impact of the IRA on our results. No immediate or direct effect from the legislation has had a material impact on our results at this time.

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

Risk Factor Summary:

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
●	The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.
●	We provide no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we have acquired or might acquire in the future.
●	Our expansion into new products, services, and technologies subjects us to additional risks.
●	If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.
●	We may be subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
●	The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.
●	We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
●	We are an international company and may be susceptible to a number of political, economic and geographic risks that could harm our business.
●	Conditions and changes in the global economic environment may adversely affect our business and financial results.
●	The international scope of our business exposes us to risks associated with foreign exchange rates.
●	We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
●	If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

●	We may incur additional charges for excess and obsolete inventory, which could adversely affect our cost of sales and gross profit.
●	The long and variable sales cycles for our solutions may cause our revenues and operating results to vary significantly from quarter to quarter or year to year.
●	We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.
●	If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.
●	We may become involved in an intellectual property dispute that could subject us to significant liability and divert the time and attention of our management and prevent us from selling our products.
●	We rely on subcontractors to manufacture and deliver our products.
●	Our manufacturers rely on a limited number of suppliers for several significant components used in our products.
●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
●	Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.
●	Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.
●	A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.
●	A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.
●	The increasing availability of handheld general packet radio service GPRS devices may reduce the demand for our products for small fleet management.
●	The use of our products is subject to international regulations.
●	The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
●	Our financial statements may not reflect certain payments we may be required to make to employees.
●	Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.
●	Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
●	Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.
●	Our Israeli subsidiaries have incurred significant indebtedness to finance the Transactions.
●	The terms of the Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.
●	If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.
●	The unpredictability of our quarterly operating results could adversely affect the market price of our common stock.
●	We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.
●	Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
●	Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
●	In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.
●	We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.
●	Many of our employees in Israel are required to perform military reserve duty.
●	We may be adversely affected by a change of the Israeli Consumer Price Index.
●	The Argentine government may enact or enforce measures to preempt or respond to social unrest or economic turmoil which may adversely affect our business in Argentina.
●	Economic uncertainty and volatility in Brazil may adversely affect our business.
●	The Brazilian government has exercised, and may continue to exercise, significant influence over the Brazilian economy.
●	Political instability in Brazil may adversely affect Brazil’s economy and investment levels and have a material adverse effect on the Company.
●	Economic uncertainty and volatility in Mexico may adversely affect our business.
●	Holders of our Series A Preferred Stock can exercise significant control over the Company, which could limit the ability of our stockholders to influence the outcome of key transactions, including a change of control.
●	The Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of Series A Preferred Stock differing from those of the holders of our common stock.
●	Any issuance of our common stock upon conversion of the Series A Preferred Stock will cause dilution to then existing Company stockholders and may depress the market price of our common stock.
●	The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
●	Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
●	Our Charter provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
●	The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities which may prevent us from receiving the benefit of certain corporate opportunities.
●	Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

Risks Related to Our Business:

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of December 31, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $35.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $13.6 million, $18.1 million and $11.9 million for the years ended December 31, 2020, 2021 and 2022, respectively, and have incurred additional net losses since inception. At December 31, 2022, we had an accumulated deficit of approximately $141.4 million. Our ability to increase our revenues from the sale of our solutions will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our customer order delivery timelines and could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have continued to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions and ongoing disruptions from the COVID-19 pandemic. Over the past two years, we have experienced delays in supply chain deliveries, extended lead times and shortages of key components, some raw material cost increases and slowdowns at certain production facilities. These disruptions have delayed and may continue to delay the timing of some orders and expected deliveries of our products, which has impacted our business and results of operations.

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

We may, from time to time, consider combinations with or acquisitions of complementary companies, products, or technologies. In the event of any future acquisitions or combinations, we could:

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

For example, on March 6, 2023, we entered into a definitive share purchase and transfer agreement (the “SPA”) with Swiss Re Reinsurance Holding Company Ltd (“Swiss Re”) to acquire all of the outstanding shares of Movingdots GmbH (“Movingdots”), a leading provider of insurance telematics and sustainable mobility solutions and wholly owned subsidiary of Swiss Re. Our operation of any acquired business, including Movingdots, will involve numerous risks, including:

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

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation, adverse business conditions and liquidity concerns as well as recent bank failures. These events and the related uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business and results of operations. Uncertainty about current global economic conditions, in particular as a result of the continued global supply chain disruptions, inflation and other cost increases, and the conflict between Russia and Ukraine and recent bank failures, could also cause volatility of our stock price. During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide. This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, and payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected. If the current uncertainty in the general economy does not change or continue to improve, our business, financial condition and results of operations could be harmed.

More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

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

Technical products like ours often contain undetected errors or failures when first introduced. Despite our efforts to eliminate these flaws, there still may be errors or failures in our products, even after the commencement of commercial shipments. We provide a reserve at the time of shipment, which may not be sufficient to cover actual repair costs. Because our products are used in business-critical applications, we could be subject to product liability claims if our systems fail to perform as intended. Even unsuccessful claims against us could result in costly litigation and the diversion of management’s time and resources and could damage our reputation and impair the marketability of our systems. Although we maintain insurance, there are no assurances that:

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

In January 2023, the U.S. Federal Trade Commission (“FTC”) announced a Notice of Proposed Rulemaking for a broad ban on non-compete clauses between employers and workers and is currently seeking public comment on the proposed rule. Specifically, the proposed rule would make it illegal for an employer to, among other things, enter into or attempt to enter into a non-compete with a worker; maintain a non-compete with a worker; or represent to a worker, under certain circumstances, that the worker is subject to a non-compete. While we cannot predict whether or when the FTC’s proposed ban on non-compete arrangements will be implemented, or the impact that such ban will have on our operations if implemented, there is now increased uncertainty regarding the long-term enforceability of our non-competition agreements with employees in the U.S. If the enforceability of non-competition agreements is affected by future lawmaking or regulatory action, it may impede our ability to ensure that former employees, who received training and experience through their employment with us, refrain from using their knowledge of our business and operations to compete with us.

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

In connection with the Transactions, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer entered into a credit agreement, dated August 19, 2019 (the “Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekel (NIS) in an initial aggregate principal amount of $30,000,000 (comprised of two facilities in the initial aggregate principal amount of $20,000,000 and $10,000,000, (the “Term A Facility” and “Term B Facility,” respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility to Pointer in an aggregate principal amount of $10,000,000. On October 31, 2022, Powerfleet Israel and Pointer entered into an amendment to the Credit Agreement with Hapoalim, which provided for, among other things, a new revolving credit facility to Pointer in the aggregate principal amount of $10,000,000 (the “New Revolver”). The outstanding amount under the term loan facilities was NIS 55,298,000, or $15,877,000, as of December 31, 2022. Such indebtedness will have the effect, among other things, of reducing Powerfleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, because such indebtedness is subject to floating interest rates and exposed to foreign currency fluctuations, may increase Powerfleet Israel’s and Pointer’s vulnerability to fluctuations in market interest and foreign exchange rates. The Credit Agreement requires Powerfleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness is secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, and a first ranking fixed pledge and assignment by Pointer over its bank account that was opened in connection with the New Revolver and all of the rights relating thereunder, as well as cross guarantees between Powerfleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to fund efforts to integrate I.D. Systems’ and Pointer’s businesses and realize expected benefits of the Transactions and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

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

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2022, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We identified material weaknesses in our internal control over financial reporting as of December 31, 2022, which have not been remediated (see Item 9A of this Annual Report on Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2022 due to the lack of controls related to the determination of standalone selling price, capitalized software costs and the financial statement close process.

We are still considering the full extent of the procedures to implement in order to remediate the material weaknesses described above; however, the current remediation plan includes: (i) implementation of a new enterprise resource planning (ERP) system (ii) utilizing external resources to support our efforts to rework certain control gaps across the various processes in Israel and the U.S. with identified deficiencies, (iii) implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the U.S., and (iv) training relevant personnel to reinforce existing policies and enhancing policies with regard to appropriate steps and procedures required to be performed related to the execution and documentation of internal controls. We cannot assure you that any of our remedial measures will be effective in resolving this material weakness or that we will not suffer from other material weaknesses in the future.

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

We operate through our wholly owned subsidiary Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) in Brazil, which has periodically experienced extremely high rates of inflation. In 2021, Brazil reached a double-digit inflation rate. Inflation, along with governmental measures to fight inflation and public speculation about possible future measures, has had significant negative effects on the Brazilian economy. In addition, future governmental actions, including actions to adjust the value of the Brazilian real, may trigger increases in inflation. There can be no assurance that inflation will not affect our business in Brazil in the future. In addition, any Brazilian government’s actions to maintain economic stability, as well as public speculation about possible future actions, may contribute significantly to economic uncertainty in Brazil. It is also difficult to assess the impact that turmoil in the credit markets will have on the Brazilian economy and on our future operations and financial results or our operations in Brazil.

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

Our operations in Brazil are also subject to uncertainties in the Brazilian legal and regulatory system. In August 2014, Pointer Brazil received a notice from the Brazilian tax authority alleging that it had not paid an aggregate of $197,000 in value-added tax, the Brazilian ICMS tax, plus $1,057,000 of interest and penalties, resulting in a total amount of $1,254,000 of alleged tax deficiency as of December 31, 2022. In July 2015, Pointer Brazil received another tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,777,535 as of December 31, 2022. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse with respect to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. While our legal counsel is of the opinion that it is probable that we will prevail in these proceedings and that no material costs will arise in respect to these claims, litigation is inherently subject to many uncertainties and we cannot provide any assurance that we will ultimately be successful.

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

The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment. Despite the ongoing recovery of the Brazilian economy, weak macroeconomic conditions in Brazil are expected to continue in 2023, political uncertainty can result from the presidential elections and the transition to a new government could have an adverse effect on our business, results of operations and financial condition.

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

In connection with the closing of the Transactions, we issued Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”) pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”). The Series A Preferred Stock represents a significant percentage of the aggregate voting power of the Company. Based on an initial conversion price of $7.319, the Investors, who are the initial holders of the Series A Preferred Stock, own approximately 18% of the Company on an as-converted basis as of March 20, 2023. Except as required by applicable law or as otherwise specifically set forth in our Amended and Restated Certificate of Incorporation (the “Charter”), the holders of Series A Preferred Stock will not be entitled to vote on any matter presented to our stockholders unless and until any holder of Series A Preferred Stock provides written notification to the Company that such holder is electing, on behalf of all holders of Series A Preferred Stock, to activate their voting rights and in doing so rendering the Series A Preferred Stock voting capital stock of the Company (such notice, a “Series A Voting Activation Notice”). From and after the delivery of Series A Voting Activation Notice, all holders of the Series A Preferred Stock will be entitled to vote with the holders of our common stock as a single class on an as-converted basis unless and until such time as the holders of at least a majority of the outstanding shares of Series A Preferred Stock provide further written notice to the Company that they elect to deactivate their voting rights. In addition, the aggregate voting power of the Series A Preferred Stock may increase further in connection with the accrual of dividends at an initial minimum rate of 7.5% per annum, which may be payable, at our election, in kind through the issuance of additional shares of Series A Preferred Stock. However, to the extent voting rights of the Series A Preferred Stock have been activated, any holder of Series A Preferred Stock shall not be entitled to cast votes for the number of shares of our common stock issuable upon conversion of shares of Series A Preferred Stock held by such holder that exceeds the quotient of (i) the aggregate Series A Issue Price (as defined below) for such shares of Series A Preferred Stock divided by (ii) $5.57 (subject to adjustment for stock splits, stock dividends, combinations, reclassifications and similar events, as applicable). As a result, the holders of shares of the Series A Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders.

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

As of March 20, 2023, our executive officers and directors beneficially owned, in the aggregate, approximately 3% of our outstanding common stock, not including approximately 6,055,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 36,170,299 shares of common stock outstanding as of March 20, 2023, of which 35,088,407 shares are freely transferable without restriction, and 1,081,892 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2022, time-based options and market-based stock options subject to performance-based vesting conditions, to purchase 2,728,000 and 5,065,000 shares of our common stock, respectively, were issued and outstanding, of which 1,247,000 and 0, respectively were vested. The weighted-average exercise price of the vested non-market based stock options is $5.79. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

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

As a result of this provision, we may not be offered certain corporate opportunities which could be beneficial to us and our stockholders. While we are unable at this time to predict how this provision may adversely impact our stockholders, it is possible that we would not be offered the opportunity to participate in a future transaction which might have resulted in a financial benefit to us, which could, in turn, result in a material adverse effect on our business, financial condition, results of operations, or prospects.

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

Item 3. Legal Proceedings.

The information contained in Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Market and the Tel Aviv Stock Exchange, in each case under the symbol “PWFL.”

Holders

As of March 20, 2023, there were 27 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2022 - October 31, 2022	-	$-		$-	$-
November 1, 2022 - November 30, 2022	6,000	$2.76	(1)	$-	$-
December 1, 2022 - December 31, 2022	-	$-		$-	$-
Total	6,000	$2.76		$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

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

Our PowerFleet for Industrial solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for industrial trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth ®, WiFi, and proprietary radio frequency.

Our PowerFleet for Logistics solutions are designed to provide bumper-to-bumper asset management, monitoring, and visibility for over-the-road based assets such as heavy trucks, dry-van trailers, refrigerated trailers and shipping containers and their associated cargo. These systems provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains.

Our PowerFleet for Vehicles solutions are designed both to enhance the vehicle fleet management process, whether it’s a rental car, a private fleet, or automotive original equipment manufacturer (OEM) partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs and improve customer service.

Our patented technologies address the needs of organizations to monitor and analyze their assets to improve safety, increase efficiency and productivity, reduce costs, and improve profitability. Our offerings are sold under the global brands Powerfleet, Pointer and Cellocator.

We deliver advanced mobility solutions that connect assets to increase visibility operational efficiency and profitability. Across our vertical markets we differentiate ourselves by being OEM agnostic and helping mixed fleets view and manage their assets similarly. All of our solutions are paired with software as a service (SaaS) analytics platforms to provide an even deeper layer of insights. These insights include a full set of operational Key Performance Indicators (KPIs) to drive operational and strategic decisions. These KPIs leverage industry comparisons to show how a company is performing versus their peers. The more data the system collects, the more accurate a client’s understanding becomes.

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

We sell our wireless mobility solutions to both corporate-level executives, division heads and site-level management within the enterprise. We also utilize channel partners such as independent dealers and OEMs who may opt for us to white label our product. Typically, our initial system deployment serves as a basis for potential expansion across the customer’s organization. We work closely with customers to help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

We market and sell our solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as automotive manufacturing, heavy industry, retail food and grocery distribution, logistics, wholesale distribution, transportation, aviation, manufacturing, aerospace and defense, homeland security and vehicle rental.

We incurred net losses of approximately $13.6 million, $18.1 million, and $11.9 million for the years ended December 31, 2020, 2021 and 2022, respectively, and have incurred additional net losses since inception. As of December 31, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million, working capital of $35.5 million, and an accumulated deficit of $141.4 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which do not have standalone value to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

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

The Company performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative revenue and adjusted EBITDA multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of the projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model.

The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles, as well as revenue and cost growth relative to history and market trends and expectations. The market multiples approach incorporated judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

For the years ended December 31, 2020, 2021 and 2022, the Company did not incur an impairment charge.

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

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2020, 2021 and 2022, interest and penalties were immaterial.

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

	Year Ended December 31,
	2020	2021	2022

Revenue:
Products	40.2%	42.0%	41.7%
Services	59.8%	58.0%	58.3%
	100.0%	100.0%	100.0%
Cost of Revenue:
Cost of products	26.6%	31.2%	31.5%
Cost of services	21.4%	21.1%	21.0%
	48.0%	52.3%	52.5%

Gross profit	52.0%	47.7%	47.5%

Operating expenses:
Selling, general and administrative expenses	45.7%	45.2%	46.6%
Research and development expenses	9.3%	8.8%	6.7%
Total operating expenses	55.0%	54.0%	53.3%

Loss from operations	-3.0%	-6.3%	-5.8%

Interest income	0.1%	0.0%	0.1%
Interest expense	-3.9%	-2.2%	0.7%
Other income (expenses) net,	-0.1%	0.0%	0.0%
Net loss before income taxes	-7.0%	-8.5%	-5.0%
Income tax benefit (expense)	-0.9%	-2.0%	-0.2%
Net loss before non-controlling interest	-7.9%	-10.5%	-5.2%
Non-controlling interest	0.0%	0.0%	0.0%

Net loss	-7.9%	-10.5%	-5.2%
Accretion of preferred stock	-0.6%	-0.5%	-0.5%
Preferred stock dividend	-3.5%	-3.3%	-3.1%
Net loss attributable to common shareholders	-11.9%	-14.3%	-8.8%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

REVENUES. Revenues increased by approximately $8.9 million, or 7.1%, to $135.2 million in 2022 from $126.2 million in 2021.

Revenues from products increased by approximately $3.3 million, or 6.3%, to $56.3 million in 2022 from $53.0 million in 2021. The increase in product revenues is attributable to an increase in sales by our Powerfleet for Logistics and Powerfleet for Industrial products.

Revenues from services increased by approximately $5.6 million, or 7.7%, to $78.8 million in 2022 from $73.2 million in 2021. The increase in services revenues is principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $5.0 million, or 7.5%, to $71.0 million in 2022 from $66.0 million in 2021. Gross profit was $64.2 million in 2022 compared to $60.2 million in 2021. As a percentage of revenues, gross profit decreased to 47.5% in 2022 from 47.7% in 2021. The decrease in gross profit as a percentage of revenues was principally due to increases in raw material costs as a result of global supply chain issues.

Cost of products increased by approximately $3.2 million, or 8.1%, to $42.6 million in 2022 from $39.4 million in 2021. Gross profit for products was $13.7 million in 2022 compared to $13.5 million in 2021. As a percentage of product revenues, gross profit decreased to 24.3% in 2022 from 25.5% in 2021. The decrease in gross profit as a percentage of product revenues was impacted by product mix, higher costs associated with supply chain issues, electronic component shortages and inflation.

Cost of services increased by approximately $1.8 million, or 6.7%, to $28.4 million in 2022 from $26.6 million in 2021. Gross profit for services was $50.5 million in 2022 compared to $46.6 million in 2021. As a percentage of service revenues, gross profit increased to 64.0% in 2022 from 63.7% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $5.9 million, or 10.3%, to $63.0 million in 2022 compared to $57.1 million in 2021, inclusive of higher foreign currency losses of $0.7 million and higher severance costs of $0.7 million. Other drivers of the increase in expenses include increased salaries and related expenses, professional fees, and marketing and travel expenses. As a percentage of revenues, SG&A expenses increased to 46.6% in the year ended December 31, 2022, from 45.2% in the same period in 2021.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $2.1 million, or 18.9%, to $9.0 million in 2022 compared to $11.1 million in 2021, principally due to the capitalization of software development expenses for new product development, which increased by $2.2 million in 2022. As a percentage of revenues, R&D expenses decreased to 6.7% in the year ended December 31, 2022 from 8.8% in the same period in 2021.

INTEREST EXPENSE. Interest expense decreased by $3.8 million, or 136.0%, to $(1.0) million in 2022 from $2.8 million in 2021, principally due to foreign currency translation gains from the Term Facilities.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $11.9 million, or $(0.34) per basic and diluted share, for 2022 as compared to net loss of $18.1 million, or $(0.52) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

REVENUES. Revenues increased by approximately $12.6 million, or 11.1%, to $126.2 million in 2021 from $113.6 million in 2020.

Revenues from products increased by approximately $7.3 million, or 16.1%, to $53.0 million in 2021 from $45.7 million in 2020. The increase in product revenue is attributable to an increase in sales by our Powerfleet for Logistics products.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $5.2 million, or 10.0%, to $57.1 million in 2021 compared to $51.9 million in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. There was an additional $1.0 million increase in severance and recruiting related expenses. As a percentage of revenues, SG&A expenses decreased to 45.2% in the year ended December 31, 2021, from 45.7% in the same period in 2020.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by approximately $0.5 million, or 4.4%, to $11.1 million in 2021 compared to $10.6 million in 2020 principally due to increased salaries due to the reversal of temporary cost reduction initiatives implemented during the first quarter of 2020 in response to the impact and uncertainty caused by COVID-19. As a percentage of revenues, R&D expenses decreased to 8.8% in the year ended December 31, 2021from 9.3% in the same period in 2020.

INTEREST EXPENSE. Interest expense decreased by $1.7 million, or 38.1%, to $2.8 million in 2021 from $4.5 million in 2020, due to the continued paydown of principal on our credit facility with Hapoalim and the full pay down in 2020 of the convertible unsecured promissory notes in the aggregate principal amount of $5,000,000 (the “Notes”) that we issued to the Investors and a decrease in the foreign currency translation losses related to long-term debt included in interest expense.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $18.1 million, or $(0.52) per basic and diluted share, for 2021 as compared to net loss of $13.6 million, or $(0.46) per basic and diluted share, for the same period in 2020. The decrease in the net loss was due primarily to the reasons described above.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of December 31, 2022, we had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $35.5 million, compared to cash (including restricted cash) and cash equivalents of $26.8 million and working capital of $43.6 million as of December 31, 2021.

On October 3, 2019, in connection with the completion of the Transactions, we issued and sold 50,000 shares of the Series A Preferred Stock to the Investors pursuant to the terms of the Investment Agreement for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

Also, on October 3, 2019, we issued and sold the Notes to the Investors at the closing of the Transactions. We repaid in full the aggregate principal amount of $5.0 million and accrued interest under the Notes on October 1, 2020.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) are party to the Credit Agreement with Hapoalim, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (comprised of the Term A Facility and the Term B Facility in the aggregate principal amount of $20 million and $10 million, respectively) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was approximately NIS 55.3 million, or $15.9 million, as of December 31, 2022. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

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

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, the New Revolver. The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of December 31, 2022, the Company borrowed approximately NIS20.1 million, or $5.7 million, under the revolving credit facilities.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver is secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Pointer also has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of December 31, 2022.

As a result of global supply chain disruptions, the conflict between Russia and Ukraine, rising interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

Capital Requirements

As of December 31, 2022, we had cash (including restricted cash), cash equivalents and marketable securities of $18.0 million and working capital of $35.5 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least March 31, 2024.

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

Operating Activities

Net cash provided by operating activities was $0.8 million for the year ended December 31, 2022, compared to net cash used in operating activities of $5.0 million for the same period in 2021. The net cash provided by operating activities for the year ended December 31, 2022 reflects a net loss of $7.0 million and includes non-cash charges of $4.3 million for stock-based compensation, $8.3 million for depreciation and amortization expense and $2.8 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $1.6 million;
●	an increase in inventory of $4.5 million;
●	a decrease in lease liabilities of $2.7 million;
●	a decrease in accounts payable and accrued expenses of $0.5 million.

Net cash used in operating activities was $5.0 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $8.8 million for the same period in 2020. The net cash used in operating activities for the year ended December 31, 2021 reflects a net loss of $13.3 million and includes non-cash charges of $4.7 million for stock-based compensation, $8.6 million for depreciation and amortization expense and $2.9 million for right of use asset amortization. Changes in working capital items included:

●	an increase in accounts receivable of $9.7 million;
●	an increase in inventory of $6.1 million; and
●	an increase in accounts payable and accrued expenses of $8.3 million.

Investing Activities

Net cash used in investing activities was $5.8 million for the year ended December 31, 2022, compared to net cash used in investing activities of $3.4 million for the same period in 2021. The cash used in investing activities for the years ended December 31, 2022 and 2021 was primarily for the purchase of fixed assets and capitalized software development.

Net cash used in investing activities was $3.4 million for the year ended December 31, 2021, compared to net cash used in investing activities of $3.3 million for the same period in 2020. The cash used in investing activities for the years ended December 31, 2021 and 2020 was for the purchase of fixed assets and capitalized software development.

Financing Activities

Net cash used in financing activities was $0.3 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $16.2 million for the same period in 2021. The 2021 period was represented by net proceeds from our stock offering of $26.9 million offset by the net repayment of long-term debt of $5.7 million and the payment of preferred stock dividends of $4.1 million. In 2022, dividends were not paid in cash and the net cash used in financing was primarily from the repayment of long-term debt, net of proceeds from debt.

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

On March 6, 2023, we entered into the SPA with Swiss Re to acquire all of the outstanding shares of Movingdots for consideration consisting of €1 and the issuance by us of a ten-year warrant to purchase 800,000 shares of our common stock at an exercise price of $7.00 per share. Under the SPA, Swiss Re is required to ensure that Movingdots has available cash and cash equivalents of at least €8,000,000 as of the closing date. The transaction closed on March 31, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes which removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of PowerFleet, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerFleet, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

At December 31, 2022, the Company’s goodwill was $83.5 million. As discussed in Note 2 and 7 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimations required to determine the fair value of the reporting unit. In particular, the fair value estimates were sensitive to significant assumptions, including the weighted average cost of capital, revenues, cost growth and terminal growth rate all of which are affected by expectations about future operations and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s development and review of the significant assumptions described above and review of the reasonableness of the data utilized in the Company’s valuation analysis.

To test the fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, including key performance indicators, and evaluated whether changes in the company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized internal valuation specialists to assist us in evaluating the Company’s valuation model and related significant assumptions

Income Taxes – Uncertain Tax Positions

Description of the Matter

As discussed in Note 16 of the consolidated financial statements, the Company has recorded a liability of $0.4 million related to uncertain tax positions as of December 31, 2022. The Company conducts business in the US and various foreign countries and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational operations of the Company and changes in global income tax laws and regulations, including those in the US, there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.

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
March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PowerFleet, Inc. and subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited PowerFleet, Inc. and subsidiaries internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, PowerFleet, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the determination of standalone selling price, capitalized software costs and the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

March 31, 2023

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2021	2022

ASSETS
Current assets:
Cash and cash equivalents	$26,452	$17,680
Restricted cash	308	309
Accounts receivable, net of allowance for doubtful accounts of $3,176 and $2,567 in 2021 and 2022, respectively	32,094	32,493
Inventory, net	18,243	22,272
Deferred costs - current	1,762	762
Prepaid expenses and other current assets	9,051	7,709
Total current assets	87,910	81,225

Deferred costs - less current portion	249	-
Fixed assets, net	8,988	9,249
Goodwill	83,487	83,487
Intangible assets, net	26,122	22,908
Right of use asset	9,787	7,820
Severance payable fund	4,359	3,760
Deferred tax asset	4,262	3,225
Other assets	4,703	5,761
Total assets	$229,867	$217,435

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	6,114	10,312
Accounts payable and accrued expenses	29,015	26,598
Deferred revenue - current	6,519	6,363
Lease liability - current	2,640	2,441
Total current liabilities	44,288	45,714

Long-term debt, less current maturities	18,110	11,403
Deferred revenue - less current portion	4,428	4,390
Lease liability - less current portion	7,368	5,628
Accrued severance payable	4,887	4,365
Deferred tax liability	5,220	4,919
Other long-term liabilities	706	636

Total liabilities	85,007	77,055
Commitments and Contingencies (note 17)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 55 and 59 shares issued and outstanding at December 31, 2021 and December 31, 2022, respectively	52,663	57,565

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,263 and 37,605 shares issued at December 31, 2021 and December 31, 2022, respectively; shares outstanding, 35,882 and 36,170 at December 31, 2021 and December 31, 2022, respectively	373	376
Additional paid-in capital	234,083	233,521
Accumulated deficit	(134,437)	(141,440)
Accumulated other comprehensive gain (loss)	391	(1,210)
Treasury stock; 1,381 and 1,435 common shares at cost at December 31, 2021 and December 31, 2022, respectively	(8,299)	(8,510)

Total Powerfleet, Inc. stockholders’ equity	92,111	82,737
Non-controlling interest	86	78
Total equity	92,197	82,815
Total liabilities and stockholders’ equity	$229,867	$217,435

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2020	2021	2022

Revenues:
Products	$45,651	$52,981	$56,313
Services	67,942	73,227	78,844
Total revenues	113,593	126,208	135,157

Cost of Revenues:
Cost of products	30,219	39,445	42,636
Cost of services	24,357	26,580	28,350

	54,576	66,025	70,986

Gross profit	59,017	60,183	64,171

Operating expenses:
Selling, general and administrative expenses	51,878	57,100	63,001
Research and development expenses	10,597	11,058	8,964

	62,475	68,158	71,965

Loss from operations	(3,458)	(7,975)	(7,794)
Interest income	55	45	71
Interest expense	(4,467)	(2,764)	994
Other (expense) income, net	(102)	8	24

Net loss before income taxes	(7,972)	(10,686)	(6,705)

Income tax benefit (expense)	(1,038)	(2,607)	(296)

Net loss before non-controlling interest	(9,010)	(13,293)	(7,001)
Non-controlling interest	3	5	(2)

Net loss	(9,007)	(13,288)	(7,003)
Accretion of preferred stock	(672)	(672)	(671)
Preferred stock dividends	(3,927)	(4,112)	(4,231)

Net loss attributable to common stockholders	$(13,606)	$(18,072)	$(11,905)

Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.52)	$(0.34)

Weighted average common shares outstanding - basic and diluted	29,703	34,571	35,393

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	December 31,
	2020	2021	2022

Net loss attributable to common stockholders	$(13,606)	$(18,072)	$(11,905)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	134	(8)	(1,601)

Total other comprehensive income (loss), net	134	(8)	(1,601)

Comprehensive loss	$(13,472)	$(18,080)	$(13,506)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Additional		Accumulated Other		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	controlling Interest	Stockholders’ Equity

Balance at January 1, 2020	30,804	$308	$201,813	$(112,143)	$265	$(6,053)	$(10)	$84,180

Net loss attributable to common stockholders	-	-	(4,599)	(9,007)	-	-	-	(13,606)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	134	-	88	222
Issuance of restricted shares	461	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(143)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	149	1	(1)	-	-	-	-	-
Other	-	-	62	-	-	-	-	62
Shares issued pursuant to exercise of stock options	199	3	935	-	-	-	-	938
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(382)	-	(382)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(423)	-	(423)
Common shares issued	810	8	4,033	-	-	-	-	4,041
Stock based compensation	-	-	4,259	-	-	-	-	4,259
Balance at December 31, 2020	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288

Net loss attributable to common stockholders	-	-	(4,785)	(13,287)	-	-	-	(18,072)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	-	-	-	-	(8)	-	16	8
Issuance of restricted shares	449	5	(4)	-	-	-	-	1
Forfeiture of restricted shares	(89)	(1)	-	-	-	-	-	(1)
Vesting of restricted stock units	39	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	156	2	875	-	-	-	-	877
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(794)	-	(794)
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Stock based compensation	-	-	4,676	-	-	-	-	4,676
Balance at December 31, 2021	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197

Net loss attributable to common stockholders	-	-	(4,902)	(7,003)	-	-	-	(11,905)
Net income attributable to non-controlling interest	-	-	-	-	-	-	2	2
Foreign currency translation adjustment	-	-	-	-	(1,601)	-	(10)	(1,611)
Issuance of restricted shares	492	5	(5)	-	-	-	-	-
Forfeiture of restricted shares	(186)	(2)	2	-	-	-	-	-
Vesting of restricted stock units	36	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(211)	-	(211)
Stock based compensation	-	-	4,343	-	-	-	-	4,343
Balance at December 31, 2022	37,605	$376	$233,521	$(141,440)	$(1,210)	$(8,510)	$78	$82,815

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Year Ended December 31,
	2020	2021	2022

Cash flows from operating:
Net loss	$(9,007)	$(13,288)	$(7,003)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(3)	(5)	2
Inventory reserve	260	(22)	149
Stock based compensation expense	4,259	4,676	4,343
Depreciation and amortization	8,425	8,553	8,262
Right-of-use assets, non-cash lease expense	2,832	2,859	2,756
Bad debt expense	1,035	1,442	66
Deferred income taxes	359	2,607	134
Other non-cash items	23	305	707
Changes in:
Accounts receivable	2,168	(9,643)	(1,638)
Inventory	3,050	(6,058)	(4,473)
Prepaid expenses and other assets	1,908	(2,918)	(374)
Deferred costs	3,169	3,349	1,249
Deferred revenue	(4,326)	(2,290)	(158)
Accounts payable and accrued expenses	(2,392)	8,300	(484)
Lease liabilities	(2,962)	(2,741)	(2,739)
Accrued severance payable, net	50	(145)	(42)

Net cash (used in) provided by operating activities	8,848	(5,019)	757

Cash flows from investing activities:
Capital expenditures	(3,184)	(2,771)	(3,519)
Capitalized software development	(189)	(627)	(2,219)
Proceeds from the sale of property and equipment	75	-	-
Purchase of investment	-	-	(100)

Net cash (used in) provided by investing activities	(3,298)	(3,398)	(5,838)

Cash flows from financing activities:
Net proceeds from stock offering	4,041	26,867	-
Repayment of convertible note	(5,000)	-	-
Payment of preferred stock dividends	-	(4,112)	-
Repayment of long-term debt	(2,858)	(5,571)	(5,659)
Repayment of financing lease	-	(138)	(121)
Short-term bank debt, net	(262)	(270)	5,709
Proceeds from exercise of stock options, net	556	229
Purchase of treasury stock upon vesting of restricted stock	(423)	(794)	(211)

Net cash (used in) provided by financing activities	(3,946)	16,211	(282)

Effect of foreign exchange rate changes on cash and cash equivalents	128	531	(3,408)
Net (decrease) increase in cash, cash equivalents and restricted cash	1,732	8,325	(8,771)
Cash, cash equivalents and restricted cash - beginning of period	16,703	18,435	26,760

Cash, cash equivalents and restricted cash - end of period	$18,435	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	16,395	18,127	26,452
Restricted cash	308	308	308
Cash, cash equivalents, and restricted cash, beginning of period	$16,703	$18,435	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	18,127	26,452	17,680
Restricted cash	308	308	309
Cash, cash equivalents, and restricted cash, end of period	$18,435	$26,760	$17,989

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	47	58	63
Interest	2,297	1,474	1,308

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$382	$647	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2022

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

In addition, the Company has experienced a significant impact to its supply chain given COVID-19 and the related global semiconductor chip shortage, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory to ensure supply. The Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability primarily during the last six months of 2021 and first nine months of 2022. The supply chain disruptions and the related global semiconductor chip shortage have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions are more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these audited consolidated financial statements, the full extent to which the COVID-19 pandemic and the related supply chain disruptions, may materially impact the Company’s business, results of operations and financial condition is uncertain.

Basis of presentation

The audited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and the instructions to Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2022, the consolidated results of its operations for the twelve-month periods ended December 31, 2021 and 2022, the consolidated change in stockholders’ equity for the twelve-month periods ended December 31, 2021 and 2022, and the consolidated cash flows for the twelve-month periods ended December 31, 2021 and 2022.

Liquidity

As of December 31, 2022, the Company had cash (including restricted cash) and cash equivalents of $18.0 million and working capital of $35.5 million. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“PowerFleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with PowerFleet Israel, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided PowerFleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (NIS) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed net NIS20,091, or $5,709, under the revolving credit facility as of December 31. See Note 10 for additional information.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “New Revolver”). The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver is secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Pointer has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of December 31, 2022.

Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. During 2020, 2021 and 2022, we proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least March 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The consolidated financial statements include the accounts of PowerFleet, Inc. and its subsidiaries (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

[B] Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, capitalized software development costs, stock-based compensation costs and standalone selling price related to multiple element revenue arrangements. Actual results could differ from those estimates.

As of December 31, 2022, the impact of global uncertainties continue to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at December 31, 2021 and 2022 consists of cash held in escrow for purchases from a vendor.

[D] Accounts receivable:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains reserves against its accounts receivable for potential losses. Allowances for uncollectible accounts are estimated based on the Company’s periodic review of accounts receivable balances. In establishing the required allowance, management considers our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable are net of an allowance for doubtful accounts in the amount of $3,176 and $2,567 in 2021 and 2022, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

[E] Revenue recognition:

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold (see Note 11).

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which do not have standalone value to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

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

The Company also derives revenue from leasing arrangements. Such arrangements provide for monthly payments covering product or system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as operating or sales-type leases. Accordingly, for sales-type leases an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

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

[J] Goodwill and intangibles:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships, software to be sold or leased, and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one operating segment which is its only reporting unit. The Company tests its goodwill for impairment annually which is the first day of the Company’s fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

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

The Company performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative revenue and adjusted EBITDA multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of the projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model.

The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles, as well as revenue and cost growth relative to history and market trends and expectations. The market multiples approach incorporated judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

For the years ended December 31, 2020, 2021 and 2022, the Company did not incur an impairment charge.

[K] Product warranties:

The Company typically provides a 1 – 8 year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[L] Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $10,597, $11,058, and $8,964 in 2020, 2021 and 2022, respectively.

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

For the years ended December 31, 2022, 2021, and 2020, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the years ended December 31, 2020 and 2021. In 2022, the Company contributed $285 to the plan.

[P] Severance pay:

The liability of the Company’s subsidiaries in Israel for severance pay is calculated pursuant to Israel’s Severance Pay Law 5273-1963 (the “Severance Law”) based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date and are presented on an undiscounted basis. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability for the Company and its subsidiaries in Israel is fully provided by monthly deposits with insurance policies and by accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

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

[Q] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on grant date. The Company recorded stock-based compensation expense of $4,142, $4,416, and $4,343 for the years ended December 31, 2020, 2021 and 2022, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statement of operations. For the years ended December 31, 2020, 2021 and 2022, interest and penalties were immaterial.

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

	December 31, 2022
	Carrying Amount	Fair Value
Long term debt	$21,715	$21,224

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2020, 2021 and 2022 amounted to $1,022, $1,185, and $1,084, respectively.

[U] Foreign currency:

The Company’s reporting currency is the U.S dollar (“USD”). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency are $134, $(8) and $(1,601) at December 31, 2020, 2021 and 2022, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction gains (losses) for the years ended December 31, 2020, 2021 and 2022 of $148, $(128), and $(847) respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) related to long-term debt of $(2,137), $810 and $2,689 for the years ended December 31, 2020, 2021 and 2022, respectively, are included in interest expense in the Consolidated Statement of Operations.

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

NOTE 3 - REVENUE RECOGNITION

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold (see Note 11).

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which do not have standalone value to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for equipment and the related cost for these systems are deferred, recorded, and classified as a current and long-term liability and a current and long-term asset, respectively. The deferred revenue and cost are recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service.

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

The Company also derives revenue from leasing arrangements. Such arrangements provide for monthly payments covering product or system sale, maintenance, support and interest. These arrangements meet the criteria to be accounted for as operating or sales-type leases. Accordingly, for sales-type leases an asset is established for the “sales-type lease receivable” at the present value of the expected lease payments and revenue is deferred and recognized over the service contract, as described above. Maintenance revenues and interest income are recognized monthly over the lease term.

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

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2020, 2021 and 2022.

	Year Ended December 31,
	2020	2021	2022

Products	$45,651	$52,981	$56,313
Services	67,942	73,227	78,844

	$113,593	$126,208	$135,157

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2021 and 2022 are as follows:

	Year Ended December 31,
	2021	2022

Assets:
Deferred contract costs	$3,045	$2,740
Deferred costs	$2,011	$762

Liabilities:
Deferred revenue- services (1)	$8,401	$9,815
Deferred revenue - products (1)	2,546	938

	10,947	10,753
Less: Deferred revenue current portion	(6,519)	(6,363)

Deferred revenue long term	$4,428	$4,390

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2021 and 2022, the Company recognized revenue of $10,249 and $4,215, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue before year 2027, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2021	2022

Sales-type lease receivables, current	$786	$1,161
Prepaid expenses	4,580	4,047
Contract assets	1,124	1,131
Other current assets	2,561	1,370

	$9,051	$7,709

NOTE 5 - INVENTORIES

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $260 at December 31, 2021 and $453 at December 31, 2022.

Inventories consist of the following:

	Year Ended December 31,
	2021	2022

Components	$11,137	$12,443
Work in process	699	462
Finished goods, net	6,407	9,367

	$18,243	$22,272

NOTE 6 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	Year Ended December 31,
	2021	2022

Installed products	$6,190	$8,586
Computer software	6,732	7,195
Computer and electronic equipment	5,688	5,658
Furniture and fixtures	2,246	2,041
Leasehold improvements	1,445	1,415

	22,301	24,895
Accumulated depreciation and amortization	(13,313)	(15,646)
	$8,988	$9,249

Depreciation and amortization expense for the years ended December 31, 2020, 2021 and 2022 was $3,097, $3,399, and $3,183, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2020, 2021 and 2022 of $515, $426, and $179, respectively.

NOTE 7 - INTANGIBLE ASSETS AND GOODWILL

Beginning in 2022, the Company began to capitalize software costs for software to be sold, marketed, or leased to customers. Costs incurred internally in researching and developing software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The amortization of these costs will be included in cost of revenue over the estimated life of the products.

The following table summarizes identifiable intangible assets of the Company as of December 31, 2022 and 2021:

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
Patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3 – 6	1,865	-	1,865
		41,376	(18,633)	22,743

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$41,541	$(18,633)	$22,908

December 31, 2021	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(4,356)	$14,908
Trademark and tradename	3-15	7,553	(2,096)	5,457
Patents	7-11	628	(262)	366
Technology	7	10,911	(5,709)	5,202
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(184)	24
		38,952	(12,995)	25,957

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$39,117	$(12,995)	$26,122

Global uncertainties continue to adversely impact the broader global economy and has caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2021 and 2022, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

At December 31, 2022, the weighted-average amortization period for the intangible assets was 8.9 years. At December 31, 2022, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.6, 7.0, 4.3, and 3.0 years, respectively.

Amortization expense for the years ended December 31, 2020, 2021 and 2022 was $5,328, $5,154, and $5,079, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year ending December 31:
2023	$5,656
2024	3,243
2025	3,117
2026	2,413
2027	2,232
Thereafter	6,082
$22,743

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

Accordingly, the Company performed an interim quantitative impairment analysis at September 30, 2022 using a market-based and income-based quantitative assessment utilizing a combination of the (i) the guideline public company method applying revenue and adjusted EBITDA multiples of similar companies and, (ii) the discounted cash flow method, respectively. The fair value determination used in the impairment assessment requires estimates of the fair values based present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The Company concluded that no impairment relating to goodwill existed at December 31, 2022.

There have been no changes in the carrying amount of goodwill from January 1, 2022 to December 31, 2022.

NOTE 8 - STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 6,500 shares of the Company’s common stock with a vesting period of approximately four to five years. There were 1,349 shares available for future issuance under the 2018 Plan as of December 31, 2022.

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

In connection with the Company’s acquisition of Pointer, the Company previously approved the grants of options to purchase 350 shares of the Company’s common stock to Chris Wolfe, the Company’s former Chief Executive Officer, and options to purchase 150 shares of the Company’s common stock to Ned Mavrommatis, the Company’s former Chief Financial Officer, on March 13, 2019 (the “Signing Bonus Options”) and the grants of additional options to purchase 350 shares of the Company’s common stock to Mr. Wolfe and additional options to purchase 150 shares of the Company’s common stock to Mr. Mavrommatis on October 3, 2019 (the “Closing Bonus Options” and together with the Signing Bonus Options, the “Original Bonus Options”). The Original Bonus Options were subject to the terms of the Company’s 2018 Incentive Plan (the “2018 Plan”), vested upon the attainment of adjusted EBITDA targets for the fiscal years ending December 31, 2020 and December 31, 2021 and became exercisable 180 days after vesting, subject to acceleration in the event of certain change of control transactions. The Signing Bonus Options had an exercise price of $6.28 per share and the Closing Bonus Options had an exercise price of $6.00 per share.

In response to the impact of COVID-19, the Board terminated and cancelled the Original Bonus Options and approved the following grants to replace the Original Bonus Options: (i) options to purchase 350 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150 shares of the Company’s common stock to Mr. Mavrommatis (the “New Signing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.28 per share, and will vest and become exercisable in full on December 31, 2022 if the volume weighted average price of the Company’s common stock during a consecutive 30 trading day period (the “30 Day VWAP”) reaches $12.00 at any point prior to December 31, 2022, and (ii) options to purchase 350 shares of the Company’s common stock to Mr. Wolfe and options to purchase 150 shares of the Company’s common stock to Mr. Mavrommatis (the “New Closing Options”), which options are subject to the terms of the 2018 Plan, have an exercise price of $6.00 per share, and will vest and become exercisable immediately upon the Company achieving a 30 Day VWAP of $10.00.

During the first fiscal quarter of 2022, the Company granted options to purchase 5,960 shares of the Company’s common stock to certain senior managers, including the Company’s executive officers, consisting of options to purchase 895 shares of common stock with time-based vesting conditions and options to purchase 5,065 shares of common stock with performance-based vesting conditions (which we refer to as “market-based stock options”). The market-based stock options have an exercise price that range from $2.85 to $21.00. The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) ranges between $10.50 and $21.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (1.7%), and expected stock price volatility (51.7%) over the expected life of awards (10 years). The weighted average fair value of market-based stock options granted during the period was $1.60.

[A] Stock options:

A summary of the status of the Company’s stock options, relating to the Company’s market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2020, 2021 and 2022 and changes during the years then ended, is presented below:

	2020		2021		2022
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	-	$-	-	$-	-	$-
Share-based payments assumed	-	-	-	-	-	-
Granted	-	-	-	-	5,065	$14.14
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	-	-

Outstanding at end of year	-	$-	-	$-	5,065	$14.14

Exercisable at end of year	-	$-	-	$-	-	$-

The following table summarizes information about stock options, relating to the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, at December 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price

2.85 – 7.39	940	9	$3.11	-	$-
7.40 – 11.93	875	9	10.50	-	-
11.94 – 16.47	1,250	9	14.00	-	-
16.48 – 21.00	2,000	9	21.00	-	-

	5,065	9	$14.13	-	$-

A summary of the status of the Company’s stock options, excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2020, 2021 and 2022 and changes during the years then ended, is presented below:

	2020		2021		2022
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	4,078	$5.79	3,624	$5.85	3,470	$5.91
Share-based payments assumed	-	0.00	-	-	-	-
Granted	1,230	6.08	120	7.77	895	4.08
Exercised	(199)	4.72	(156)	5.60	-	-
Forfeited or expired	(1,485)	6.02	(118)	6.34	(1,638)	5.95

Outstanding at end of year	3,624	$5.85	3,470	$5.91	2,727	$5.29

Exercisable at end of year	1,247	$5.60	1,546	$5.67	1,247	$5.79

The following table summarizes information about stock options, excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, at December 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price

2.33 - 3.74	410	9	$3.12	16	$2.33
3.75 - 5.15	637	8	4.82	112	4.87
5.16 - 6.56	1,645	4	5.96	1,110	5.91
6.57 - 7.96	35	8	7.80	9	7.8

	2,727	6	$5.29	1,247	$5.79

	As of December 31, 2022
	Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life in Years

Options outstanding	$795	6
Options exercisable	$795	5

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	Year Ended December 31,
	2020	2021	2022

Expected volatility	47.1%	50.2%	49.4%
Expected life of options	6.3 years	6.5 years	6.5 years
Risk free interest rate	0.93%	0.69%	1.73%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during year	$2.69	$3.81	$2.04

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2020, 2021 and 2022, the Company recorded $1,587, $1,684, and $2,943 respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2020, 2021 and 2022 was $1,974, $1,201, and $869, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2021 and 2022 was $313, $483, and $0, respectively.

As of December 31, 2022, there was $2,009 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.98 years.

As of December 31, 2022, there was $6,007 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.97 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2020, 2021 and 2022 is as follows:

	Number of Non-Vested Shares	Weighted - Average Grant Date Fair Value

Non-vested, at January 1, 2020	877	6.17
Granted	463	4.88
Vested	(389)	6.01
Forfeited or expired	(145)	6.01

Non-vested, at December 31, 2020	806	5.54
Granted	450	7.63
Vested	(537)	5.35
Forfeited or expired	(90)	6.51

Non-vested, at December 31, 2021	629	7.06
Granted	492	3.72
Vested	(229)	6.99
Forfeited or expired	(186)	7.08

Non-vested, at December 31, 2022	706	4.75

For the years ended December 31, 2020, 2021 and 2022, the Company recorded $2,272, $2,529, and $1,347, respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2022, there was $2,284 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.37 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (“RSUs”) to employees. The following table summarizes the activity relating to the Company’s RSUs for the years ended December 31, 2020, 2021 and 2022:

	Number of Restricted Stock Units	Weighted - Average Grant Date Fair Value

Pointer share-based payments assumed	253	$5.60
Vested	(148)	5.60
Forfeited or expired	(30)	5.60
Restricted stock-units, non-vested, December 31, 2020	75	$5.60
Vested	(35)	5.60
Forfeited or expired	(4)	5.60
Restricted stock-units, non-vested, December 31, 2021	36	$5.60
Vested	(36)	5.60
Forfeited or expired	-	-

Restricted stock-units, non-vested, December 31, 2022	-	$-

For the years ended December 31, 2020, 2021 and 2022 the Company recorded $283, $203, and $53, respectively, of stock-based compensation expense in connection with the RSUs. As of December 31, 2022 there was $-0- of total unrecognized compensation cost related to non-vested RSUs.

NOTE 9 - NET LOSS PER SHARE

	December 31,
Basic and diluted loss per share	2020	2021	2022

Net loss attributable to common stockholders	$(13,606)	$(18,072)	$(11,905)

Weighted-average common share outstanding - basic and diluted	29,703	34,571	35,393

Net loss attributable to common stockholders - basic and diluted	$(0.46)	$(0.52)	$(0.34)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the years ended December 31, 2020, 2021 and 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock and restricted stock units totaling 11,998, 11,628 and 16,571 respectively, would have been anti-dilutive due to the loss.

NOTE 10 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	Year Ended December 31,
	2021	2022

Short-term bank debt	$-	$5,709
Current maturities of long-term debt	$6,114	$4,603
Long term debt - less current maturities	$18,110	$11,403

Long term debt

In connection with the Transactions, PowerFleet Israel incurred NIS denominated debt in term loan borrowings on the Closing Date under the Credit Agreement, pursuant to which Hapoalim agreed to provide PowerFleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of December 31, 2022, the Company borrowed NIS 20,091 or $5,709, under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the original Credit Agreement was approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6% (amended to SOFR + 2.15%). In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by PowerFleet Israel in Pointer and by Pointer over all of its assets. The original Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of PowerFleet Israel; PowerFleet Israel equity to total assets; PowerFleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default.

On August 23, 2021, PowerFleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that PowerFleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with the covenants as of December 31, 2022.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the years ended December 31, 2020, 2021, and 2022 the Company recorded $31, $290, and $215 respectively, of amortization of the debt issuance costs. The Company recorded charges of $1,451, $1,078, and $824 to interest expense on its consolidated statements of operations for the years ended December 31, 2020, 2021 and 2022 related to interest expense associated with the Credit Facilities.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, the New Revolver. The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the Secured Overnight Financing Rate plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver is secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by PowerFleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Pointer has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of December 31, 2022.

Scheduled maturities of the long-term debt as of December 31, 2022 are as follows:

Year ending December 31:

2023	$4,603
2024	11,403

16,006
Less: Current Portion	4,603
Total	$11,403

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is to be due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	Year Ended December 31,
	2021	2022

Accounts payable	$17,748	$14,751
Accrued warranty	1,146	1,897
Accrued compensation	6,644	7,153
Government authorities	2,080	1,992
Other current liabilities	1,397	805

	$29,015	$26,598

The Company’s products are warranted against defects in materials and workmanship for a period of 1-8 years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2021 and 2022.

The following table summarizes warranty activity during the years ended December 31, 2021 and 2022:

	Year Ended December 31,
	2021	2022

Accrued warranty reserve, beginning of year	$807	$1,333
Accrual for product warranties issued	1,335	1,103
Product replacements and other warranty expenditures	(411)	(481)
Expiration of warranties	(398)	99

Accrued warranty reserve, end of period (a)	$1,333	$2,054

(a)	Includes accrued warranty included in other long-term liabilities at December 31, 2021 and 2022 of $187 and $157, respectively.

NOTE 12 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years.

The Company has lease agreements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease cost associated with the short-term leases are included in selling, general and administrative expenses on the Company’s consolidated statements of operations during years ended December 31, 2020, 2021, and 2022.

Components of lease expense are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2022

Short term lease cost:	$563	$443

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2022

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,695	$1,450

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2022

Weighted-average remaining lease term (in years)	3.3
Weighted-average discount rate	4.28%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2022 are as follows:

Year ending December 31:
2023	$2,797
2024	2,044
2025	1,841
2026	823
2027	382
Thereafter	941
Total lease payments	8,828
Less: Imputed interest	(759)
Present value of lease liabilities	$8,069

NOTE 13 - STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the year ended December 31, 2021 and December 31, 2022, the Company issued -0- and 4 additional shares of Series A Preferred Stock.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the years ended December 31, 2020, 2021 and December 31, 2022, the Company paid dividends in the amounts of $3,927, $4,112 and $4,231 shares respectively, to the holders of the Series A Preferred Stock. As of December 31, 2021, and December 31, 2022, dividends in arrears were $-0- and $-0- respectively.

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

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and unrealized gains or losses on available-for-sale investments and foreign currency translation gains and losses. Cumulative unrealized gains and losses on available-for-sale investments are reflected as accumulated other comprehensive loss in stockholders’ equity on the Company’s Consolidated Balance Sheets.

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Unrealized gain (losses) on investments	Accumulated other comprehensive income

Balance at January 1, 2020	$265	$-	$265

Net current period change	134	-	134

Balance at December 31, 2020	399	-	399

Net current period change	(8)	-	(8)

Balance at December 31, 2021	$391	$-	$391

Net current period change	(1,601)	-	(1,601)

Balance at December 31, 2022	$(1,210)	$-	$(1,210)

NOTE 15 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues on a percentage basis by geographic region.

	Year Ended December 31,
	2020	2021	2022

United States	$46,047	$50,844	$56,835
Israel	38,719	44,849	44,427
Other	28,827	30,515	33,895

	$113,593	$126,208	$135,157

	Year Ended December 31,
	2020	2021	2022

Long lived assets by geographic region:

United States	$1,425	$1,123	$941
Israel	3,282	3,675	3,545
Other	4,097	4,190	4,763

	$8,804	$8,988	$9,249

NOTE 16 - INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2020	2021	2022

U.S. operations	$(15,492)	$(15,017)	$(10,924)
Foreign operations	7,520	4,331	4,219

	$(7,972)	$(10,686)	$(6,705)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2021	2022
Current:
Federal	$-	$-	$-
State	45	16	84
Foreign	54	127	69
	99	143	153
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	939	2,464	143
	939	2,464	143
Total (benefit) provision for income taxes	$1,038	$2,607	$296

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations is attributable to the following:

	Year Ended December 31,
	2020	2021	2022

Income tax benefit at the federal statutory rate	$(1,674)	$(2,243)	$(1,408)
State and local income taxes, net of federal taxes	(421)	410	(637)
Increase (decrease) in valuation allowance	2,595	(203)	(820)
Remeasurement of deferred tax adjustments	(48)	1,302	248
Permanent differences and other	138	269	810
Foreign rate differential	(586)	1,681	(683)
GILTI inclusion	1,008	1,312	2,696
Other	26	79	90

	$1,038	$2,607	$296

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2022 are presented below:

	Year Ended December 31,
	2021	2022

Deferred tax assets:
Net operating loss carryforwards	$28,042	$27,630
Capital loss carryforwards	11,398	10,670
Deferred revenue	2,097	2,006
Stock-based compensation	801	459
Federal research and development tax credits	1,058	1,058
Capitalized research	-	980
Inventories	344	324
Bad Debt Reserve	785	594
Deferred lease liability	714	548
Other deductible temporary differences	3,880	2,610

Total gross deferred tax assets	49,119	46,879
Less: valuation allowance	(44,228)	(43,654)

	4,891	3,225
Deferred tax liabilities:
Intangible amortization	(5,192)	(4,421)
ROU assets	(657)	(498)
Fixed assets, depreciation	-	-

	(5,849)	(4,919)

Net deferred tax (liabilities)/assets	$(958)	$(1,694)

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows:

	Year Ended December 31,
	2021	2022

Balance at the beginning of the year	$423	$485

Additions based on tax provisions taken related to current year	62	(125)

Balance at the end of year	$485	$360

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At December 31, 2022, the Company had an aggregate net operating loss carryforward of approximately $78,285 for U.S. federal income tax purposes. At December 31, 2022, the Company had an aggregate net operating loss carryforward of approximately $37,628 for state income tax purposes and a foreign net operating loss carryforward of approximately $31,868. Substantially all of the net operating loss carryforwards expire from 2023 through 2037 for pre-2018 federal net operating loss carryforwards and from 2023 through 2041 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operating loss carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2022, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $5,006 expiring through 2041, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2022 in excess of annual debt service costs requirements.

For the year ended December 31, 2022, the Company’s valuation allowance decreased to $43,654 compared to $44,228 as of December 31, 2021 primarily due to utilization of the net operating losses. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation decreased in 2021 and 2022 by $1,842, and $574, respectively.

Audits for federal income tax returns are closed for the years through 2018. However, the Internal Revenue Service (“IRS”) can audit the NOL’s generated during those years in the years that the NOL’s are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $197 plus $1,057 of interest and penalty, totaling $1,254 as of December 31, 2022. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,777 as of December 31, 2022. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $202. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

On February 24, 2022, Pointer Mexico received a notification for 2015 tax assessment in the amount of $238 regarding the underpayment of VAT and government fees from the Mexican Tax Service (“MTS”). Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice (Tribunal Federal de Justicia Administrativa). On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment.

On May 3, 2022, Pointer Mexico filed additional evidence before the MTS. On January 24, 2023, the MTS resolved the administrative revocation appeal, confirming the tax assessment against Pointer Mexico. Against this last resolution, Pointer Mexico is entitled to appeal before the Federal Court of Administrative Justice. The term for the filing of this appeal lapses on March 8, 2023. Based on the current analysis of the facts and case, the Company has recorded a provision of $238.

On February 24, 2022, Pointer Mexico received a notification for 2016 and 2017 tax assessment in the amounts of $268 and $476, respectively, regarding the underpayment of VAT and government fees from the MTS. Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice. On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment. On May 2, 2022, Pointer Mexico filed additional evidence before the MTS. As of December 31, 2022, the MTS has not resolved the administrative revocation appeal. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

NOTE 18 – SUBSEQUENT EVENTS

On March 6, 2023, the Company entered into a definitive share purchase and transfer agreement (the “Agreement”) with Swiss Re Reinsurance Holding Company Ltd (the “Seller”) to acquire all of the outstanding shares of Movingdots GmbH (“Movingdots”), a wholly-owned subsidiary of the Seller, for consideration consisting of €1 and the issuance by the Company of a ten-year warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $7.00 per share. Under the Agreement, the Seller is required to ensure that Movingdots has available cash and cash equivalents of at least €8,000,000 as of the closing date. The transaction closed on March 31, 2023.

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

As of December 31, 2022, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of December 31, 2022 with respect to the following:

●

Controls were not designed or operating effectively to ensure that the standalone selling prices (SSP), used to determine the appropriate allocation of revenue in multiple element arrangements, was appropriate. Determining SSP involves management judgment, considering among other factors the adjusted market assessment or the expected cost-plus margin, and management did not review timely the analysis of SSP or the underlying data supporting the analysis.

●	Controls were not designed or operating effectively to ensure that the costs capitalized for internal use software were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized and the related phase of the project. Furthermore, controls were not designed or operating effectively to ensure that the costs for software to be sold, leased or marketed were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized and when projects met technological feasibility.
●	Controls over the financial statement close process were not designed or operating effectively to ensure the appropriate level of management review, including the appropriate level of precision, adequate evidence of management’s review, and the completeness and accuracy of key reports.

The material weaknesses did not result in any restatements of consolidated financial statements previously reported by us, there were no changes in previously released financial results and management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

We have begun to develop remediation plans for the material weaknesses as described below:

●	Implementing of a new enterprise resource planning (ERP) system
●	Utilizing external resources to support its efforts to rework certain control gaps across the various processes in Israel and the U.S. with identified deficiencies
●	Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the U.S.
●	Training of relevant personnel reinforcing existing policies and enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●	if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●	if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides certain information with respect to the Company’s equity compensation plans in effect as of December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding option, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected under (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,727,000	$5.29	1,349,000

Total	2,727,000	$5.29	1,349,000

(1)	These plans consist of the PowerFleet, Inc. 2018 Incentive Plan, the 2015 Equity Compensation Plan, the 2009 Non-Employee Director Equity Compensation Plan which were our only equity compensation plans under which awards were outstanding as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accounting Fees and Services.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of PowerFleet, Inc. are included in Item 8 of Part II of this Annual Report on Form 10-K:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among PowerFleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of PowerFleet, Inc. for the fiscal year ended December 31, 2019 filed with the SEC on April 8, 2020).

10.1.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.1.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.3	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on July 21, 2021).*

10.3.1	Employment Offer Letter, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).*

10.3.2

Severance Agreement, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).*

10.3.3	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of PowerFleet, Inc., filed with the SEC on March 16, 2022).*

10.4

Personal Employment Agreement, dated September 28, 2022, between Powerfleet Israel Ltd. and Offer Lehmann (English translation) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on November 8, 2022).*

10.5	Offer Letter, dated December 31, 2022, between PowerFleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 4, 2023).*

10.6	Offer Letter, dated February 11, 2022, between PowerFleet, Inc. and Patrick Maley (filed herewith).*

10.7	Offer Letter, dated February 8, 2022, between PowerFleet, Inc. and James Zeitunian (filed herewith).*

10.8	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).*

10.9	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.10.1	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.10.2	Amendment No. 1, effective as of January 7, 2020, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PowerFleet, Inc., filed with the SEC on November 10, 2021).

10.10.3	Amendment No. 2, effective as of August 1, 2021, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on August 25, 2021).

10.10.4

Amendment No. 3, effective as of October 31, 2022, to the Credit Agreement, dated August 2019, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on November 3, 2022).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

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

Date: March 31, 2023

POWERFLEET, INC.

By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	March 31, 2023
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	March 31, 2023
David Wilson	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	March 31, 2023
Anders Bjork

/s/ Michael Brodsky	Director	March 31, 2023
Michael Brodsky

/s/ Michael Casey	Director	March 31, 2023
Michael Casey

/s/ Charles Frumberg	Director	March 31, 2023
Charles Frumberg

/s/ Elchanan Maoz	Director	March 31, 2023
Elchanan Maoz

/s/ Medhini Srinivasan	Director	March 31, 2023
Medhini Srinivasan

