Form 10-K/A
period 2022-12-31
PowerFleet, Inc.
filed 2023-05-01
CIK 1774170

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

The number of shares of the registrant’s Common Stock outstanding as of April 26, 2023 was 36,089,283 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID	Auditor Name	Auditor Location
42	Ernst & Young LLP	Iselin, New Jersey

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) of PowerFleet, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. In this Amendment No. 1, unless the context indicates otherwise, the designations “Powerfleet,” the “Company,” “we,” “us” or “our” refer to PowerFleet, Inc. and its subsidiaries.

This Amendment No. 1 is being filed solely to include the information required by Item 10 – “Directors, Executive Officers and Corporate Governance”, Item 11 – “Executive Compensation”, Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 – “Certain Relationships and Related Transactions, and Director Independence” and Item 14 – “Principal Accountant Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2022 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2022 Annual Report is hereby deleted. Items 10, 11, 13 and 14 of Part III of the 2022 Annual Report are amended and restated in their entirety and Item 12 of Part III of the 2022 Annual Report is supplemented as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 new certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including new certifications under Section 906 of SOX as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2022 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 31, 2023 filing of the 2022 Annual Report or modify or update the disclosure contained in the 2022 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2022 Annual Report and our other filings with the SEC.

POWERFLEET, INC.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of the directors and executive officers of the Company as of April 26, 2023, as well as the position(s) and office(s) with the Company held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Steve Towe	51	Chief Executive Officer and Director
Anders Bjork	49	Series A Director
Michael Brodsky	55	Director and Chairman of the Board of Directors
Michael Casey	59	Director
Charles Frumberg	67	Director
Elchanan (Nani) Maoz	56	Director
Medhini Srinivasan	38	Series A Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
David Wilson	55	Chief Financial Officer and Corporate Secretary
Jim Zeitunian	56	Chief Technology Officer
Offer Lehmann	50	Chief Operating Officer

Directors

Steve Towe. Mr. Towe has served as our Chief Executive Officer and a director of the Company since January 2022. Mr. Towe also serves on the board of directors of I.D. Systems, Inc. (“I.D. Systems”) PowerFleet Israel Ltd. (“PowerFleet Israel”), each a wholly-owned subsidiary of the Company. Mr. Towe has over twenty years’ of experience in senior leadership positions for global software companies and previously served as President and Chief Operating Officer of Aptos, Inc., a global leader of unified commerce solutions in the retailer enterprise SaaS market, from 2016 to December 2021. Mr. Towe has vast knowledge of the IoT industry, having served from 2011 to 2016, as the Chief Commercial Officer of Masternaut, a global telematics provider. Before his tenure at Masternaut, Mr. Towe served as Managing Director, from 2006 to 2011, and Director of Group Operations, from 2002 to 2006, of Cybit Ltd, a market consolidating data company, and was a founding member and senior executive of Fleetstar Information Systems, the fleet management subsidiary of the Trafficmaster Group, from 2001 to 2002. Mr. Towe’s early career was spent in numerous leadership roles for global retailer WH Smith.

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

Michael Brodsky. Mr. Brodsky has served as a director of the Company since June 2014, as Chairman of the Board since December 2016 and as a director of Pointer since October 2019. Previously, Mr. Brodsky was the Lead Director of the Board from June 2014 until December 2016. Mr. Brodsky is the co-founder and Chief Executive Officer of Options Solutions, LLC, a specialized asset manager, and the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky also currently serves on the board of directors of EdgeCortix Inc., a firm specializing in semi-conductor technology, since March 2021, and on the board of advisors of Alpine Acquisition Corporation (Nasdaq: REVE), a special purpose acquisition company focused on the family leisure and hospitality industries, since July 2021. Previously, Mr. Brodsky served on the board of directors of Genesis Land Development Corporation (OTCMKTS: GNLAF), a residential land developer and homebuilder, from 2012 to May 2019, including as Chairman of the Board from September 2012 to May 2019, on the board of directors of Determine, Inc. (formerly Nasdaq: DTRM), a provider of contract management, procurement and sourcing software, from October 2010 until its sale in April 2019, including as Chairman of the Board from August 2013 to April 2019 and as Chief Executive Officer from August 2013 until December 2013, on the board of directors of Trans World Corporation (OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe, from September 2013 until its sale in March 2018, including as Chairman of the Board from June 2014 to March 2018, and on the board of directors of Spark Networks, Inc. (AMEX: LOV), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. From February 2015 until its sale in July 2015, Mr. Brodsky also served on the board of directors of JPS Industries, Inc. (formerly OTCPK: JPST), a manufacturer of urethane film, sheet, tubing, and other highly-engineered components. From February 2013 to July 2014, he was a member of the board of directors of AltiGen Communications, Inc. (OTCPK: ATGN), a provider of Voice over Internet Protocol (VoIP) phone systems and call center solutions. Previously, he was a member of the board of directors and served as the President, Chief Executive Officer and Executive Chairman of Youbet.com, Inc. (formerly Nasdaq: UBET), an online horse racing wagering provider based in Woodland Hills, California. Following the June 2010 acquisition of Youbet.com, Inc. by Churchill Downs Incorporated (Nasdaq: CHDN), an industry-leading racing, gaming and online entertainment company headquartered in Louisville, Kentucky, Mr. Brodsky served on the board of directors of Churchill Downs until April 2012. From 2005 to 2011, Mr. Brodsky was the managing partner of New World Opportunity Partners, LLC, an investment firm. Mr. Brodsky holds a B.A. from Syracuse University, an M.B.A. from the Kellogg School of Management at Northwestern University, and a J.D. from Northwestern University Pritzker School of Law.

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

Charles Frumberg. Mr. Frumberg has served as a director of the Company since July 2018 and as a director of Pointer since October 2019. Mr. Frumberg has served as the Chief Risk Officer of Cornerstone Financial Technology Management, a fund focused on financial technology, since October 2022. Previously, Mr. Frumberg was the Managing Member of Emancipation Management, a technology-focused group of funds. Before founding Emancipation Management, Mr. Frumberg served as Co-Head of Equities at SG Cowen Securities Corp. (“SG Cowen”), a leading technology and healthcare investment bank, and was a member of SG Cowen’s merchant banking and venture committees. Previously, Mr. Frumberg led U.S. Research and served as Co-Head of Global Research at UBS Securities, an investment bank, and served on its management and merchant banking committees. Mr. Frumberg has served as a member of the board of directors of multiple public and private technology companies. Mr. Frumberg earned a B.S. degree in economics at New York University and attended New York University’s Stern School of Business as part of its B.S./MBA program.

Mr. Frumberg possesses extensive business, operating and executive expertise. Having served on the boards of many technology companies, Mr. Frumberg has extensive industry and technology expertise. As the managing member of Emancipation Management and through his executive roles as various investment banks, Mr. Frumberg also possesses significant financial and capital markets experience. We believe Mr. Frumberg’s management skills and experience with technology companies and investment banks enable him to be an effective contributing member of the Board.

Elchanan (Nani) Maoz. Mr. Maoz is the Chairman, Chief Executive Officer and President of Metro One Telecommunications, Inc. (OTC: WOWI) (“Metro One”), a provider of online and offline mobile commerce services to retailers. Mr. Maoz is also the Chairman and founder of Tel Aviv-based Everest Group. As an active manager of private funds, Mr. Maoz has executed over 30 investments in American, European and Israeli companies, playing an active role in cases that included turnarounds and restructuring. Mr. Maoz has been active in special situations, both in and out of bankruptcy, as a change agent, a director or an active shareholder or debt holder in order to unlock value for investors. Mr. Maoz has served as chair of equity committees, chair of liquidation trust committees and as an active participant in major legal settlements and proceedings, monetizing assets (including intellectual property) related to distressed equity and debt, both locally and internationally. He currently serves on the board of Metro One, the Israeli Board of the America Israel Friendship League, and is a director of private medical management service providers, as well as on boards of the various Everest Group companies. Mr. Maoz received his B.Sc. degree in engineering from King’s College of the University of London in 1993. Between 1984 and 1988, Mr. Maoz served as commanding officer and a team leader in the Israeli Special Forces.

With his extensive executive experience leading Metro One and business experience with American, European and Israeli companies, Mr. Maoz brings a wealth of financial and operational expertise to the Board. We believe Mr. Maoz’s leadership skills and expertise in finance and private equity enable him to be an effective contributing member of the Board.

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

David Wilson. Mr. Wilson has served as our Chief Financial Officer and Corporate Secretary since January 2023. Prior to joining Powerfleet, Mr. Wilson served as the Chief Financial Officer of NSONE, Inc. (“NS1”), a leading provider of next generation managed Domain Name System services, from May 2020 to December 2022. Additionally, Mr. Wilson has held Chief Financial Officer roles at Symphony Communication Services, LLC, an encrypted communication software company, from July 2017 to October 2019 and Ooyala Inc., a leading provider of online video services, from September 2013 to July 2017. Mr. Wilson earned a Bachelor of Commerce degree in Finance from the University of Birmingham.

Jim Zeitunian. Mr. Zeitunian has served as our Chief Technology Officer since February 2022. Mr. Zeitunian has extensive experience serving in senior leadership positions for software companies. Prior to joining Powerfleet, Mr. Zeitunian served as Vice President of Engineering at Coupa Software Incorporated (“Coupa”), a global provider of business spend management solutions, from November 2020 to January 2022, where he led the engineering and applied research teams focusing on the development of Coupa’s supply chain design and planning SaaS platform. From July 2017 to November 2020, Mr. Zeitunian served as the Vice President of Engineering at LLamasoft, Inc. (“LLamasoft”), where he played a critical role in transforming LLamasoft into a provider of SaaS products that led to its approximately $1.5 billion sale to Coupa in November 2020. Mr. Zeitunian also served as the Senior Director of Software Development at Thomson Reuters from June 2016 to July 2017, where he drove the production of SaaS products and platforms. Mr. Zeitunian earned his B.S. degree in Computer Science from Oakland University.

Offer Lehmann. Mr. Lehmann has served as our Chief Operating Officer since November 2022. Mr. Lehmann joined the Company from Kornit Digital Ltd. (Nasdaq: KRNT), a global leader in on-demand sustainable fashion and textile production technologies, where he served as Vice President – Global Strategic Accounts & Business Development from January 2019 to November 2022 and Vice President – Operations from October 2014 to January 2019. Mr. Lehmann has over 20 years of experience working in management positions for large-cap, global public companies within the technology industry. Mr. Lehmann received a B.Sc. degree from the Technion – Israel Institute of Technology and an MBA from the University of Haifa.

Board Composition

On October 3, 2019, we completed the transactions (the “Transactions”) pursuant to which we acquired Pointer. Upon the closing of the Transactions, each of I.D. Systems and Pointer became wholly-owned subsidiaries of PowerFleet, Inc.

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

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2022, except that Patrick Maley, our former Chief Revenue Officer, filed late a Form 3 upon becoming a Section 16 officer on August 29, 2022, and each of Steve Towe, our Chief Executive Officer, and Nani Maoz, a director of the Company, filed late a Form 4 with respect to transactions that occurred on January 5, 2022 and October 14, 2022, respectively.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2022, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Amendment No. 1 as a “Named Executive Officer:” (i) Steve Towe, who has served as the Company’s Chief Executive Officer since January 5, 2022, (ii) Jim Zeitunian, who has served as the Company’s Chief Technology Officer since February 14, 2022, (iii) Patrick Maley, who served as the Company’s Chief Revenue Officer beginning on March 7, 2022 and through the remainder of the fiscal year ended December 31, 2022, and (iv) Chris Wolfe, who served as the Company’s Chief Executive Officer through January 4, 2022. Mr. Maley resigned from his position as Chief Revenue Officer effective April 14, 2023.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say on pay” proposal with respect to executive compensation presented to the stockholders at our 2022 annual meeting held on July 19, 2022, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as base salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as cash incentive bonuses and certain stock option awards, are dependent upon the achievement of certain goals approved by the compensation committee of the Board (the “Compensation Committee”); and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chief Executive Officer) recommended by our Chief Executive Officer, and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides executive officers with a minimum base salary. Cash incentive bonuses are generally linked to the achievement of financial and business goals (as described in greater detail below) and are intended to reward executive officers for our overall performance. Stock option and restricted stock awards are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in our stock. This encourages our executive officers to remain with us and to act in ways intended to maximize stockholder value, and serves to penalize them if we and/or our stock fails to perform to expectations.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2022 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run the Company’s business. The Company continues to focus on a pay-for-performance structure, which is discussed below.

Cash Incentive Bonus Program. The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of Messrs. Towe, Maley and Zeitunian was eligible to receive a cash incentive bonus under our Global Bonus Plan (the “GBP”) for the fiscal year ended December 31, 2022, which is discussed below.

The objectives of the GBP for 2022 are to align the interests of senior management with the Company’s performance goals. The GBP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. Under the GBP for 2022, the Company’s performance goals are based on (i) revenue growth, (ii) income (loss) from operations, and (iii) subscriber renewal.

Awards payable under the GBP for 2022 were calculated as a percentage of the executive’s base salary. The target award under the GBP for 2022 for each of Messrs. Towe, Maley and Zeitunian was set at 100%, 100% and 50% of his base salary, respectively. Under the GBP for 2022, 45% of each executive’s target award could be earned based on the achievement of (a) a revenue target of $138.8 million for the 2022 fiscal year and (b) an income (loss) from operations target of $(1.9) million for the 2022 fiscal year, and 10% of each executive’s target award could be earned based on the Company having a target subscriber renewal rate of 90% for the 2022 fiscal year. The portion of each executive’s bonus award that was tied to the revenue target could be pro-rated based on the amount of revenue actually achieved for the 2022 fiscal year. Based on the Company’s financial results for the fiscal year ended December 31, 2022 and the Company’s subscriber renewal rate, each of Messrs. Towe, Maley and Zeitunian received annual bonuses under the GBP for 2022 in the aggregate amount of $228,013, $187,775 and $67,063, respectively.

Equity Compensation. We believe that stock option and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with those of our stockholders. We review our equity compensation plans annually. Employees are eligible for annual stock option and restricted stock award grants. These options and grants are intended to produce value for each executive officer if (i) our stockholders derive significant sustained value and (ii) the executive officer remains employed with us.

Historically, other than in connection with an incentive bonus program, the Company did not have any program, plan or obligation under which it was required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee and the Board, although, as noted, the Compensation Committee and the Board do consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.

Severance and Change-in-Control Benefits. We describe certain severance and change-in-control benefits applicable to our current and former Chief Executive Officers under the captions “Severance Agreements” and “Potential Payments Upon Termination or Change in Control” below.

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

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Employment Agreements

The Company has not entered into employments agreements with any of its Named Executive Officers.

Severance Agreements

The Company is a party to a severance agreement with Mr. Towe, which provides Mr. Towe with certain severance and change in control benefits upon the occurrence of certain events.

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

The Company was also party to a severance agreement with Mr. Wolfe, which provided him with certain severance and change in control benefits upon the occurrence of certain events.

The severance agreement with Mr. Wolfe provided Mr. Wolfe with certain severance and change in control benefits upon the occurrence of a “Trigger Event,” which would have occurred if the Company terminated Mr. Wolfe without cause, or upon the occurrence of a “Change in Control Trigger Event,” which would have occurred if the Company terminated Mr. Wolfe without cause or Mr. Wolfe resigned for good reason, each within six months following a change in control event (as defined in the severance agreement). Under the terms of the severance agreement with Mr. Wolfe, subject to Mr. Wolfe’s delivery of a general release to the Company, Mr. Wolfe was entitled to the following: (i) cash payments either (A) at the rate of Mr. Wolfe’s annual base salary, in the case of a Trigger Event, or (B) at twice the rate of Mr. Wolfe’s annual base salary, in the event of a Change in Control Trigger Event, in each case, as in effect immediately prior to such Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, made as a series of payments that were payable in accordance with the Company’s standard payroll practices; (ii) a waiver of any remaining portion of Mr. Wolfe’s healthcare continuation payments under COBRA for the 12-month severance period, provided that Mr. Wolfe timely elected COBRA coverage and continued to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards vested and/or became exercisable, in each case on a pro-rated basis that took into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of the Company’s equity incentive plans continued to govern acceleration of vesting in the event of a change of control as defined in such plan); and (iv) in the event of a Change in Control Trigger Event, a pro rata portion of any bonus that would have been payable to Mr. Wolfe with respect to the year of termination based on the achievement of predetermined objectives used to determine the Company’s performance.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2022 and 2021 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total ($)
Steve Towe	2022	425,000		216,667	962,000	1,191,387	228,013	—		3,023,067
Chief Executive Officer
Jim Zeitunian	2022	220,673		—	145,600	146,971	67,063	—		580,307
Chief Technology Officer
Patrick Maley	2022	286,506		—	213,750	215,325	187,775	—		903,356
Former Chief Revenue Officer(5)
Chris Wolfe	2022	—		—	—	—	—	346,700	(7)	346,700
Former Chief Executive Officer(6)	2021	400,000	(6)	—	688,550	—	194,893	19,790		1,303,233

(1)	The dollar amount shown under the heading “Bonus” with respect to Steve Towe for 2022 represents the first installment of a retention bonus of $650,000.

(2)	The dollar amount shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2022 and 2021 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 2[Q] — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 8 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in the 2022 Annual Report.

(3)	The dollar amount shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Steve Towe, Patrick Maley and Jim Zeitunian for 2022 represents bonus earned for such fiscal year pursuant to the GBP for 2022 and (ii) for Chris Wolfe for 2021 represents bonus earned for such fiscal year pursuant to the Executive Incentive Plan for 2021.

(4)	The dollar amounts shown under the heading “All Other Compensation” represent, among other things, the incremental cost of all perquisites and other personal benefits to our Named Executive Officers for health insurance premiums. The health insurance premiums for 2022 and 2021 for Chris Wolfe were $13,367 and $19,790, respectively.

(5)	Mr. Maley resigned from his position as Chief Revenue Officer effective April 14, 2023.

(6)	Effective as of January 1, 2021, the annual base salary of Mr. Wolfe was increased to $400,000. Mr. Wolfe served as the Company’s Chief Executive Officer through January 4, 2022.

(7)	Mr. Wolfe received severance in the amount of $333,333 from the Company in accordance with his severance agreement.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve Towe	—	500,000	4.81	1/5/2032	(3)	200,000	538,000	—	—
	—	875,000	10.50	1/5/2032	(4)	—	—	—	—
	—	1,250,000	14.00	1/5/2032	(5)	—	—	—	—
	—	2,000,000	21.00	1/5/2032	(6)	—	—	—	—
Jim Zeitunian	—	80,000	3.64	2/14/2032	(3)	40,000	107,600	—	—
		160,000	3.64	2/14/2032	(7)	—	—	—	—
Patrick Maley	—	150,000	2.85	3/7/2032	(3)	75,000	201,750	—	—
	—	450,000	2.85	3/7/2032	(7)	—	—	—	—
Chris Wolfe(8)	—	—	—	—		—	—	—	—

(1)	Represents restricted shares issued under the Company’s 2018 Incentive Plan, as amended (the “2018 Plan”).

(2)	Calculated based on $2.69 per share, the closing price per share of our common stock, as reported on the Nasdaq Global Market, on December 30, 2022.

(3)	These option awards vest over a four-year period, such that twenty-five percent (25%) of the options vests on each of the first, second, third and fourth anniversaries of the date of grant, provided that the holder is an employee of the Company on each such anniversary.

(4)	These option awards will vest and become exercisable in full immediately upon the volume weighted average price of the Company’s common stock during a consecutive 60 trading day period (the “60 Day VWAP”) reaching $10.50, provided that the holder is an employee of the Company on such date.

(5)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $14.00, provided that the holder is an employee of the Company on such date.

(6)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $21.00, provided that the holder is an employee of the Company on such date.

(7)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $12.00, provided that the holder is an employee of the Company on such date.

(8)	Chris Wolfe ceased to serve as Chief Executive Officer of the Company effective January 4, 2022. As a result, all outstanding stock options that were not exercised within three months of January 4, 2022 were forfeited and all unvested shares of restricted stock were forfeited as of January 4, 2022.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” the Company has entered into a severance agreement with Mr. Towe. This severance agreement provides for severance payments or other compensation upon the termination of such executive’s employment or a change in control with respect to the Company.

The Company had also entered into a severance agreement with Mr. Wolfe, which provided for severance payments or other compensation upon the termination of such executive’s employment or a change in control with respect to the Company. Mr. Wolfe served as the Company’s Chief Executive Officer until January 4, 2022 and received severance in the amount of $333,333 from the Company in accordance with such severance agreement.

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

Non-Employee Directors

On August 1, 2017, the Board adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, agreed to waive participation in the Company’s non-employee director compensation program. Each of the non-employee directors, other than the Series A Directors, was paid his retainer for 2022 in cash. With respect to restricted stock awards, the number of shares issuable in 2022 was calculated based on the average of the reported closing price per share of our common stock on the Nasdaq Global Market over a twenty (20) consecutive trading day period ending on and including the 2022 annual meeting of stockholders.

The Chairman of the Board and the chairperson of each of the committees of the Board are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of the Board receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. Each of the non-employee directors, other than the Series A Directors, was paid his supplemental retainer in 2022 in cash.

During the fiscal year ended December 31, 2022, Michael Brodsky, Michael Casey, Charles Frumberg and Nani Maoz were paid cash retainers in the aggregate amounts of $105,000, $77,000, $59,000 and $15,195, respectively. Mr. Maoz’s cash retainer was pro-rated based on his election to the Board on October 14, 2022. In addition, each of Messrs. Brodsky, Casey, Frumberg and Maoz received an award of 26,332, 26,332, 26,332 and 15,166 in restricted shares of common stock, respectively, in consideration for his services as a director of the Company, which were granted on July 28, 2022, or October 14, 2022 with respect to Mr. Maoz, pursuant to the 2018 Plan. All such restricted stock awards vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director is then serving as a director of the Company. Each of Mr. Bjork and Ms. Srinivasan, as the Series A Directors, did not receive any compensation for their service as directors during the fiscal year ended December 31, 2022.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Anders Bjork(5)	—	—	—	—
Michael Brodsky	$105,000	$65,830	—	$170,830
Michael Casey	$77,000	$65,830	—	$142,830
Charles Frumberg	$59,000	$65,830	—	$124,830
Nani Maoz	$15,195	$45,043	—	$60,238
Medhini Srinivasan(5)	—	—	—	—

(1)	The amount under this column reflects the aggregate amount of cash retainers paid to each non-employee director.

(2)	The amounts under this column reflect the aggregate grant date fair value of 26,332 restricted shares of our common stock granted to each of Michael Brodsky, Michael Casey and Charles Frumberg, and 15,166 restricted shares granted to Nani Maoz, under the 2018 Plan on July 28, 2022, or October 14, 2022 with respect to Mr. Maoz, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 2[Q] – Summary of Significant Accounting Policies – Stock-based compensation” and “Note 8 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in the 2022 Annual Report. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.” Each of the restricted stock awards granted to Messrs. Brodsky, Casey, Frumberg and Maoz will vest in full on the first anniversary of the date of grant, provided that such non-employee director is then serving as a director of the Company on such date.

(3)	At December 31, 2022, each of Messrs. Brodsky, Casey and Frumberg held 26,332 shares of unvested restricted stock, Mr. Maoz held 15,166 shares of unvested restricted stock and neither Anders Bjork nor Medhini Srinivasan held any shares of unvested restricted stock.

(4)	At December 31, 2022, Michael Brodsky held options to purchase 95,000 shares of our common stock and each of Michael Casey and Charles Frumberg held options to purchase 45,000 shares of our common stock. Anders Bjork, Nani Maoz and Medhini Srinivasan did not hold any options to purchase shares of our common stock at December 31, 2022.

(5)	Anders Bjork and Medhini Srinivasan did not receive any compensation for their service as directors during the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding ownership of shares of our common stock as of April 26, 2023 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;
●	each of our Named Executive Officers;
●	each of our current directors; and
●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 26, 2023, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of April 26, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Amendment No. 1, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 36,089,283 shares of our common stock outstanding as of April 26, 2023. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s outstanding common stock was based on a review of all statements filed with the SEC with respect to the Company pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o PowerFleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding(1)
5% Stockholders:
ABRY Senior Equity Holdings V, LLC c/o ABRY Partners II, LLC 888 Boylston Street, Suite 1600 Boston, MA 02199	8,204,984	(2)	18.52%
Private Capital Management, LLC 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	3,620,852	(3)	10.03%
Lynrock Lake LP 2 International Drive Suite 130 Rye Brook, NY 10573	3,604,466	(4)	9.99%
North Run Capital, LP 62 Walnut Street Wellesley, MA 02481	2,694,646	(5)	7.47%
Cannell Capital LLC 245 Meriwether Circle Alta, WY 83414	2,106,312	(6)	5.84%
The Phoenix Holding Ltd. Derech Hashalom 53 Givataim, 53454, Israel	1,823,070	(7)	5.05%
Current Executive Officers:
Steve Towe	356,754	(8)	*
David Wilson	75,000	(9)	*
Jim Zeitunian	60,000	(10)	*
Offer Lehmann	—		*
Former Executive Officers:
Chris Wolfe	150,567	(11)	*
Patrick Maley	56,250	(12)	*
Current Non-Employee Directors:
Anders Bjork	—		*
Michael Brodsky	424,217	(13)	1.17%
Michael Casey	219,763	(14)	*
Charles Frumberg	185,993	(15)	*
Nani Maoz	15,166	(16)	*
Medhini Srinivasan	—		*
All current directors and executive officers as a group (ten individuals)(17)	1,336,892		3.67%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 36,089,283 shares of common stock of the Company outstanding as of April 26, 2023.

(2)	Based on information contained in Amendment No. 4 to Schedule 13D filed with the SEC on April 4, 2023 and a subsequent Form 4 filed with the SEC on April 4, 2023, ABRY Senior Equity Holdings V, LLC (“ASEH”) may be deemed to beneficially own an aggregate of 8,204,984 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by ABRY Senior Equity V, L.P. (“ASE”) and ABRY Senior Equity Co-Investment Fund V, L.P. (“ASECF”), with shared voting and dispositive power over such shares. ASE beneficially owns an aggregate of 6,885,623 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares. ASECF beneficially owns an aggregate of 1,319,361 shares of the Company’s common stock issuable upon conversion of shares of Series A Preferred Stock held directly by it, with shared voting and dispositive power over such shares.

(3)	Based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 27, 2023, Private Capital Management, LLC, a Delaware limited liability company, beneficially owns an aggregate of 3,620,852 shares of the Company’s common stock, with shared voting and dispositive power over 1,717,914 shares, and sole voting and dispositive power over 1,902,938 shares.

(4)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2023, Lynrock Lake LP, a Delaware limited partnership (“Lynrock Lake”), Lynrock Lake Partners LLC, the general partner of Lynrock Lake (“Lynrock Lake Partners”), and Cynthia Paul, a U.S. citizen who serves as the sole member of Lynrock Lake Partners and Chief Investment Officer of Lynrock Lake, beneficially own an aggregate of 3,604,466 shares of the Company’s common stock, with sole voting and dispositive power over these shares.

(5)	Based on information contained in Amendment No. 2 to Schedule 13G filed with the SEC on February 13, 2023, North Run Capital, LP, a Delaware limited partnership (“North Run Capital”), North Run Advisors, LLC, the general partner of North Run Capital (“North Run Advisors”), Todd B. Hammer and Thomas B. Ellis, U.S. citizens who serve as sole members of North Run Advisors, beneficially own an aggregate of 2,694,646 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(6)	Based on information contained in Amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2023, Cannell Capital LLC, a Wyoming limited liability company (“Cannell Capital”) and J. Carlo Cannell, a U.S. citizen who serves as the managing member of Cannell Capital, beneficially own an aggregate of 2,106,312 shares of the Company’s common stock, with shares voting and dispositive power over these shares.

(7)	Based on information contained in Amendment No. 4 to Schedule 13G filed with the SEC on February 14, 2023, The Phoenix Holding Ltd. beneficially owns an aggregate of 1,823,070 shares of the Company’s common stock, with shared voting and dispositive power over these shares.

(8)	This number includes (i) 150,000 restricted shares of our common stock, 33 1/3% of which shares vest on each of January 5, 2024, January 5, 2025 and January 5, 2026, provided that Mr. Towe is employed by the Company on each such date; and (ii) 125,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 26, 2023.

(9)	This number consists of 75,000 restricted shares of our common stock, 25% of which shares vest on each of January 4, 2024, January 4, 2025, January 4, 2026 and January 4 2027, provided that Mr. Wilson is employed by the Company on each such date.

(10)	This number includes (i) 30,000 restricted shares of our common stock, 33 1/3% of which shares vest on each of February 14, 2024, February 14, 2025 and February 14, 2026, provided that Mr. Zeitunian is employed by the Company on each such date; and (ii) 20,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of April 26, 2023.

(11)	This number consists of Mr. Wolfe’s ownership as of the effective date of his cessation of employment. We do not have information as to Mr. Wolfe’s current share ownership.

(12)	This number reflects Mr. Maley’s ownership as of the effective date of his cessation of employment. We do not have information as to Mr. Maley’s current share ownership.

(13)	This number includes (i) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner; (ii) 26,332 restricted shares of our common stock, which vest on July 28, 2023, provided that Mr. Brodsky is a director of the Company on such date; and (iii) 95,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 26, 2023.

(14)	This number includes (i) 26,332 restricted shares of our common stock, which vest on July 28, 2023, provided that Mr. Casey is a director of the Company on such date; and (ii) 45,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 26, 2023.

(15)	This number includes (i) 26,332 restricted shares of our common stock, which vest on July 28, 2023, provided that Mr. Frumberg is a director of the Company on such date; and (ii) 45,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of April 26, 2023.

(16)	This number represents 15,166 restricted shares of our common stock, which vest on October 14, 2023, provided that Mr. Maoz is a director of the Company on such date.

(17)	Excludes Mr. Wolfe and Mr. Maley, as they are not current executive officers or directors of the Company.

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

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Since January 1, 2021, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company is or was a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of April 26, 2023, our common stock is the Company’s only class of voting securities.

Director Independence

Our Board has determined that, with the exception of Mr. Towe, each of our current directors satisfies the current “independent director” standards established by the Nasdaq rules and, as to the members of the Audit Committee, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of the Board is comprised of independent directors as required by the Nasdaq rules. The Audit Committee is composed of Messrs. Casey, Brodsky and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee is composed of Messrs. Bjork, Casey and Frumberg, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of the Board is composed of Messrs. Brodsky, Bjork and Frumberg, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements, comfort letters, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC for the fiscal years ended December 31, 2021 and December 31, 2022 were $800,000 and $1,550,000, respectively. For the fiscal years ended December 31, 2021 and 2022, aggregate audit fees included fees for the audit of the effectiveness of the Company’s internal control over financial reporting required by the Sarbanes-Oxley Act.

Audit-Related Fees

There were no fees billed by EY for audit-related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2021 and December 31, 2022.

Tax Fees

The aggregate fees billed by EY for professional services rendered for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2021 and December 31, 2022 were $222,000 and $248,800, respectively.

All Other Fees

The aggregate fees billed by EY for products or professional services rendered during the fiscal years ended December 31, 2021 and December 31, 2022 were $5,000 and $2,500, respectively, in addition to the services described under the captions “Audit Fees” and “Tax Fees” above, which primarily consist of fees related to a subscription for EY thought leadership and accounting guidance.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)		List of Financial Statements, Financial Statement Schedules, and Exhibits.

	(1)	Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of the 2022 Annual Report.

(2)	Financial Statement Schedule. None.

(3)	Exhibits. The following exhibits are filed with this Amendment No. 1 or are incorporated herein by reference, as indicated.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among PowerFleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., PowerFleet, Inc., PowerFleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among PowerFleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.3.1	Asset Purchase Agreement, dated July 11, 2017, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Keytroller, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on July 12, 2017).†

2.3.2	Amendment No. 1 to Asset Purchase Agreement, effective as of August 1, 2018, by and among I.D. Systems, Inc., Keytroller, LLC, a Delaware limited liability company, Sparkey, LLC, a Florida limited liability company, and the individuals listed on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on September 19, 2018).

3.1	Amended and Restated Certificate of Incorporation of PowerFleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

3.2	Amended and Restated Bylaws of PowerFleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen PowerFleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.2	Specimen PowerFleet, Inc. Series A Convertible Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of PowerFleet, Inc. for the fiscal year ended December 31, 2019 filed with the SEC on April 8, 2020).

10.1.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.1.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.3	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on July 21, 2021).*

10.4.1	Employment Offer Letter, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).*

10.4.2	Severance Agreement, dated January 5, 2022, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 5, 2022).*

10.4.3	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of PowerFleet, Inc., filed with the SEC on March 16, 2022).*

10.5	Personal Employment Agreement, dated September 28, 2022, between Powerfleet Israel Ltd. and Offer Lehmann (English translation) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on November 8, 2022).*

10.6	Offer Letter, dated December 31, 2022, between PowerFleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on January 4, 2023).*

10.7	Offer Letter, dated February 11, 2022, between PowerFleet, Inc. and Patrick Maley (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).*

10.8	Offer Letter, dated February 8, 2022, between PowerFleet, Inc. and James Zeitunian (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).*

10.9	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of PowerFleet, Inc., filed with the SEC on July 23, 2019).*

10.10	Registration Rights Agreement, dated as of October 3, 2019, by and among PowerFleet, Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B of PowerFleet, Inc., filed with the SEC on October 3, 2019).

10.11.1	Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Holding Company Ltd., Pointer Telocation Ltd. and Bank Hapoalim BM (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on August 23, 2019).

10.11.2	Amendment No. 1, effective as of January 7, 2020, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of PowerFleet, Inc., filed with the SEC on November 10, 2021).

10.11.3	Amendment No. 2, effective as of August 1, 2021, to the Credit Agreement, dated August 19, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on August 25, 2021).

10.11.4	Amendment No. 3, effective as of October 31, 2022, to the Credit Agreement, dated August 2019, 2019, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc., filed with the SEC on November 3, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of PowerFleet, Inc., filed with the SEC on March 31, 2023).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Amendment No. 1, which is incorporated into this Item 15(b) by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023

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

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	May 1, 2023
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	May 1, 2023
David Wilson	(Principal Financial and Accounting Officer)

/s/ Anders Bjork	Director	May 1, 2023
Anders Bjork

/s/ Michael Brodsky	Director	May 1, 2023
Michael Brodsky

/s/ Michael Casey	Director	May 1, 2023
Michael Casey

/s/ Charles Frumberg	Director	May 1, 2023
Charles Frumberg

/s/ Elchanan Maoz	Director	May 1, 2023
Elchanan Maoz

/s/ Medhini Srinivasan	Director	May 1, 2023
Medhini Srinivasan

