Form 10-Q
period 2023-03-31
PowerFleet, Inc.
filed 2023-05-10
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on May 8, 2023, was 36,088,250.

INDEX

PowerFleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2023 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three months ended March 31, 2022 and 2023	4

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) - for the three months ended March 31, 2022 and 2023	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2022 through March 31, 2022 and January 1, 2023 through March 31, 2023	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2022 and 2023	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6. Exhibits	39

Signatures	40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2022 *	March 31, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,680	$24,780
Restricted cash	309	309
Accounts receivable, net of allowance for credit losses of $2,567 and $2,328 in 2022 and 2023, respectively	32,493	31,442
Inventory, net	22,272	22,649
Deferred costs - current	762	523
Prepaid expenses and other current assets	7,709	7,959
Total current assets	81,225	87,662

Fixed assets, net	9,249	9,953
Goodwill	83,487	83,487
Intangible assets, net	22,908	22,328
Right of use asset	7,820	7,332
Severance payable fund	3,760	3,684
Deferred tax asset	3,225	2,496
Other assets	5,761	5,984
Total assets	$217,435	$222,926

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	10,312	9,359
Accounts payable and accrued expenses	26,598	27,682
Deferred revenue - current	6,363	6,327
Lease liability - current	2,441	2,481
Total current liabilities	45,714	45,849

Long-term debt, less current maturities	11,403	10,638
Deferred revenue - less current portion	4,390	4,378
Lease liability - less current portion	5,628	5,065
Accrued severance payable	4,365	4,396
Deferred tax liability	4,919	4,593
Other long-term liabilities	636	623

Total liabilities	77,055	75,542
Commitments and Contingencies (note 22)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 59 and 60 shares issued and outstanding at December 31, 2022 and March 31, 2023	57,565	58,840

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,605 and 37,621 shares issued at December 31, 2022 and March 31, 2023, respectively; shares outstanding, 36,170 and 36,170 at December 31, 2022 and March 31, 2023, respectively	376	376
Additional paid-in capital	233,521	234,425
Accumulated deficit	(141,440)	(136,671)
Accumulated other comprehensive loss	(1,210)	(1,098)
Treasury stock; 1,435 and 1,451 common shares at cost at December 31, 2022 and March 31, 2023, respectively	(8,510)	(8,554)

Total PowerFleet, Inc. stockholders’ equity	82,737	88,478
Non-controlling interest	78	66
Total equity	82,815	88,544
Total liabilities and stockholders’ equity	$217,435	$222,926

*	Derived from audited balance sheet as of December 31, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2023

Revenues:
Products	$14,392	$12,404
Services	18,769	20,435
Total revenues	33,161	32,839

Cost of revenues:
Cost of products	11,978	9,002
Cost of services	6,784	7,219
	18,762	16,221

Gross profit	14,399	16,618

Operating expenses:
Selling, general and administrative expenses	14,912	16,787
Research and development expenses	3,229	1,723
Total operating expenses	18,141	18,510

Loss from operations	(3,742)	(1,892)
Interest income	13	24
Interest expense, net	100	(137)
Bargain purchase - Movingdots	-	7,234
Other (expense) income, net	(1)	(66)

Net income (loss) before income taxes	(3,630)	5,163

Income tax benefit (expense)	703	(397)

Net income (loss) before non-controlling interest	(2,927)	4,766
Non-controlling interest	(1)	3

Net income (loss)	(2,928)	4,769
Accretion of preferred stock	(168)	(168)
Preferred stock dividend	(1,028)	(1,107)

Net income (loss) attributable to common stockholders	$(4,124)	$3,494

Net income (loss) per share attributable to common stockholders - basic	$(0.12)	$0.11
Net income (loss) per share attributable to common stockholders -diluted	$(0.12)	$0.11

Weighted average common shares outstanding – basic	35,332	35,548
Weighted average common shares outstanding - diluted	35,332	35,628

See accompanying notes to unaudited condensed consolidated financial statements.

4

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2023

Net income (loss) attributable to common stockholders	$(4,124)	$3,494

Foreign currency translation adjustment	253	112

Total other comprehensive income	253	112

Comprehensive income (loss)	$(3,871)	$3,606

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2023	37,605	$376	$233,521	$(141,440)	$(1,210)	$(8,510)	$78	$82,815
Net income (loss) attributable to common stockholders	-	-	(1,275)	4,769	-	-	-	3,494
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	112	-	(9)	103
Issuance of restricted shares	75	-	-	-	-	-	-	-
Forfeiture of restricted shares	(59)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(44)	-	(44)
Stock based compensation	-	-	832	-	-	-	-	832
Warrant issuance in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Balance at March 31, 2023	37,621	$376	$234,425	$(136,671)	$(1,098)	$(8,554)	$66	$88,544

	Common Stock		Additional		Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation	-	-	457	-	-	-	-	457
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2023

Cash flows from operating activities
Net income (loss)	$(2,928)	$4,769
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Non-controlling interest	1	(3)
Gain on bargain purchase	-	(7,234)
Inventory reserve	53	2
Stock based compensation expense	457	832
Depreciation and amortization	2,089	2,233
Right-of-use assets, non-cash lease expense	658	658
Bad debt expense	252	228
Deferred income taxes	(703)	377
Other non-cash items	556	46
Changes in:
Accounts receivable	(533)	815
Inventory	(1,929)	(237)
Prepaid expenses and other assets	(1,337)	189
Deferred costs	372	239
Deferred revenue	689	(91)
Accounts payable and accrued expenses	809	(374)
Lease liabilities	(631)	(694)

Net cash (used in) provided by operating activities	(2,125)	1,755

Acquisitions, net of cash assumed	-	8,722
Purchase of investments	-	(100)
Capitalized software development costs	-	(680)
Capital expenditures	(610)	(1,100)

Net cash (used in) provided by investing activities	(610)	6,842

Cash flows from financing activities:
Repayment of long-term debt	(1,497)	(1,329)
Short-term bank debt, net	-	(1)
Purchase of treasury stock upon vesting of restricted stock	(181)	(44)

Net cash used in financing activities	(1,678)	(1,374)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,480)	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,893)	7,100
Cash, cash equivalents and restricted cash - beginning of period	26,760	17,989

Cash, cash equivalents and restricted cash - end of period	$20,867	$25,089

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	17,680
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	20,559	24,780
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, end of period	$20,867	$25,089

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	3	5
Interest	326	383

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$1,347

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

PowerFleet, Inc. (the “Company” or “Powerfleet”) is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. Powerfleet was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions (the “Transactions”) pursuant to which the Company acquired Pointer Telocation Ltd. (“Pointer”) and commenced operations on October 3, 2019. Upon the closing of the Transactions, Powerfleet became the parent entity of I.D. Systems and Pointer.

Basis of presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2023, the consolidated results of its operations for the three-month periods ended March 31, 2022 and 2023, the consolidated change in stockholders’ equity for the three-month periods ended March 31, 2022 and 2023, and the consolidated cash flows for the three-month periods ended March 31, 2022 and 2023. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of March 31, 2023, the Company had cash (including restricted cash) and cash equivalents of $25,089 and working capital approximately $41,800. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (NIS) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed net NIS20,637, or $5,709, under the revolving credit facility as of March 31, 2023. See Note 13 for additional information.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver initially bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver is secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Pointer has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of March 31, 2023.

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least May 10, 2024.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, capitalized software development costs, stock-based compensation costs, warrant assumptions, and standalone selling price related to multiple element revenue arrangements. Actual results could differ from those estimates.

NOTE 3 – ACQUISITION

On March 6, 2023, the Company entered into a share purchase and transfer agreement (the “Agreement”) with Swiss Re Reinsurance Holding Company Ltd (the “Seller”), pursuant to which the Company would acquire all of the outstanding shares of Movingdots GmbH (“Movingdots”), a wholly owned subsidiary of the Seller, for consideration consisting of €1 the issuance by the Company of a ten-year warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $7.00 per share (the “Common Stock Warrants”) with fair value of approximately $1.3 million at March 31, 2023 (the “Acquisition”) and noncash consideration with an immaterial fair value in the form of a non-exclusive irrevocable, perpetual, fully paid-up, royalty free license agreement between Movingdots and the Seller for certain of the acquired IP. The Acquisition was consummated on March 31, 2023 (the “Movingdots Closing”).

As a result of the Acquisition, Movingdots, a German company providing insurance telematics and sustainable mobility solutions, became a direct, wholly owned subsidiary of Powerfleet. Movingdots end-to-end telematics app solution will enhance Powerfleet’s SaaS-based fleet intelligence platform, Unity, with additional customization capabilities and insurance risk insights. Movingdots’ expertise in safety and sustainability aligns with Unity’s focus on data-powered applications. The Acquisition also strengthens Powerfleet’s global reach, particularly in Europe.

As part of the Agreement the Seller was also obligated to (i) transfer certain intellectual property rights from the Seller to Movingdots, (ii) enter into a distribution agreement pursuant to which the Seller is allowed to promote the Movingdots solutions, and (iii) grant a license agreement between the Seller’s affiliates and Movingdots.

The warrant was valued using the Black-Scholes Model using the following assumptions:

March 31,
2023

Expected volatility	50.0%
Expected term (in years)	10.0
Risk free interest rate	3.50%
Dividend yield	0%
Fair value per share	$1.68

Purchase Price Allocation

The Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. There is certain information that is not readily available at the time the financial statements of Movingdots were prepared as the Acquisition closed on March 31, 2023. For provisional purchase price allocation purposes, the assets acquired and liabilities assumed are stated at their carrying values which management assumed approximates their fair values given their short-term nature. Also, the Company recognized approximately $0.3 million of acquisition-related costs which were expensed in the consolidated statement of operations.

The following table details the provisional allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisition of Movingdots:

Consideration:
Cash	$—
Fair value of Powerfleet warrants on March 31, 2023	1,347
Total consideration	$1,347

Assets acquired:
Cash	$8,722
Accounts receivable	247
Prepaid expenses	103
Other current assets	243
Inventory	96
Fixed assets	372
Total assets acquired	9,783

Liabilities assumed:
Trade payable	176
Deferred credits	13
Provisions and other liabilities	1,013
Total liabilities assumed	1,202

Total identifiable net assets acquired	8,581
Gain on bargain purchase	(7,234)
Purchase price consideration	$1,347

The provisional fair value estimates of the assets acquired and liabilities assumed, including intangibles and income taxes, and the noncash consideration are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. Determining the fair values of the assets and liabilities of Movingdots required certain assumptions and judgment.

Consistent with the requirements of ASC 805, the Company assessed whether all assets acquired and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirements of ASC 805-30-25-4, the Company recognized a gain on bargain purchase as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $7.2 million. Management believes that the recognized gain on bargain purchase represents the best estimates of the economic effect of the Acquisition based on all information that was available and existed as of the dates the financial statements were issued.

The gain on bargain purchase primarily resulted from the Seller’s motivation to divest its investment in Movingdots and its telematic business, which was deemed a non-core business of the Seller on a go-forward basis. The sale of Movingdots was not subject to a competitive bidding process. Under the Agreement, the Seller also agreed to make a cash injection into Movingdots prior to the Movingdots Closing in a form of additional paid in capital to ensure Movingdots had available cash in the amount of €8 million, to be used to ensure the liquidity of Movingdots and for broader combined business activities.

If the Company makes an on-sale transfer of any shares of Movingdots that were acquired in connection with the Acquisition at any time between the signing date of the Agreement and through twelve months after the Movingdots Closing, to any third-party purchaser (an “on-sale transfer”), for an amount that is in excess of the purchase price consideration transferred, then the Company shall pay the Seller an amount in cash (“on sale compensation”) equal to (i) €8 million plus (ii) the difference between such on-sale transfer price less the purchase price net of the net present value of the Common Stock Warrants. The on-sale transfer is wholly within the Company’s control and the Company does not currently have an intention to enter into an on-sale transfer.

Management views that the insurance telematics and sustainability are important spaces for the Company to have propositions to enable future strategic value, supporting the more evolved, IOT data-rich mass subscription space. The acquisition of Movingdots and its business will, among other things:

●	open strategic relationships with some key customers such as Mercedes, BMW and Vodafone;

●	provide greater go-to-market opportunity to the Company with the European beachhead for future regional expansion, customer acquisition tool to upsell the Company’s portfolio into German and European markets, and maintain a distribution channel and partnership with the Seller; and

●	provide the Company with access to a team with technical skillsets across application development and management, cloud platform development, user experience/user interface design development and technical product management;

The following table represents the combined pro forma revenue and earnings for the three-month period ended March 31, 2022:

	Three Months Ended March 31, 2022
	Historical	Pro forma combined

Revenues	$33,161	$35,002
Operating loss	$(3,742)	$(3,417)
Net loss per share – basic and diluted	$(0.12)	$(0.11)

The following table represents the combined pro forma revenue and earnings for the three-month period ended March 31, 2023:

	Three Months Ended March 31, 2023
	Historical	Pro forma combined

Revenues	$32,839	$35,587
Operating loss	$(1,892)	$(1,417)
Net income (loss) per share – basic	$0.11	$(0.09)
Net income (loss) per share - diluted	$0.11	$(0.09)

The combined pro forma revenue and earnings for the three-month periods ended March 31, 2022 and 2023 were prepared as though the Acquisition had occurred as of January 1, 2022. This summary is not necessarily indicative of what the results of operations would have been had the Acquisition occurred as of that date, nor does it purport to represent results of operations for any future periods.

NOTE 4 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at December 31, 2022 and March 31, 2023 consists of cash held in escrow for purchases from a vendor.

NOTE 5 - REVENUE RECOGNITION

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as expense when the products are sold (see Note 14).

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

The following table presents the Company’s revenues disaggregated by revenue source for the three-months ended March 31, 2022 and 2023:

	Three Months Ended March 31,
	2022	2023

Products	$14,392	$12,404
Services	18,769	20,435

	$33,161	$32,839

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2022 and March 31, 2023:

	December 31, 2022	March 31, 2023
		(unaudited)
Assets:
Deferred contract costs	$2,740	$2,724
Deferred costs	$762	$523

Liabilities:
Deferred revenue- services (1)	$9,815	$10,062
Deferred revenue - products (1)	938	643

	10,753	10,705
Less: Deferred revenue and contract liabilities - current portion	(6,363)	(6,327)

Deferred revenue and contract liabilities - less current portion	$4,390	$4,378

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended March 31, 2022 and 2023, the Company recognized revenue of $2,515 and $2,240, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2028, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The Company’s accounts receivable were evaluated to determine an appropriate allowance for credit losses related to trade receivables. The Company’s historical collections were analyzed by the number of days past due to determine the uncollectible rate in each range of days past due. The estimate of the allowance for credit losses is charged to the allowance for credit losses based on the age of receivables multiplied by the historical uncollectible rate for the range of days past due or earlier if the account is deemed uncollectible for other reasons. Recoveries of amounts previously charged as uncollectible are credited to the allowance for credit losses.

An analysis of the allowance for credit losses for the period ended March 31, 2023 is as follows:

Allowance for credit losses, December 31, 2022	$2,567
Current period provision for expected credit losses	228
Write-offs charged against the allowance	(514)
Foreign currency translation	47
Recoveries	-
Allowance for credit losses, March 31, 2023	$2,328

During the quarter ended March 31, 2023, the change in the allowance for credit losses was due to the change in the age of receivables.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	March 31, 2023
		(Unaudited)
Sales-type lease receivables, current	$1,161	$1,150
Prepaid expenses	4,047	4,108
Contract assets	1,131	1,118
Other current assets	1,370	1,583

	$7,709	$7,959

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $453 at December 31, 2022 and $375 at March 31, 2023.

Inventories consist of the following:

	December 31, 2022	March 31, 2023
		(Unaudited)
Components	$12,443	$11,400
Work in process	462	383
Finished goods, net	9,367	10,866

	$22,272	$22,649

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2022	March 31, 2023
		(Unaudited)
Installed products	$8,586	$9,527
Computer software	7,195	7,701
Computer and electronic equipment	5,658	6,451
Furniture and fixtures	2,041	2,226
Leasehold improvements	1,415	1,442

	24,895	27,347
Accumulated depreciation and amortization	(15,646)	(17,394)
	$9,249	$9,953

Depreciation and amortization expense of fixed assets for the three-month periods ended March 31, 2022 and March 31, 2023 was $814 and $1,026, respectively. This includes amortization of costs associated with computer software for the three-month periods ended March 31, 2022 and March 31, 2023 of $109 and $35, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes identifiable intangible assets of the Company as of December 31, 2022 and March 31, 2023:

March 31, 2023	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(6,387)	$12,877
Trademark and tradename	3-15	7,553	(3,096)	4,457
Patents	7-11	628	(374)	254
Technology	7	10,911	(8,881)	2,030
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3 – 6	2,545	-	2,545
		41,497	(19,334)	22,163

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$41,662	$(19,334)	$22,328

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
Patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3 – 6	1,865	-	1,865
		41,376	(18,633)	22,743

Unamortized:
Customer List		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$41,541	$(18,633)	$22,908

Global uncertainties continue to adversely impact the broader global economy and have caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2022 and March 31, 2023, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

At March 31, 2023, the weighted-average amortization period for the intangible assets was 8.7 years. At March 31, 2023, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.6, 7.0, 4.3, and 3.0 years, respectively.

Amortization expense for the three-month periods ended March 31, 2022 and March 31, 2023 was $1,274 and $1,207, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2023 (remaining)	$4,464
2024	3,471
2025	3,344
2026	2,625
2027	2,233
Thereafter	6,026
$22,163

There have been no changes in the carrying amount of goodwill from January 1, 2023 to March 31, 2023.

For the three-month period ended March 31, 2023, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the first fiscal quarter of 2023, the Company granted 75 shares of restricted stock to certain executives, which vests as to 25% of such shares on each of the first, second, third and fourth anniversaries of the grant date, provided that the executive is employed by the Company on each such date.

During the first fiscal quarter of 2023, the Company granted options to purchase 405 shares of the Company’s common stock to certain executives, consisting of options to purchase 130 shares of common stock with time-based vesting conditions and options to purchase 275 shares of common stock with performance-based vesting conditions (which we refer to as “market-based stock options”). The options have an exercise price of $3.00. The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) reaches 12.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (3.7%), and expected stock price volatility (50%) over the expected life of awards (5.1 years). The weighted average fair value of market-based stock options granted during the period was $1.38.

[A] Stock options:

The following table summarizes the activity relating to the Company’s market-based stock options that were granted to certain executives for the three-month period ended March 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	5,065	$14.14
Granted	275	3.00
Exercised	-	-
Forfeited or expired	-	-

Outstanding at end of period	5,340	$13.56	8.1 years	$-

Exercisable at end of period	-	$-	-	$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options that were granted to certain executives, for the three-month period ended March 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	2,727	$5.29
Granted	130	3.00
Exercised	-	-
Forfeited or expired	(393)	6.05

Outstanding at end of period	2,464	$5.04	5.7 years	$6

Exercisable at end of period	1,482	$5.55	4.4 years	$6

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	March 31,
	2022	2023

Expected volatility	49.4%	54.8%
Expected life of options (in years)	7	6.25
Risk free interest rate	1.73%	3.81%
Dividend yield	0%	0%
Weighted-average fair value of options granted during year	$2.04	$1.40

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $34 and $618 for the three-month periods ended March 31, 2022 and March 31, 2023, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the three-month periods ended March 31, 2022 and 2023 was $235 and $540, respectively. There were no option exercises that occurred during the three-month periods ended March 31, 2022 and 2023.

As of March 31, 2023, there was $1,657 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.58 years.

As of March 31, 2023, there was $5,838 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 3.20 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended March 31, 2023 is as follows:

	Number of Non- Vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	706	$4.75
Granted	75	2.62
Vested	(149)	5.11
Forfeited	(59)	7.28

Restricted stock, non-vested, end of period	573	$4.12

The Company recorded stock-based compensation expenses of $388 and $214 for the three-month periods ended March 31, 2022 and 2023, respectively, in connection with restricted stock grants. As of March 31, 2023, there was $1,877 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.43 years.

NOTE 12 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the three-month periods ended March 31, 2022 and 2023 are as follows:

	Three Months Ended
	March 31,
	2022	2023
Basic and diluted loss per share
Net income (loss) attributable to common stockholders	$(4,124)	$3,494
Addback: Preferred stock dividend and accretion	-	1,275
Allocation of earning to participating securities	-	(896)
Numerator for basic EPS – income available to common stockholders	(4,124)	3,873

Weighted-average common share outstanding - basic	35,332	35,548
Effect of dilutive securities	-	80
Weighted-average common share outstanding - diluted	35,332	35,628

Net income (loss) attributable to common stockholders - basic	$(0.12)	$0.11
Net income (loss) attributable to common stockholders - diluted	$(0.12)	$0.11

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the three-month period ended March 31, 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 16,882 would have been anti-dilutive due to the loss. For the three-month period ended March 31, 2023, the two-class method of computing earnings per share was anti-dilutive. As a result, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include 9,277 shares from the conversion of preferred stock, warrants, stock options and restricted stock awards because the effect would have been anti-dilutive.

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2022	March 31, 2023
		(Unaudited)
Short-term bank debt	$5,709	$5,709
Current maturities of long-term debt	$4,603	$3,650
Long term debt - less current maturities	$11,403	$10,638

Long-term debt

In connection with the Transactions, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on the closing date of the Transactions (the “Closing Date”) under the Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of March 31, 2023, the Company borrowed NIS20,637, or $5,709, under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date. The indicative interest rate provided for the Term Facilities in the original Credit Agreement was approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6% (amended to SOFR + 2.15%). In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by Powerfleet Israel in Pointer and by Pointer over all of its assets. The original Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of Powerfleet Israel; Powerfleet Israel equity to total assets; Powerfleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default).

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with all covenants as of March 31, 2023.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month periods ended March 31, 2022 and 2023, the Company recorded $64 and $44, respectively, of amortization of the debt issuance costs. The Company recorded charges of $236 and $160 to interest expense on its consolidated statements of operations for the three-month periods ended March 31, 2022 and 2023, respectively related to interest expense associated with the Credit Facilities.

On October 31, 2022, the Borrowers entered into the Third Amendment with Hapoalim. The Third Amendment provides for, among other things, the New Revolver. The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver.

The New Revolver will initially bear interest at the SOFR + 2.59%. Such interest is subject to monthly changes by Hapoalim, provided that Hapoalim gives Pointer advance notice regarding such change prior to the end of the applicable calendar month.

The New Revolver is secured by a first ranking fixed pledge and assignment by Pointer over its new bank account, which was opened in connection with the New Revolver, and all of the rights relating thereunder as well as a cross guarantee by Powerfleet Israel.

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Pointer has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of March 31, 2023.

Scheduled maturities of the long-term debt as of March 31, 2023 are as follows:

April – March 2024	$3,650
January – December 2024	10,638
14,288
Less: Current Portion through March 31, 2024	3,650
Total	$10,638

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the date of the consummation of the Transactions.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	March 31, 2023
		(Unaudited)
Accounts payable	$14,751	$15,772
Accrued warranty	1,897	2,098
Accrued compensation	7,153	7,074
Government authorities	1,992	2,165
Other current liabilities	805	573

	$26,598	$27,682

The Company’s products are warranted against defects in materials and workmanship for a period of one to eight years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2023.

The following table summarizes warranty activity for the three-month periods ended March 31, 2022 and 2023:

	Three Months Ended March 31,
	2022	2023

Accrued warranty reserve, beginning of year	$1,333	$2,054
Accrual for product warranties issued	342	387
Product replacements and other warranty expenditures	(167)	(160)
Expiration of warranties	(5)	(26)

Accrued warranty reserve, end of period (a)	$1,503	$2,255

(a)	Includes non-current accrued warranty included in other long-term liabilities at March 31, 2022 and March 31, 2023 of $186 and $157, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

[A] Redeemable preferred stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the three-month periods ended March 31, 2022 and March 31, 2023, the Company issued 1 and 1 additional shares of Series A Preferred Stock, respectively.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-month periods ended March 31, 2022 and 2023, the Company paid dividends in shares in amounts equal to $1,028 and $1,107, respectively, to the holders of the Series A Preferred Stock. As of March 31, 2023, dividends in arrears were $-0-.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income (loss) for the three-month period ended March 31, 2023 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2023	$(1,210)	$(1,210)
Net current period change	112	112

Balance at March 31, 2023	$(1,098)	$(1,098)

The accumulated balances for each classification of other comprehensive income (loss) for the three-month period ended March 31, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2022	$391	$391
Net current period change	253	253

Balance at March 31, 2022	$644	$644

The Company’s reporting currency is the U.S. dollar (USD). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency financial statements of $(253) and $112 at March 31, 2022 and 2023, respectively, are included in comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction gains (losses) for the three-month periods ended March 31, 2022 and 2023 of $(203) and $176, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains related to long-term debt of $544 and $403, for the three-month periods ended March 31, 2022 and 2023, respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 17 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended March 31,
	2022	2023

United States	$13,058	$14,438
Israel	12,180	10,680
Other	7,923	7,721

	$33,161	$32,839

	December 31, 2022	March 31, 2023
		(Unaudited)
Long lived assets by geographic region:

United States	$941	$1,139
Israel	3,545	3,649
Other	4,763	5,165

	$9,249	$9,953

NOTE 18 - INCOME TAXES

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

	Three Months Ended March 31,
	2022	2023

Domestic pre-tax book income (loss)	$(2,919)	$3,141
Foreign pre-tax book income (loss)	(711)	2,022
Total income before income (loss) taxes	(3,630)	5,163
Income tax benefit (expense)	703	(397)
Total income (loss) after taxes	$(2,927)	$4,766

Effective tax rate	19.4%	(7.7)%

For the three-month periods ended March 31, 2022 and 2023, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel jurisdictions and certain discrete items.

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of March 31, 2023.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. Tax measures include a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of March 31, 2023.

NOTE 19 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to three years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three-months ended March 31, 2022 and 2023.

Components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2023
Short term lease cost:	$131	$88

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Three Months Ended March 31,
	2022	2023
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$537	$261

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

March 31, 2023

Weighted-average remaining lease term (in years)	2.97
Weighted-average discount rate	6.17%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2023 are as follows:

April - December 2023	$2,197
2024	2,096
2025	1,861
2026	779
2027	103
Thereafter	1,242
Total lease payments	8,278
Less: Imputed interest	(732)
Present value of lease liabilities	$7,546

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2023
	Carrying Amount	Fair Value
Long term debt	$19,997	$19,581

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended March 31, 2022 and 2023, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $208 plus $1,087 of interest and penalty, totaling $1,295 as of March 31, 2023. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $12,283 as of March 31, 2023. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $211. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

On February 24, 2022, Pointer Mexico received a notification for 2016 and 2017 tax assessment in the amounts of $268 and $476, respectively, regarding the underpayment of VAT and government fees from the Mexican Tax Service (“MTS”). Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice. On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment. On May 2, 2022, Pointer Mexico filed additional evidence before the MTS. As of March 31, 2023, the MTS has not resolved the administrative revocation appeal. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. The Company adopted ASU No. 2016-13 on January 1, 2023. The adoption of the standard did not result in a material impact on the consolidated financial statements.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions; the ability to recognize the anticipated benefit of the acquisition of Movingdots GmbH (“Movingdots”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of Movingdots; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus, COVID-19, and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Our Powerfleet for Industrial solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for industrial trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency.

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

Our objective is to become a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. In the first quarter of 2023 we began to consolidate and augment many of our existing capabilities on a single customer software platform branded as “Unity.” We have designed our Unity platform to enable rapid and deep integration with IoT devices and third-party business systems to a highly scalable data pipeline that powers artificial intelligence-driven insights to help companies save lives, time, and money. Unity is an increasingly important initiative to meet our objective of becoming a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

●	focusing our business solutions by vertical markets and go to market strategies to each market;
●	positioning ourselves as an innovative thought leader;
●	maintaining a world class sales and marketing team;
●	identifying, seizing, and managing revenue opportunities;
●	expanding our customer base, achieving wider market penetration and educating customers with mixed assets in their organization about our other applications;
●	implementing improved marketing, sales and support strategies;
●	shortening our initial sales cycles by helping our customers through:

○	identifying and quantifying benefits expected from our solutions;
○	accelerating transitions from implementation to roll-out; and
○	building service revenue through long-term SaaS contracts;

●	differentiating our product offering through analytics, machine learning, unique sensors, and value-added services;
●	producing incremental revenue at a high profit margin; and
●	expanding our partnerships and integrations.

We also plan to expand into new applications and markets by:

●	pursuing opportunities to integrate our system with computer hardware and software vendors, including:

○	OEMs;
○	transportation management systems;
○	warehouse management systems;
○	labor and timecard systems;
○	enterprise resource planning; and
○	yard management systems;

●	establishing relationships with global distributors; and
●	evaluating and pursuing strategically sound acquisitions of companies.

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

We provide our consulting services both as a standalone service to study the potential benefits of implementing an IoT business intelligence solution and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

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

As of March 31, 2023, we had cash (including restricted cash) and cash equivalents of $25.1 million and working capital of $41.8 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under the revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through May 10, 2024.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our 2022 Annual Report.

Critical Accounting Policies

For the three-month period ended March 31, 2023, there were no significant changes to our critical accounting policies as identified in our 2022 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended March 31,
	2022	2023

Revenue:
Products	43.4%	37.8%
Services	56.6%	62.2%
	100.0%	100.0%
Cost of revenue:
Cost of products	36.1%	27.4%
Cost of services	20.5%	22.0%
	56.6%	49.4%

Gross profit	43.4%	50.6%

Operating expenses:
Selling, general and administrative expenses	45.0%	51.1%
Research and development expenses	9.7%	5.2%
Total operating expenses	54.7%	56.3%

Loss from operations	-11.3%	-5.7%

Interest income	0.0%	0.1%
Interest expense	0.3%	-0.4%
Bargain purchase - Movingdots	-	22.0%
Other income (expenses), net	0.0%	-0.2%
Net income (loss) before income taxes	-11.0%	15.8%
Income tax benefit (expense)	2.1%	-1.2%
Net income (loss) before non-controlling interest	-8.9%	14.6%
Non-controlling interest	0.0%	0.0%

Net income (loss)	-8.9%	14.6%
Accretion of preferred stock	-0.5%	-0.5%
Preferred stock dividend	-3.1%	-3.4%
Net income (loss) attributable to common shareholders	-12.5%	10.7%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

REVENUES. Revenues decreased by approximately $0.3 million, or 1%, to $32.8 million in the three months ended March 31, 2023, from $33.2 million in the same period in 2022.

Revenues from products decreased approximately $2.0 million, or 13.8%, to $12.4 million in the three months ended March 31, 2023, from $14.4 million in the same period in 2022. The decrease in product revenue was due to decreased product sales from our Powerfleet GmbH subsidiary, where we are actively shutting down sales from low margin contracts, and product sales in Israel.

Revenues from services increased approximately $1.7 million, or 8.9%, to $20.4 million in the three months ended March 31, 2023, from $18.8 million in the same period in 2022. The increase in services revenue was principally due to an increase in our installed base that generates service revenue.

COST OF REVENUES. Cost of revenues decreased by approximately $2.5 million, or 13.5%, to $16.2 million in the three months ended March 31, 2023, from $18.8 million for the same period in 2022. Gross profit was $16.6 million in three months ended March 31, 2023, compared to $14.4 million for the same period in 2022. As a percentage of revenues, gross profit increased to 50.6% in 2023 from 43.4% in 2022. The increase in gross profit as a percentage of revenues was principally due to decisions to stop fulfilling low margin orders and the decrease in raw materials costs related to the global supply chain issues which were more prevalent in the first quarter of 2022 than the first quarter of 2023.

Cost of products decreased by approximately $3.0 million, or 24.8%, to 9.0 million in the three months ended March 31, 2023, from $12.0 million in the same period in 2022. Gross profit for products was $3.4 million in the three months ended March 31, 2023, compared to $2.4 million in the same period in 2022. As a percentage of product revenues, gross profit increased to 27.4% in 2023 from 16.8% in 2022. The increase in gross profit as a percentage of revenues is the result of ceasing to fulfill certain low margin orders, and relief from supply chain issues and electronic component shortages that drove up the cost of materials in the first quarter of 2022.

Cost of services increased by approximately $0.4 million, or 6.4%, to $7.2 million in the three months ended March 31, 2023, from $6.8 million in the same period in 2022. Gross profit for services was $13.2 million in the three months ended March 31, 2023, compared to $12.0 million in the same period in 2022. As a percentage of service revenues, gross profit increased to 64.7% in 2023 from 63.9% in 2022.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $1.9 million, or 12.6%, to approximately $16.8 million in the three months ended March 31, 2023, compared to $14.9 million in the same period in 2022, principally due to increased salaries, investments in marketing programs and increased professional services fees, including costs associated with our acquisition of Movingdots. As a percentage of revenues, SG&A expenses increased to 51.1% in the three months ended March 31, 2023, from 45.0% in the same period in 2022.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $1.5 million, or 46.6%, to approximately $1.7 million in the three months ended March 31, 2023, compared to $3.2 million in the same period in 2022, principally due to higher levels of capitalized software associated with the build out of our Unity platform and new device firmware. As a percentage of revenues, R&D expenses decreased to 5.2% in the three months ended March 31, 2023, from 9.7% in the same period in 2022.

NET INCOME (LOSS) ATTIBUTABLE TO COMMON STOCKHOLDERS. Net income was $3.5 million, or $0.11 per basic and diluted share, for the three months ended March 31, 2023, as compared to net loss of $4.1 million, or $(0.12) per basic and $(0.12) per diluted share, for the same period in 2022. The increase in net income was primarily the result of the $7.2 million gain on bargain purchase associated with our acquisition of Movingdots.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of March 31, 2023, we had cash (including restricted cash) and cash equivalents of $25.1 million and working capital of $41.8 million.

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

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M (“Hapoalim”), pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (comprised of the two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “Revolving Facility”). The outstanding amount under the term loan facilities was approximately NIS51.7 million, or $14.3 million, as of March 31, 2023. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

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

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of March 31, 2023, the Company borrowed approximately NIS20.6 million, or $5.7 million, under the revolving credit facilities.

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

Pointer also has a one-year $1,000 revolving credit facility available for use with Discount Bank, which renews annually, subject to the bank’s approval. Pointer did not have any borrowings outstanding under the revolving credit facility with Discount Bank as of March 31, 2023.

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

On March 31, 2023, we completed our acquisition of Movingdots. We believe this acquisition will provide significant additional liquidity, with net cash proceeds of $8.7 million expected to exceed the associated transaction, integration, and rationalization costs. See “Business Acquisitions” below for more information regarding the acquisition of Movingdots.

Capital Requirements

As of March 31, 2023, we had cash (including restricted cash) and cash equivalents of $25.1 million and working capital of $41.8 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least May 10, 2024.

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

Operating Activities

During the three months ended March 31, 2023, net cash provided by operating activities was $1.8 million, compared to net cash used in operating activities of $2.1 million for the same period in 2022. The net cash provided by operating activities for the first quarter of 2023 primarily included a non-operating cash benefit of $7.2 million for gain on bargain purchase, non-cash charges of $0.8 million for stock-based compensation, $2.2 million for depreciation and amortization expense, and $0.7 million for right-of-use asset amortization. Changes in working capital items included a decrease in accounts receivable of $0.8 million, an increase in inventory of $0.2 million, a decrease in prepaid expenses and other assets of $0.2 million, a decrease in accounts payable of $0.7 million, and a decrease in lease liabilities of $0.7 million.

For the same period in the prior year, net cash used in operating activities was $2.1 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $6.8 million, compared to net cash used in investing activities of $0.6 million for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partly offset by $1.1 million for the purchase of fixed assets and $0.7 million for capitalized software development costs. In contrast, the net cash used in investing activities of $0.6 million in the same period in 2022 was primarily for the purchase of fixed assets.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $1.4 million, compared to $1.7 million for the same period in 2022. The decrease in net cash used in financing activities was primarily due to the repayment of long-term debt totaling $1.3 million in the first quarter of 2023, as opposed to $1.5 million in the first quarter of 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2023, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our 2022 Annual Report.

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

On March 6, 2023, we entered into a definitive share purchase and transfer agreement (the “SPA”) with Swiss Re Reinsurance Holding Company Ltd (“Swiss Re”) to acquire all of the outstanding shares of Movingdots for consideration consisting of €1 and the issuance by us of a ten-year warrant to purchase 800,000 shares of our common stock at an exercise price of $7.00 per share. Under the SPA, Swiss Re was required to ensure that Movingdots had available cash and cash equivalents of at least €8,000,000 as of the closing date. The transaction closed on March 31, 2023.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 23 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our 2022 Annual Report, due to material weaknesses in our internal control over financial reporting described below, which have not been remediated as of March 31, 2023.

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

We will take certain steps to remediate the material weaknesses described above and otherwise improve the overall design and operation of our control environment. These steps include:

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

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in our 2022 Annual Report, issued an attestation report on the effectiveness of our internal control over financial reporting which appeared in Part II, Item 8, “Financial Statements and Supplementary Data” of our 2022 Annual Report.

b. Changes in internal control over financial reporting.

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On March 31, 2023, we completed the acquisition of Movingdots. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of its business, the Company is at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 22 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s 2022 Annual Report as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the 2022 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities by the Issuer

On March 31, 2023, Powerfleet issued to Swiss Re a ten-year warrant to purchase 800,000 shares of its common stock at an exercise price of $7.00 per share in connection with Powerfleet’s acquisition of Movingdots. The shares of common stock underlying the warrant were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended March 31, 2023 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2023 - January 31, 2023	3	(1)	$2.74	$-	$-
February 1, 2023 - February 28, 2023	6	(1)	$2.75	$-	$-
March 1, 2023 - March 31, 2023	7	(1)	$2.80	$-	$-
Total	16		$2.77	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	Offer Letter, dated December 31, 2022, between PowerFleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc. filed with the SEC on January 4, 2023).†

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2023; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2022 through March 31, 2022 and January 1, 2023 through March 31, 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

† Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: May 10, 2023	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

