Form 10-Q
period 2023-06-30
PowerFleet, Inc.
filed 2023-08-10
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 7, 2023, was 36,235,012.

INDEX

PowerFleet, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2022 *	June 30, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,680	$21,729
Restricted cash	309	309
Accounts receivable, net of allowance for credit losses of $2,567 and $2,555 in 2022 and 2023, respectively	32,493	31,318
Inventory, net	22,272	22,125
Deferred costs - current	762	338
Prepaid expenses and other current assets	7,709	7,298
Total current assets	81,225	83,117

Fixed assets, net	9,249	10,226
Goodwill	83,487	83,487
Intangible assets, net	22,908	21,871
Right of use asset	7,820	6,936
Severance payable fund	3,760	3,566
Deferred tax asset	3,225	1,942
Other assets	5,761	6,131
Total assets	$217,435	$217,276

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	10,312	11,197
Accounts payable and accrued expenses	26,598	24,960
Deferred revenue - current	6,363	6,193
Lease liability - current	2,441	2,448
Total current liabilities	45,714	44,798

Long-term debt, less current maturities	11,403	9,940
Deferred revenue - less current portion	4,390	4,582
Lease liability - less current portion	5,628	4,715
Accrued severance payable	4,365	4,284
Deferred tax liability	4,919	4,030
Other long-term liabilities	636	668

Total liabilities	77,055	73,017

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 59 and 60 shares issued and outstanding at December 31, 2022 and June 30, 2023	57,565	59,008

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,605 and 37,717 shares issued at December 31, 2022 and June 30, 2023, respectively; shares outstanding, 36,170 and 36,265 at December 31, 2022 and June 30, 2023, respectively	376	377
Additional paid-in capital	233,521	234,015
Accumulated deficit	(141,440)	(139,648)
Accumulated other comprehensive loss	(1,210)	(998)
Treasury stock; 1,435 and 1,453 common shares at cost at December 31, 2022 and June 30, 2023, respectively	(8,510)	(8,558)

Total PowerFleet, Inc. stockholders’ equity	82,737	85,188
Non-controlling interest	78	63
Total equity	82,815	85,251
Total liabilities and stockholders’ equity	$217,435	$217,276

*	Derived from audited balance sheet as of December 31, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenues:
Products	$14,818	$11,012	$29,210	$23,416
Services	19,776	21,038	38,545	41,473
Total revenues	34,594	32,050	67,755	64,889

Cost of revenues:
Cost of products	11,336	8,550	23,314	17,552
Cost of services	7,028	7,467	13,812	14,686
	18,364	16,017	37,126	32,238

Gross profit	16,230	16,033	30,629	32,651

Operating expenses:
Selling, general and administrative expenses	15,817	16,987	30,729	33,774
Research and development expenses	2,001	2,179	5,230	3,902
Total operating expenses	17,818	19,166	35,959	37,676

Loss from operations	(1,588)	(3,133)	(5,330)	(5,025)
Interest income	15	22	28	46
Interest expense, net	1,493	(173)	1,593	(310)
Bargain purchase - Movingdots	-	283	-	7,517
Other income, net	3	69	2	3

Net income (loss) before income taxes	(77)	(2,932)	(3,707)	2,231

Income tax benefit (expense)	(40)	(39)	663	(436)

Net income (loss) before non-controlling interest	(117)	(2,971)	(3,044)	1,795
Non-controlling interest	(1)	(6)	(2)	(3)

Net income (loss)	(118)	(2,977)	(3,046)	1,792
Accretion of preferred stock	(168)	(168)	(336)	(336)
Preferred stock dividend	(1,048)	(1,129)	(2,076)	(2,236)

Net loss attributable to common stockholders	$(1,334)	$(4,274)	$(5,458)	$(780)

Net income (loss) per share attributable to common stockholders - basic	$(0.04)	$(0.12)	$(0.15)	$0.01
Net income (loss) per share attributable to common stockholders - diluted	$(0.04)	$(0.12)	$(0.15)	$0.01

Weighted average common shares outstanding - basic	35,386	35,605	35,359	35,577
Weighted average common shares outstanding - diluted	35,386	35,605	35,359	35,670

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023

Net loss attributable to common stockholders	$(1,334)	$(4,274)	$(5,458)	$(780)

Other comprehensive (loss) income, net:

Foreign currency translation adjustment	(1,706)	100	(1,453)	212

Total other comprehensive income (loss)	(1,706)	100	(1,453)	212

Comprehensive loss	$(3,040)	$(4,174)	$(6,911)	$(568)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2023	37,605	$376	$233,521	$(141,440)	$(1,210)	$(8,510)	$78	$82,815
Net income (loss) attributable to common stockholders	-	-	(1,275)	4,769	-	-	-	3,494
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	112	-	(9)	103
Issuance of restricted shares	75	-	-	-	-	-	-	-
Forfeiture of restricted shares	(59)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(44)	-	(44)
Stock based compensation	-	-	832	-	-	-	-	832
Warrant issuance in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Balance at March 31, 2023	37,621	$376	$234,425	$(136,671)	$(1,098)	$(8,554)	$66	$88,544
Net loss attributable to common stockholders	-	-	(1,297)	(2,977)	-	-	-	(4,274)
Net income attributable to non-controlling interest	-	-	-	-	-	-	6	6
Foreign currency translation adjustment	-	-	-	-	100	-	(9)	91
Issuance of restricted shares	162	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(82)	-	-	-	-	-	-	-
Exercise of stock options	16	-	36	-	-	-	-	36
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(4)	-	(4)
Stock based compensation	-	-	852	-	-	-	-	852
Balance at June 30, 2023	37,717	$377	$234,015	$(139,648)	$(998)	$(8,558)	$63	$85,251

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation	-	-	457	-	-	-	-	457
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618
Net loss attributable to common stockholders	-	-	(1,216)	(118)	-	-	-	(1,334)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	(1,706)	-	(18)	(1,724)
Forfeiture of restricted shares	(24)	(1)	1	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(5)	-	(5)
Stock based compensation	-	-	1,629	-	-	-	-	1,629
Balance at June 30, 2022	37,546	$375	$233,756	$(137,484)	$(1,062)	$(8,485)	$85	$87,185

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2022	2023

Cash flows from operating activities
Net income (loss)	$(3,046)	$1,792
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Non-controlling interest	2	3
Gain on bargain purchase	-	(7,517)
Inventory reserve	119	375
Stock based compensation expense	2,086	1,684
Depreciation and amortization	4,133	4,498
Right-of-use assets, non-cash lease expense	1,382	1,318
Bad debt expense	(364)	826
Deferred income taxes	(663)	398
Other non-cash items	604	73
Changes in:
Accounts receivable	(2,911)	(37)
Inventory	(5,410)	152
Prepaid expenses and other assets	(412)	500
Deferred costs	696	424
Deferred revenue	533	(53)
Accounts payable and accrued expenses	1,856	(1,840)
Lease liabilities	(1,335)	(1,344)
Accrued severance payable, net	30	88

Net cash (used in) provided by operating activities	(2,700)	1,340

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	8,722
Purchase of investments	-	(100)
Capitalized software development costs	-	(1,677)
Capital expenditures	(2,013)	(2,108)

Net cash (used in) provided by investing activities	(2,013)	4,837

Cash flows from financing activities:
Repayment of long-term debt	(2,897)	(2,658)
Short-term bank debt, net	2,330	2,736
Purchase of treasury stock upon vesting of restricted stock	(186)	(48)
Payment of preferred stock dividend		(1,128)
Proceeds from exercise of stock options		36

Net cash used in financing activities	(753)	(1,062)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,282)	(1,066)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,748)	4,049
Cash, cash equivalents and restricted cash - beginning of period	26,760	17,989

Cash, cash equivalents and restricted cash - end of period	$18,012	$22,038

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	17,680
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	17,703	21,729
Restricted cash	309	309
Cash, cash equivalents, and restricted cash, end of period	$18,012	$22,038

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	48	106
Interest	639	621

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$1,347

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 2023, the consolidated results of its operations for the three- and six-month periods ended June 30, 2022 and 2023, the consolidated change in stockholders’ equity for the three-month periods ended March 31 and June 30, 2022 and 2023, and the consolidated cash flows for the six-month periods ended June 30, 2022 and 2023. The results of operations for the three- and six- month periods ended June 30, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of June 30, 2023, the Company had cash (including restricted cash) and cash equivalents of $22,038 and working capital approximately $38,319. The Company’s primary sources of cash are cash flows from operating activities, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (NIS) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed net NIS11,800, or $3,200, under the revolving credit facility as of June 30, 2023. See Note 13 for additional information.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. The Company borrowed net NIS19,200, or $5,200, under the New Revolver facility as of June 30, 2023. See Note 13 for additional information.

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

The Company believes that its available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under its revolving credit facility with Hapoalim will provide sufficient funds to cover capital requirements through at least August 10, 2024.

NOTE 2 – USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, capitalized software development costs, stock-based compensation costs related to market based awards, warrant assumptions, and standalone selling price related to multiple element revenue arrangements. Actual results could differ from those estimates.

NOTE 3 – ACQUISITION

On March 6, 2023, the Company entered into a share purchase and transfer agreement (the “Agreement”) with Swiss Re Reinsurance Holding Company Ltd (the “Seller”), pursuant to which the Company would acquire all of the outstanding shares of Movingdots GmbH (“Movingdots”), a wholly owned subsidiary of the Seller, for consideration consisting of €1 and the issuance by the Company of a ten-year warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $7.00 per share (the “Common Stock Warrants”) and with fair value of approximately $1,300 at March 31, 2023 and noncash consideration with an immaterial fair value in the form of a non-exclusive irrevocable, perpetual, fully paid-up, royalty free license agreement between Movingdots and the Seller for certain of the acquired intellectual property (the “Acquisition”). The Acquisition was consummated on March 31, 2023 (the “Movingdots Closing”).

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

The warrant was valued using the Black-Scholes Model using the following assumptions at the date of issuance:

Expected volatility	50%
Expected term (in years)	10
Risk free interest rate	3.50%
Dividend yield	0%
Fair value per share	$1.68

Purchase Price Allocation

The Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. There was certain information that was not readily available at the time the financial statements of Movingdots were prepared as the Acquisition closed on March 31, 2023. For provisional purchase price allocation purposes, the assets acquired and liabilities assumed are stated at their carrying values which management assumed approximates their fair values given their short-term nature. Also, the Company recognized approximately $200 and $500 of acquisition-related costs which were expensed in the consolidated statement of operations for the three- and -six-month periods ending June 30, 2023, respectively.

The following table details the provisional allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisition of Movingdots:

Consideration:
Cash	$-
Fair value of Powerfleet warrants on March 31, 2023	1,347
Total consideration	$1,347

Assets acquired:
Cash	$8,722
Accounts receivable	247
Prepaid expenses	103
Other assets	270
Inventory	96
Fixed assets	372
Total assets acquired	9,810

Liabilities assumed:
Accounts payable and accrued expenses	946
Total liabilities assumed	946

Total identifiable net assets acquired	8,864
Gain on bargain purchase	(7,517)
Purchase price consideration	$1,347

The provisional fair value estimates of the assets acquired and liabilities assumed, including intangibles, income taxes, and the non-cash consideration, are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. Determining the fair values of the assets and liabilities of Movingdots required certain assumptions and judgment. During the second quarter of 2023, the valuation of certain assets acquired and liabilities assumed were revised resulting in an increase in the gain on bargain purchase of $283.

Consistent with the requirements of ASC 805, the Company assessed whether all assets acquired and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirements of ASC 805-30-25-4, the Company recognized a gain on bargain purchase as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $7,500. Management believes that the recognized gain on bargain purchase represents the best estimates of the economic effect of the Acquisition based on all information that was available and existed as of the dates the financial statements were issued.

The gain on bargain purchase primarily resulted from the Seller’s motivation to divest its investment in Movingdots and its telematic business, which was deemed a non-core business of the Seller on a go-forward basis. The sale of Movingdots was not subject to a competitive bidding process. Under the Agreement, the Seller also agreed to make a cash injection into Movingdots prior to the Movingdots Closing in a form of additional paid in capital to ensure Movingdots had available cash in the amount of €8,000 to be used to ensure the liquidity of Movingdots and for broader combined business activities.

If the Company makes an on-sale transfer of any shares of Movingdots that were acquired in connection with the Acquisition at any time between the signing date of the Agreement and through twelve months after the Movingdots Closing, to any third-party purchaser (an “on-sale transfer”), for an amount that is in excess of the purchase price consideration transferred, then the Company shall pay the Seller an amount in cash (“on sale compensation”) equal to (i) €8,000, plus (ii) the difference between such on-sale transfer price less the purchase price net of the net present value of the Common Stock Warrants. The Company does not currently intend to enter into an on-sale transfer.

Management views that the insurance telematics and sustainability are important spaces for the Company to have propositions to enable future strategic value, supporting the more evolved, IOT data-rich mass subscription space. The acquisition of Movingdots and its business will, among other things:

●	open strategic relationships with some key customers such as Mercedes, BMW and Vodafone;

●	provide greater go-to-market opportunity to the Company with the European beachhead for future regional expansion, customer acquisition tool to upsell the Company’s portfolio into German and European markets, and maintain a distribution channel and partnership with the Seller; and

●	provide the Company with access to a team with technical skillsets across application development and management, cloud platform development, user experience/user interface design development and technical product management;

The following table represents the combined pro forma revenue and earnings for the three-and six-month periods ended June 30, 2022:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Historical	Pro forma combined	Historical	Pro forma combined

Revenues	$34,594	$36,322	$67,755	$71,214
Operating loss	$(1,588)	$(1,277)	$(5,330)	$(5,039)
Net loss per share – basic and diluted	$(0.04)	$(0.03)	$(0.15)	$(0.11)

The following table represents the combined pro forma revenue and earnings for the three- and six-month periods ended June 30, 2023:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Historical	Pro forma combined	Historical	Pro forma combined

Revenues	$32,050	$32,050	$64,889	$67,409
Operating loss	$(3,133)	$(3,133)	$(5,025)	$(4,509)
Net income (loss) per share - basic	$(0.12)	$(0.12)	$0.01	$0.02
Net income (loss) per share - diluted	$(0.12)	$(0.12)	$0.01	$0.02

The unaudited combined pro forma revenue and earnings for the three and six-month periods ended June 30, 2022 and 2023 were prepared as though the Acquisition had occurred as of January 1, 2022. This summary is not necessarily indicative of what the results of operations would have been had the Acquisition occurred as of such date, nor does it purport to represent results of operations for any future periods.

NOTE 4 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits (in Israel and Germany). Restricted cash at December 31, 2022 and June 30, 2023 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three-and six-months ended June 30, 2022 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Products	$14,818	$11,012	$29,210	$23,416
Services	19,776	21,038	38,545	41,473

	$34,594	$32,050	$67,755	$64,889

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2022 and June 30, 2023:

	December 31, 2022	June 30, 2023
		(Unaudited)
Assets:
Deferred contract cost	$2,740	$2,680
Deferred cost	$762	$338

Liabilities
Deferred revenue - services (1)	$9,815	$10,356
Deferred revenue - products (1)	938	419

	10,753	10,775
Less: Deferred revenue and contract liabilities - current portion	(6,363)	(6,193)

Deferred revenue and contract liabilities - less current portion	$4,390	$4,582

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended June 30, 2022 and 2023, the Company recognized revenue of $1,719 and $1,766, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the six-month periods ended June 30, 2022 and 2023, the Company recognized revenue of $3,892 and $4,007, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2028, when the services are performed and, therefore, satisfies its performance obligation to the customers.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The Company’s receivables were evaluated to determine an appropriate allowance for credit losses. For trade receivables, the Company’s historical collections were analyzed by the number of days past due to determine the uncollectible rate in each range of days past due and considerations of any changes expected in the future. The estimate of the allowance for credit losses is charged to the allowance for credit losses based on the age of receivables multiplied by the historical uncollectible rate for the range of days past due or earlier if the account is deemed uncollectible for other reasons. Recoveries of amounts previously charged as uncollectible are credited to the allowance for credit losses.

An analysis of the allowance for credit losses for the period ended June 30, 2023 is as follows:

Allowance for credit losses, December 31, 2022	$2,567
Current period provision for expected credit losses	826
Write-offs charged against the allowance	(947)
Foreign currency translation	109
Recoveries	-
Allowance for credit losses, June 30, 2023	$2,555

During the six-months ended June 30, 2023, the change in the allowance for credit losses was due to the change in the age of trade receivables.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	June 30, 2023
		(Unaudited)
Sales-type lease receivables, current	$1,161	$1,175
Prepaid expenses	4,047	3,896
Contract assets	1,131	1,115
Other current assets	1,370	1,112

	$7,709	$7,298

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $453 at December 31, 2022 and $673 at June 30, 2023.

Inventories consist of the following:

	December 31, 2022	June 30, 2023
		(Unaudited)
Components	$12,443	$10,994
Work in process	462	73
Finished goods, net	9,367	11,058

	$22,272	$22,125

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2022	June 30, 2023
		(Unaudited)
Installed products	$8,586	$10,224
Computer software	7,195	8,157
Computer and electronic equipment	5,658	6,545
Furniture and fixtures	2,041	2,217
Leasehold improvements	1,415	1,473

	24,895	28,616
Accumulated depreciation and amortization	(15,646)	(18,390)
	$9,249	$10,226

Depreciation and amortization expense of fixed assets for the three- and six-month periods ended June 30, 2022 was $770 and $1,584, respectively, and for the three- and six-month periods ended June 30, 2023 was $955 and $1,981, respectively. This includes amortization of costs associated with computer software for the three- and six-month periods ended June 30, 2022 of $26 and $135, respectively, and for the three- and six-month periods ended June 30, 2023 of $24 and $59, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of December 31, 2022 and June 30, 2023:

June 30, 2023	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(6,794)	$12,470
Trademark and tradename	3-15	7,553	(3,291)	4,262
Patents	7-11	628	(396)	232
Technology	7	10,911	(9,515)	1,396
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3-6	3,346	-	3,346
		42,298	(20,592)	21,706

Unamortized:
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$42,463	$(20,592)	$21,871

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3-6	1,865	-	1,865
		41,376	(18,633)	22,743

Unamortized
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$41,541	$(18,633)	$22,908

Global uncertainties continue to adversely impact the broader global economy and have caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2022 and June 30, 2023, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

At June 30, 2023, the weighted-average amortization period for the intangible assets was 8.6 years. At June 30, 2023, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.6, 7.0, 4.3, and 3.0 years, respectively.

Amortization expense for the three- and six-month periods ended June 30, 2022 was $1,275 and $2,549, respectively, and for the three- and six-month periods ended June 30, 2023 was $1,311 and $2,518, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2023 (remaining)	$3,074
2024	3,738
2025	3,610
2026	2,692
2027	2,233
Thereafter	6,359
$21,706

There have been no changes in the carrying amount of goodwill from January 1, 2023 to June 30, 2023.

For the six-month period ended June 30, 2023, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the first fiscal quarter of 2023, the Company granted 75 shares of restricted stock to certain executives, which vests in four equal installments over a four year period, provided that the executive is employed by the Company on each scheduled vesting date.

During the first fiscal quarter of 2023, the Company granted options to purchase 405 shares of the Company’s common stock to certain executives, consisting of options to purchase 130 shares of common stock with time-based vesting conditions and options to purchase 275 shares of common stock with performance-based vesting conditions (which we refer to as “market-based stock options”). The options have an exercise price of $3.00. The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) reaches $12.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (3.7%), and expected stock price volatility (50%) over the expected life of awards (5.1 years). The weighted average fair value of market-based stock options granted during the period was $1.38.

During the second fiscal quarter of 2023, the Company issued 162 shares of restricted stock to certain employees, which vests over four equal installments over a four year period, provided that the employee is employed by the Company on each scheduled vesting date.

During the second fiscal quarter of 2023, the Company issued options to purchase 930 shares of the Company’s common stock to certain employees, consisting of options to purchase 340 shares of common stock with time-based vesting conditions and options to purchase 590 shares of common stock with performance-based vesting conditions (which we refer to as “market-based stock options”). The options have an exercise price of $3.13. The market-based stock options will vest and become exercisable if the 60 Day VWAP reaches $12.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (3.7%), and expected stock price volatility (50%) over the expected life of awards (5.1 years). The weighted average fair value of market-based stock options issued during the period was $1.56.

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options that were granted to certain executives and employees for the six-month period ended June 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	5,065	$14.14		$-
Granted	865	3.09
Exercised	-	-
Forfeited or expired	(450)	2.85		54

Outstanding at end of period	5,480	$13.32	8.7 years	$206

Exercisable at end of period	-	$-	-	$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options that were granted to certain executives and employees, for the six-month period ended June 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at beginning of year	2,727	$5.29		$795
Granted	470	3.09
Exercised	16	2.33		9
Forfeited or expired	(823)	5.48		14

Outstanding at end of period	2,358	$4.80	7.1 years	$124

Exercisable at end of period	1,176	$5.53	5.4 years	$22

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30,
	2022	2023

Expected volatility	49.4%	55.64%
Expected life of options (in years)	7	6.10
Risk free interest rate	1.73%	3.87%
Dividend yield	0%	0%
Weighted-average fair value of options granted during year	$2.04	$1.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $1,267 and $1,301 for the three- and six-month periods ended June 30, 2022, respectively, and $585 and $1,203 for the three- and six-month periods ended June 30, 2023, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the six-month periods ended June 30, 2022 and 2023 was $376 and $562, respectively.

As of June 30, 2023, there was $1,784 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.71 years.

As of June 30, 2023, there was $5,781 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 4.21 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the six-month period ended June 30, 2023 is as follows:

	Number of Non- Vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	706	$4.75
Granted	237	2.97
Vested	(150)	5.11
Forfeited	(141)	5.50

Restricted stock, non-vested, end of period	652	$3.86

The Company recorded stock-based compensation expenses of $335 and $743 for the three- and six-month periods ended June 30, 2022, respectively, and $267 and $481 for the three-and six-month periods ended June 30, 2023, respectively, in connection with restricted stock grants. As of June 30, 2023, there was $1,758 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 2.62 years.

NOTE 12 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the three- and six-month periods ended June 30, 2022 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2023	2022	2023
Basic and diluted loss per share
Net income (loss) attributable to common stockholders	$(1,334)	$(4,274)	$(5,458)	$(780)
Addback: Preferred stock dividend and accretion	-	-	-	2,572
Less: Preferred stock dividend paid	-	-	-	(1,128)
Less: Preferred stock dividend accretion	-	-	-	(336)
Allocation of earning to participating securities	-	-	-	(62)
Numerator for basic EPS – income available to common stockholders	(1,334)	(4,274)	(5,458)	266

Weighted-average common share outstanding - basic	35,386	35,605	35,359	35,577
Effect of dilutive securities	-	-	-	93
Weighted-average common share outstanding - diluted	35,386	35,605	35,359	35,670

Net income (loss) attributable to common stockholders - basic	$(0.04)	$(0.12)	$(0.15)	$0.01
Net income (loss) attributable to common stockholders - diluted	$(0.04)	$(0.12)	$(0.15)	$0.01

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the six-month period ended June 30, 2022, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 16,438 would have been anti-dilutive due to the loss. For the six-month period ended June 30, 2023, the two-class method of computing earnings per share was anti-dilutive. As a result, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include 9,484 shares from the conversion of preferred stock, warrants, stock options and restricted stock awards because the effect would have been anti-dilutive.

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31, 2022	June 30, 2023
		(Unaudited)
Short-term bank debt	$5,709	$8,445
Current maturities of long-term debt	$4,603	$2,752
Long term debt - less current maturities	$11,403	$9,940

Long-Term debt

In connection with the Transactions, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on October 3, 2019 which was the closing date of the Transactions (the “Closing Date”), under the Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of June 30, 2023, the Company borrowed NIS11,800, or $3,200, under the Revolving Facility.

The Credit Facilities will mature on the date that is five years from the Closing Date, or October 3, 2024. The indicative interest rate provided for the Term Facilities in the original Credit Agreement was approximately 4.73% for the Term A Facility and 5.89% for the Term B Facility. The interest rate for the Revolving Facility is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6% (amended to SOFR + 2.15%). In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Revolving Facility. The Credit Facilities are secured by the shares held by Powerfleet Israel in Pointer and by Pointer over all of its assets. The original Credit Agreement includes customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of Powerfleet Israel; Powerfleet Israel equity to total assets; Powerfleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default).

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with all covenants as of June 30, 2023.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month periods ended June 30, 2022 and 2023, the Company recorded $55 and $35, respectively, of amortization of the debt issuance costs. For the six-month periods ended June 30, 2022 and 2023, the Company recorded $119 and $78, respectively, of amortization of the debt issuance costs. The Company recorded charges of $200 and $152 to interest expense on its consolidated statements of operations for the three-month periods ended June 30, 2022 and 2023, respectively, related to interest expense associated with the Credit Facilities. The Company recorded charges of $436 and $312 to interest expense on its consolidated statements of operations for the six-month periods ended June 30, 2022 and 2023, respectively, related to interest expense associated with the Credit Facilities.

On October 31, 2022, the Borrowers entered into the Third Amendment with Hapoalim. The Third Amendment provides for, among other things, the New Revolver. The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of June 30, 2023, the Company borrowed NIS19,200, or $5,200, under the New Revolver.

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

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Scheduled maturities of the long-term debt as of June 30, 2023 are as follows:

July 2023 – June 2024	$2,752
July 2024 – October 2024	9,940
12,692
Less: Current Portion through June 30, 2024	2,752
Total	$9,940

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the Closing Date.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	June 30, 2023
		(unaudited)
Accounts payable	$14,751	$13,705
Accrued warranty	1,897	2,337
Accrued compensation	7,153	6,209
Government authorities	1,992	2,183
Other current liabilities	805	526

	$26,598	$24,960

The Company’s products are warranted against defects in materials and workmanship for a period of one to eight years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2023.

The following table summarizes warranty activity for the six-month periods ended June 30, 2022 and 2023:

	Six Months Ended June 30,
	2022	2023
		(unaudited)
Accrued warranty reserve, beginning of year	$1,333	$2,054
Accrual for product warranties issued	718	817
Product replacements and other warranty expenditures	(270)	(270)
Expiration of warranties	(69)	(96)

Accrued warranty reserve, end of period (a)	$1,712	$2,505

(a)	Includes non-current accrued warranty included in other long-term liabilities at June 30, 2022 and June 30, 2023 of $173 and $168, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

[A] Redeemable Preferred Stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the six-month periods ended June 30, 2022 and 2023, the Company issued 2 and 1 additional shares of Series A Preferred Stock, respectively.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-and six-month periods ended June 30, 2022, the Company paid dividends in shares in amounts equal to $1,048 and $2,076 respectively, to the holders of the Series A Preferred Stock. During the three-and six-month periods ended June 30, 2023, the Company paid dividends in shares in amounts equal to $0 and $1,107, respectively, to the holders of the Series A Preferred Stock. The dividend payment for the three-month period ended June 30, 2023 totaled $1,128 and was paid in cash. As of June 30, 2023, dividends in arrears were $-0-.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2023 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

Balance at January 1, 2023	$(1,210)	$(1,210)
Net current period change	212	212

Balance at June 30, 2023	$(998)	$(998)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended June 30, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

Balance at January 1, 2022	$391	$391
Net current period change	(1,453)	(1,453)

Balance at June 30, 2022	$(1,062)	$(1,062)

The Company’s reporting currency is the U.S. dollar (“USD”). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency financial statements of $(1,453) and $212 at June 30, 2022 and 2023, respectively, are included in comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction gains (losses) for the three- and six-month periods ended June 30, 2022 of $(719) and $(922), respectively, and for the three-and six-month periods ended June 30, 2023 of $56 and $232, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains related to long-term debt for the three- and six-month periods ended June 30, 2022 of $2,068 and $2,612 respectively, and for the three-and-six month periods ended June 30, 2023 of $306 and $710 respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 17 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

United States	$15,064	$12,921	$28,122	$27,359
Israel	10,902	10,896	23,082	21,576
Other	8,628	8,233	16,551	15,954

	$34,594	$32,050	$67,755	$64,889

	December 31, 2022	June 30, 2023
		(Unaudited)
Long lived assets by geographic region:

United States	$941	$1,071
Israel	3,545	3,774
Other	4,763	5,381

	$9,249	$10,226

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Domestic pre-tax book loss	$(3,930)	$(10,133)	$(8,344)	$(6,991)
Foreign pre-tax book income	3,853	7,201	4,637	9,222
Total income before income (loss) taxes	(77)	(2,932)	(3,707)	2,231
Income tax benefit (expense)	(40)	(39)	663	(436)
Total income (loss) after taxes	(117)	(2,971)	$(3,044)	$1,795

Effective tax rate	$51.75%	$1.33%	$17.88%	$19.54%

For the three- and six-month periods ended June 30, 2022 and 2023, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel jurisdictions and certain discrete items.

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of June 30, 2023.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. Tax measures include a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of June 30, 2023.

NOTE 19 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to three years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and six-months ended June 30, 2022 and 2023.

Components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Short term lease cost:	$113	$119	$244	$207

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Six Months Ended June 30,
	2022	2023

Non-cash activity:	$777	$685

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2023

Weighted-average remaining lease term (in years)	2.74
Weighted-average discount rate	6.18%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2023 are as follows:

July - December 2023	$1,793
2024	2,105
2025	1,857
2026	780
2027	101
Thereafter	1,213
Total lease payments	7,849
Less: Imputed interest	(686)
Present value of lease liabilities	$7,163

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

	June 30, 2023
	Carrying Amount	Fair Value
Long term debt	$21,137	$20,719

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three-and six-month periods ended June 30, 2022 and 2023, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $219 plus $1,155 of interest and penalty, totaling $1,374 as of June 30, 2023. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $13,148 as of June 30, 2023. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $227. The state has the opportunity to appeal to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

On February 24, 2022, Pointer Mexico received a notification for 2016 and 2017 tax assessment in the amounts of $268 and $476, respectively, regarding the underpayment of VAT and government fees from the Mexican Tax Service (“MTS”). Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice. On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment. On May 2, 2022, Pointer Mexico filed additional evidence before the MTS. As of June 30, 2023, the MTS has not resolved the administrative revocation appeal. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of PowerFleet, Inc. and its subsidiaries (“Powerfleet”, the “Company” “we”, “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

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

Overview

PowerFleet is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

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

Recent Developments

Higher interest rates and inflation, fluctuations in currency values, supply chain disruptions and the conflict between Russia and Ukraine have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

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

As of June 30, 2023, we had cash (including restricted cash) and cash equivalents of $22.0 million and working capital of $38.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe that our available working capital, anticipated level of future revenues, expected cash flows from operations and available borrowings under the revolving credit facility with Bank Hapoalim B.M. will provide sufficient funds to cover capital requirements through August 10, 2024.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our 2022 Annual Report.

Critical Accounting Policies

For the three-and six-month periods ended June 30, 2023, there were no significant changes to our critical accounting policies as identified in our 2022 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenues:
Products	42.8%	34.4%	43.1%	36.1%
Services	57.2%	65.6%	56.9%	63.9%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	32.8%	26.7%	34.4%	27.0%
Cost of services	20.3%	23.3%	20.4%	22.6%
	53.1%	50.0%	54.8%	49.7%

Gross profit	46.9%	50.0%	45.2%	50.3%

Operating expenses:
Selling, general and administrative expenses	45.7%	53.0%	45.4%	52.0%
Research and development expenses	5.8%	6.8%	7.7%	6.0%
Total operating expenses	51.5%	59.8%	53.1%	58.1%

Loss from operations	-4.6%	-9.8%	-7.9%	-7.7%
Interest income	0.0%	0.1%	0.0%	0.1%
Interest expense, net	4.3%	-0.5%	2.4%	-0.5%
Bargain purchase - Movingdots	0.0%	0.9%	0.0%	11.6%
Other income, net	0.0%	0.2%	0.0%	0.0%

Net income (loss) before income taxes	-0.2%	-9.1%	-5.5%	3.4%

Income tax benefit (expense)	-0.1%	-0.1%	1.0%	-0.7%

Net income (loss) before non-controlling interest	-0.3%	-9.3%	-4.5%	2.8%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net income (loss)	-0.3%	-9.3%	-4.5%	2.8%
Accretion of preferred stock	-0.5%	-0.5%	-0.5%	-0.5%
Preferred stock dividend	-3.0%	-3.5%	-3.1%	-3.4%

Net income (loss) attributable to common stockholders	-3.9%	-13.3%	-8.1%	-1.2%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

REVENUES. Revenues decreased by approximately $2.5 million, or 7%, to $32.1 million in the three months ended June 30, 2023, from $34.6 million in the same period in 2022.

Revenues from products decreased approximately $3.8 million, or 25.7%, to $11.0 million in the three months ended June 30, 2023, from $14.8 million in the same period in 2022. The decrease in product revenue was principally due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, negatively impacted sales due to large logistics companies recalibrating demand following aggressive builds during the pandemic, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware only line of business.

Revenues from services increased approximately $1.3 million, or 6.4%, to $21.0 million in the three months ended June 30, 2023, from $19.8 million in the same period in 2022. The increase in services revenues was principally due to an increase in our installed base that generates service revenue offset in part by the impact of negative foreign currency shifts in our international business.

COST OF REVENUES. Cost of revenues decreased by approximately $2.3 million, or 12.8%, to $16.0 million in the three months ended June 30, 2023, from $18.4 million for the same period in 2022. Gross profit was $16.0 million in the three months ended June 30, 2023, compared to $16.2 million for the same period in 2022. As a percentage of revenues, gross profit increased to 50.0% in 2023 from 46.9% in 2022. The increase in gross profit as a percentage of revenues was principally due to high margin service revenue increasing to 67% of total revenue in 2023 from 57% in 2022.

Cost of products decreased by approximately $2.8 million, or 24.6%, to $8.5 million in the three months ended June 30, 2023, from $11.3 million in the same period in 2022. Gross profit for products was $2.5 million in the three months ended June 30, 2023, compared to $3.5 million in the same period in 2022. As a percentage of product revenues, gross profit decreased to 22.4% in 2023 from 23.5% in 2022. The decrease in gross profit as a percentage of revenue was impacted by product mix and inflation.

Cost of services increased by approximately $0.4 million, or 6.3%, to $7.5 million in the three months ended June 30, 2023, from $7.0 million in the same period in 2022. Gross profit for services was $13.6 million in the three months ended June 30, 2023, compared to $12.7 million in the same period in 2022. As a percentage of service revenues, gross profit remained at 64.5% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $1.1 million, or 7.4%, to approximately $16.9 million in the three months ended June 30, 2023, compared to $15.8 million in the same period in 2022, principally due to the acquisition of Movingdots, which added $0.7 million to expense, and $0.5 million in transaction, severance, and restructuring costs in the quarter. As a percentage of revenues, SG&A expenses increased to 53.0% in the three months ended June 30, 2023, from 45.7% in the same period in 2022.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.2 million, or 8.9%, to approximately $2.2 million in the three months ended June 30, 2023, compared to $2.0 million in the same period in 2022, principally due to higher levels of capitalized software associated with the build out of our Unity platform and new device firmware and the acquisition of Movingdots, which added $0.7 million to expense. As a percentage of revenues, R&D expenses increased to 5.8% in the three months ended June 30, 2023, from 5.8% in the same period in 2022.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $4.3 million, or $(0.12) per basic and diluted share, for the three months ended June 30, 2023, as compared to net loss of $1.3 million, or $(0.04) per basic and diluted share, for the same period in 2022. The increase in net loss was primarily the result of the decreased product revenues and increased SG&A expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

REVENUES. Revenues decreased by approximately $2.9 million, or 4.2%, to $64.9 million in the six months ended June 30, 2023, from $67.8 million in the same period in 2022.

Revenues from products decreased by approximately $5.8 million, or 19.8%, to $23.4 million in the six months ended June 30, 2023, from $29.2 million in the same period in 2022. The decrease in product revenues was due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, negatively impacted sales due to large logistics companies recalibrating demand following aggressive builds during the pandemic, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware only line of business.

Revenues from services increased by approximately $0.9 million, or 6.3%, to $41.5 million in the six months ended June 30, 2023, from $38.5 million in the same period in 2022. The increase in services revenues is principally due to an increase in our install base that generates service revenue offset in part by the impact of negative foreign currency shifts in our international business.

COST OF REVENUES. Cost of revenues decreased by approximately $4.9 million, or 13.1%, to $32.2 million in the six months ended June 30, 2023, from $37.1 million for the same period in 2022. Gross profit was $32.6 million in the six months ended June 30, 2023, compared to $30.6 million for the same period in 2022. As a percentage of revenues, gross profit increased to 50.3% in 2023 from 45.2% in 2022. The increase in gross profit as a percentage of revenues was principally due to decisions to stop fulfilling low margin orders and the decrease in raw materials costs related to the global supply chain issues, which were more prevalent in 2022 than 2023.

Cost of products decreased by approximately $5.8 million, or 24.7%, to $17.6 million in the six months ended June 30, 2023, from $23.3 million in the same period in 2022. Gross profit for products was $5.9 million in the six months ended June 30, 2023, compared to $5.9 million in the same period in 2022. As a percentage of product revenues, gross profit increased to 25.0% in 2023 from 20.2% in 2022. The increase in gross profit as a percentage of revenues was principally due to high margin service revenue increasing to 64% of total revenue in 2023 from 57% in 2022.

Cost of services increased by approximately $0.9 million, or 6.3%, to $14.7 million in the six months ended June 30, 2023, from $13.8 million in the same period in 2022. Gross profit for services was $13.6 million in the six months ended June 30, 2023, compared to $12.7 million in the same period in 2022. As a percentage of service revenues, gross profit was 64.5% for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $3.0 million, or 9.9%, to approximately $33.8 million in the six months ended June 30, 2023, compared to $30.7 million in the same period in 2022, principally due to the acquisition of Movingdots which added $0.7 million to expense and $0.7 million in transaction, severance, and restructuring costs in the six months, and increased salaries, investments in marketing programs and increased professional services fees, including costs associated with our acquisition of Movingdots. As a percentage of revenues, SG&A expenses increased to 52.0% in the six months ended June 30, 2023, from 45.4% in the same period in 2022, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $1.3 million, or 25.3%, to approximately $3.9 million in the six months ended June 30, 2023, compared to $5.2 million in the same period in 2022, principally due to the capitalization of software development expenses for new product development and reduction in salaries and wages offset in part by the acquisition of Movingdots which added $0.7 million to expense. As a percentage of revenues, R&D expenses decreased to 6.0% in the six months ended June 30, 2023, from 7.7% in the same period in 2022, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $1.9 million, or 119.4%, to approximately $(0.3) million in the three months ended June 30, 2023, compared to $1.6 million in the same period in 2022, principally due to foreign currency translation gains from our two senior secured term loan facilities with Bank Hapoalim B.M. (“Hapoalim”).

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss was $5.5 million, or $(0.15) per basic and diluted share, for the six months ended June 30, 2023, as compared to net loss of $0.8 million, or $(0.02) per basic and diluted share, for the same period in 2022. The decrease in net loss was due primarily to the bargain purchase for Movingdots.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of June 30, 2023, we had cash (including restricted cash) and cash equivalents of $22.0 million and working capital of $38.3 million.

On October 3, 2019, in connection with our acquisition of Pointer, we issued and sold 50,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”), pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”), for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Hapoalim, effective as of October 3, 2019, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (comprised of the two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “Revolving Facility”) all of which matures on October 3, 2024. The outstanding amount under the term loan facilities was approximately NIS46,500, or $12,600, as of June 30, 2023. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the Term A Facility and the Term B Facility. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. As of June 30, 2023, the we borrowed approximately NIS11,800, or $3,200, under the revolving credit facilities.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of June 30, 2023, we borrowed approximately NIS19,200, or $5,200, under the New Revolver.

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

As a result of global supply chain disruptions, the conflict between Russia and Ukraine, higher interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under our revolving credit facilities.

On March 31, 2023, we completed our acquisition of Movingdots. We believe this acquisition will provide significant additional liquidity, with net cash proceeds of $8.7 million expected to exceed the associated transaction, integration, and rationalization costs. See “Business Acquisitions” below for more information regarding the acquisition of Movingdots.

Capital Requirements

As of June 30, 2023, we had cash (including restricted cash) and cash equivalents of $22.0 million and working capital of $38.3 million. Our primary sources of cash are cash flows from operating activities, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We believe our available working capital, anticipated level of future revenues and expected cash flows from operations will provide sufficient funds to cover capital requirements through at least August 10, 2024.

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

Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities was $1.3 million, compared to net cash used in operating activities of $2.7 million for the same period in 2022. The net cash provided by operating activities for the six-months of 2023 primarily included a non-operating cash benefit of $7.5 million for gain on bargain purchase relating to the acquisition of Movingdots, non-cash charges of $1.7 million for stock-based compensation, $4.5 million for depreciation and amortization expense, and $1.3 million for right-of-use asset amortization. Changes in working capital items included a decrease in inventory of $0.7 million, an increase in prepaid expenses and other assets of $0.5 million, a decrease in accounts payable of $1.8 million, and a decrease in lease liabilities of $1.3 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $4.8 million, compared to net cash used in investing activities of $2.0 million for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $2.1 million for the purchase of fixed assets and $1.7 million for capitalized software development costs. In contrast, the net cash used in investing activities of $2.0 million in the same period in 2022 was primarily for the purchase of fixed assets.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $1.1 million, compared to $0.8 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to the repayment of preferred stock dividends in cash for the quarter ended June 30, 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2023, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our 2022 Annual Report.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our 2022 Annual Report, due to material weaknesses in our internal control over financial reporting described below, which have not been remediated as of June 30, 2023.

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

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended June 30, 2023 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2023 - April 30, 2023	-		$-	$-	$-
May 1, 2023 - May 31, 2023	-		$-	$-	$-
June 1, 2023 - June 30, 2023	2	(1)	$3.13	$-	$-
Total	2		$3.13	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2023; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2022 through June 30, 2022 and January 1, 2023 through June 30, 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: August 10, 2023	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

