Form 10-Q
period 2023-09-30
PowerFleet, Inc.
filed 2023-11-13
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 7, 2023 was 37,212,304.

INDEX

PowerFleet, Inc. and Subsidiaries

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2023 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) - for the three and nine months ended September 30, 2022 and 2023	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) - for the three and nine months ended September 30, 2022 and 2023	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited) - for the periods January 1, 2022 through September 30, 2022 and January 1, 2023 through September 30, 2023	6

Condensed Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2022 and 2023	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II - OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6. Exhibits	42

Signatures	43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Balance Sheets

(In thousands, except per share data)

	December 31, 2022 *	September 30, 2023
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,680	$19,297
Restricted cash	309	310
Accounts receivable, net of allowance for credit losses of $2,567 and $2,677 in 2022 and 2023, respectively	32,493	33,606
Inventory, net	22,272	21,055
Deferred costs - current	762	191
Prepaid expenses and other current assets	7,709	8,721
Total current assets	81,225	83,180

Fixed assets, net	9,249	10,222
Goodwill	83,487	83,487
Intangible assets, net	22,908	21,157
Right of use asset	7,820	6,490
Severance payable fund	3,760	3,427
Deferred tax asset	3,225	1,915
Other assets	5,761	6,228
Total assets	$217,435	$216,106

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	10,312	12,137
Accounts payable and accrued expenses	26,598	28,109
Deferred revenue - current	6,363	6,101
Lease liability - current	2,441	2,286
Total current liabilities	45,714	48,633

Long-term debt, less current maturities	11,403	9,617
Deferred revenue - less current portion	4,390	4,804
Lease liability - less current portion	5,628	4,415
Accrued severance payable	4,365	4,142
Deferred tax liability	4,919	4,283
Other long-term liabilities	636	649

Total liabilities	77,055	76,543
Commitments and Contingencies (note 22)

MEZZANINE EQUITY
Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 59 and 60 shares issued and outstanding at December 31, 2022 and September 30, 2023	57,565	59,176

Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,605 and 38,699 shares issued at December 31, 2022 and September 30, 2023, respectively; shares outstanding, 36,170 and 37,214 at December 31, 2022 and September 30, 2023, respectively	376	387
Additional paid-in capital	233,521	233,811
Accumulated deficit	(141,440)	(143,322)
Accumulated other comprehensive loss	(1,210)	(1,904)
Treasury stock; 1,435 and 1,485 common shares at cost at December 31, 2022 and September 30, 2023, respectively	(8,510)	(8,648)

Total PowerFleet, Inc. stockholders’ equity	82,737	80,324
Non-controlling interest	78	63
Total equity	82,815	80,387
Total liabilities and stockholders’ equity	$217,435	$216,106

*	Derived from audited balance sheet as of December 31, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenues:
Products	$14,021	$13,147	$43,231	$36,563
Services	20,267	21,048	58,812	62,521
Total revenues	34,288	34,195	102,043	99,084

Cost of revenues:
Cost of products	9,839	8,843	33,152	26,394
Cost of services	7,268	8,237	21,081	22,923
	17,107	17,080	54,233	49,317

Gross profit	17,181	17,115	47,810	49,767

Operating expenses:
Selling, general and administrative expenses	16,664	17,988	47,393	51,763
Research and development expenses	1,735	2,384	6,965	6,285
Total operating expenses	18,399	20,372	54,358	58,048

Loss from operations	(1,218)	(3,257)	(6,548)	(8,281)
Interest income	20	23	48	69
Interest expense, net	(331)	(154)	1,262	(464)
Bargain purchase - Movingdots	-	-	-	7,517
Other (expense) income, net	-	(24)	1	(22)

Net loss before income taxes	(1,529)	(3,412)	(5,237)	(1,181)

Income tax expense	(770)	(262)	(107)	(698)

Net loss before non-controlling interest	(2,299)	(3,674)	(5,344)	(1,879)
Non-controlling interest	(1)	-	(3)	(3)

Net loss	(2,300)	(3,674)	(5,347)	(1,882)
Accretion of preferred stock	(168)	(167)	(504)	(503)
Preferred stock dividend	(1,067)	(1,128)	(3,143)	(3,364)

Net loss attributable to common stockholders	$(3,535)	$(4,969)	$(8,994)	$(5,749)

Net loss per share attributable to common stockholders - basic	$(0.10)	$(0.14)	$(0.25)	$(0.16)
Net loss per share attributable to common stockholders - diluted	$(0.10)	$(0.14)	$(0.25)	$(0.16)

Weighted average common shares outstanding - basic	35,406	35,653	35,375	35,602
Weighted average common shares outstanding - diluted	35,406	35,653	35,375	35,602

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023

Net loss attributable to common stockholders	$(3,535)	$(4,969)	$(8,994)	$(5,749)

Other comprehensive income (loss), net:

Foreign currency translation adjustment	12	(906)	(1,441)	(694)

Total other comprehensive income (loss)	12	(906)	(1,441)	(694)

Comprehensive loss	$(3,523)	$(5,875)	$(10,435)	$(6,443)

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2023	37,605	$376	$233,521	$(141,440)	$(1,210)	$(8,510)	$78	$82,815
Net income (loss) attributable to common stockholders	-	-	(1,275)	4,769	-	-	-	3,494
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	112	-	(9)	103
Issuance of restricted shares	75	-	-	-	-	-	-	-
Forfeiture of restricted shares	(59)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(44)	-	(44)
Stock based compensation	-	-	832	-	-	-	-	832
Warrant issuance in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Balance at March 31, 2023	37,621	$376	$234,425	$(136,671)	$(1,098)	$(8,554)	$66	$88,544
Net loss attributable to common stockholders	-	-	(1,297)	(2,977)	-	-	-	(4,274)
Net income attributable to non-controlling interest	-	-	-	-	-	-	6	6
Foreign currency translation adjustment	-	-	-	-	100	-	(9)	91
Issuance of restricted shares	162	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(82)	-	-	-	-	-	-	-
Exercise of stock options	16	-	36	-	-	-	-	36
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(4)	-	(4)
Stock based compensation	-	-	852	-	-	-	-	852
Balance at June 30, 2023	37,717	$377	$234,015	$(139,648)	$(998)	$(8,558)	$63	$85,251
Net loss attributable to common stockholders	-	-	(1,295)	(3,674)	-	-	-	(4,969)
Foreign currency translation adjustment	-	-	-	-	(906)	-	-	(906)
Issuance of restricted shares	982	10	(10)	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(90)	-	(90)
Stock based compensation	-	-	1,101	-	-	-	-	1,101
Balance at September 30, 2023	38,699	$387	$233,811	$(143,322)	$(1,904)	$(8,648)	$63	$80,387

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2022	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Net loss attributable to common stockholders	-	-	(1,195)	(2,929)	-	-	-	(4,124)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	253	-	15	268
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation	-	-	457	-	-	-	-	457
Balance at March 31, 2022	37,570	$376	$233,342	$(137,366)	$644	$(8,480)	$102	$88,618
Net loss attributable to common stockholders	-	-	(1,216)	(118)				(1,334)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	(1,706)	-	(18)	(1,724)
Forfeiture of restricted shares	(24)	(1)	1	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(5)	-	(5)
Stock based compensation	-	-	1,629	-	-	-	-	1,629
Balance at June 30, 2022	37,546	$375	$233,756	$(137,484)	$(1,062)	$(8,485)	$85	$87,185
Net loss attributable to common stockholders	-		(1,235)	(2,300)				(3,535)
Net income attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	12		(18)	(6)
Issuance of restricted shares	78	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(40)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(7)	-	(7)
Stock based compensation	-	-	1,070	-	-	-	-	1,070
Balance at September 30, 2022	37,584	$376	$233,590	$(139,784)	$(1,050)	$(8,492)	$68	$84,708

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2022	2023

Cash flows from operating activities
Net loss	$(5,347)	$(1,882)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Non-controlling interest	3	3
Gain on bargain purchase	-	(7,517)
Inventory reserve	177	619
Stock based compensation expense	3,156	2,785
Depreciation and amortization	6,152	6,926
Right-of-use assets, non-cash lease expense	2,071	1,900
Bad debt expense	102	1,161
Deferred income taxes	107	674
Other non-cash items	660	172
Changes in:
Accounts receivable	(3,025)	(3,006)
Inventory	(5,544)	(2,260)
Prepaid expenses and other assets	(761)	235
Deferred costs	986	571
Deferred revenue	(197)	113
Accounts payable and accrued expenses	1,717	1,124
Lease liabilities	(2,034)	(1,941)
Accrued severance payable, net	63	91

Net cash used in operating activities	(1,714)	(232)

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	8,722
Purchase of investments	-	(100)
Capitalized software development costs	-	(2,727)
Capital expenditures	(4,001)	(2,626)

Net cash (used in) provided by investing activities	(4,001)	3,269

Cash flows from financing activities:
Repayment of long-term debt	(4,279)	(3,985)
Short-term bank debt, net	3,949	4,995
Purchase of treasury stock upon vesting of restricted stock	(193)	(138)
Payment of preferred stock dividend	-	(2,257)
Proceeds from exercise of stock options	-	36

Net cash used in financing activities	(523)	(1,349)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,510)	(70)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,748)	1,618
Cash, cash equivalents and restricted cash - beginning of period	26,760	17,989

Cash, cash equivalents and restricted cash - end of period	$17,012	$19,607

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	17,680
Restricted cash	308	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	16,703	19,297
Restricted cash	309	310
Cash, cash equivalents, and restricted cash, end of period	$17,012	$19,607

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	52	120
Interest	945	921

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$1,347

See accompanying notes to unaudited condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2023, the consolidated results of its operations for the three- and nine-month periods ended September 30, 2022 and 2023, the consolidated change in stockholders’ equity for the three-month periods ended March 31, June 30 and September 30, 2022 and 2023, and the consolidated cash flows for the nine-month periods ended September 30, 2022 and 2023. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity

As of September 30, 2023, the Company had cash (including restricted cash) and cash equivalents of $19,600 and working capital approximately $34,500. The Company’s primary sources of cash are cash flows from the sales of its products and services, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facility. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, PowerFleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (NIS) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes. The Company borrowed net NIS8,420, or $2,200, under the revolving credit facility as of September 30, 2023. See Note 13 for additional information.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. The Company borrowed net NIS32,500, or $8,500, under the New Revolver facility as of September 30, 2023. See Note 13 for additional information.

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

On October 10, 2023, the Company entered into an Implementation Agreement (the “Implementation Agreement”), by and among the Company, Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics will become an indirect, wholly owned subsidiary of the Company. The Implementation Agreement requires, as a condition to closing of the transactions contemplated therein, that the Company obtain a debt and/or equity financing (the “Financing”) in an amount sufficient to provide for the redemption in full of all outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”).

The Company has incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $143.3 million as of September 30, 2023. The Company anticipates incurring additional losses until such time that growth in revenue and gross margin from its strategic plan centered on its Unity SaaS platform and Industrial safety product offerings exceed necessary investments in operating expenses, capital expenditures and debt financing costs.

The Company has received credit committee approval from its existing lender, Hapoalim, to enter into a new 5-year term debt facility with an approximate value of $30 million. While the Company believes it is highly probable that it will enter into a binding credit agreement by year end, there can be no assurance that the Company will enter into such a credit agreement. If the Company does not enter into a binding credit agreement with Hapoalim by year end, the Company may be required to delay key strategic product initiatives and market expansion activities, which could adversely affect its business prospects.

Management believes the Company’s cash and cash equivalents of $19.6 million as of September 30, 2023 in conjunction with cash generated from the execution of its strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (November 13, 2024) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

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

As a result of the Acquisition, Movingdots, a German company providing insurance telematics and sustainable mobility solutions, became a direct, wholly owned subsidiary of Powerfleet. Movingdots end-to-end telematics app solution will enhance Powerfleet’s software-as-a-service (“SaaS”)-based fleet intelligence platform, Unity, with additional customization capabilities and insurance risk insights. Movingdots’ expertise in safety and sustainability aligns with Unity’s focus on data-powered applications. The Acquisition also strengthens Powerfleet’s global reach, particularly in Europe.

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

Purchase Price Allocation

The Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. There was certain information that was not readily available at the time the financial statements of Movingdots were prepared as the Acquisition closed on March 31, 2023. For provisional purchase price allocation purposes, the assets acquired and liabilities assumed are stated at their carrying values which management assumed approximates their fair values given their short-term nature. Also, the Company recognized approximately $0 and $500 of acquisition-related costs which were expensed in the consolidated statement of operations for the three- and -nine-month periods ending September 30, 2023, respectively.

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

Consistent with the requirements of ASC 805, the Company assessed whether all assets acquired and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirements of ASC 805-30-25-4, the Company recognized a gain on bargain purchase as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $7,517. Management believes that the recognized gain on bargain purchase represents the best estimates of the economic effect of the Acquisition based on all information that was available and existed as of the dates the financial statements were issued.

The gain on bargain purchase primarily resulted from the Seller’s motivation to divest its investment in Movingdots and its telematics business, which was deemed a non-core business of the Seller on a go-forward basis. The sale of Movingdots was not subject to a competitive bidding process. Under the Agreement, the Seller also agreed to make a cash injection into Movingdots prior to the Movingdots Closing in a form of additional paid in capital to ensure Movingdots had available cash in the amount of €8,000 to be used to ensure the liquidity of Movingdots and for broader combined business activities.

If the Company makes an on-sale transfer of any shares of Movingdots that were acquired in connection with the Acquisition at any time between the signing date of the Agreement and through 12 months after the Movingdots Closing, to any third-party purchaser (an “on-sale transfer”), for an amount that is in excess of the purchase price consideration transferred, then the Company shall pay the Seller an amount in cash (“on sale compensation”) equal to (i) €8,000, plus (ii) the difference between such on-sale transfer price less the purchase price net of the net present value of the Common Stock Warrants. The Company does not currently intend to enter into an on-sale transfer.

Management views that the insurance telematics and sustainability are important spaces for the Company to have propositions to enable future strategic value, supporting the more evolved, IOT data-rich mass subscription space. The acquisition of Movingdots and its business will, among other things:

●	open strategic relationships with some key customers such as Mercedes, BMW and Vodafone;

●	provide greater go-to-market opportunity to the Company with the European beachhead for future regional expansion, customer acquisition tool to upsell the Company’s portfolio into German and European markets, and maintain a distribution channel and partnership with the Seller; and

●	provide the Company with access to a team with technical skillsets across application development and management, cloud platform development, user experience/user interface design development and technical product management;

The following table represents the combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2022:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Historical	Pro forma combined	Historical	Pro forma combined

Revenues	$34,288	$36,336	$102,043	$107,580
Operating loss	$(1,218)	$(994)	$(6,548)	$(6,027)
Net loss per share - basic and diluted	$(0.10)	$(0.09)	$(0.25)	$(0.24)

The following table represents the combined pro forma revenue and earnings for the three- and nine-month periods ended September 30, 2023:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Historical	Pro forma combined	Historical	Pro forma combined

Revenues	$34,195	$34,195	$99,084	$101,604
Operating loss	$(3,257)	$(3,257)	$(8,281)	$(7,765)
Net loss per share – basic and diluted	$(0.14)	$(0.14)	$(0.16)	$(0.14)

The unaudited combined pro forma revenue and earnings for the three and nine-month periods ended September 30, 2022 and 2023 were prepared as though the Acquisition had occurred as of January 1, 2022. This summary is not necessarily indicative of what the results of operations would have been had the Acquisition occurred as of such date, nor does it purport to represent results of operations for any future periods.

NOTE 4 – CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits (in Israel and Germany). Restricted cash at December 31, 2022 and September 30, 2023 consists of cash held in escrow for purchases from a vendor.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three -and nine-months ended September 30, 2022 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Products	$14,021	$13,147	$43,231	$36,563
Services	20,267	21,048	58,812	62,521

	$34,288	$34,195	$102,043	$99,084

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2022 and September 30, 2023:

	December 31, 2022	September 30, 2023
		(Unaudited)
Assets:
Deferred contract cost	$2,740	$2,591
Deferred cost	$762	$191

Liabilities
Deferred revenue – services (1)	$9,815	$10,664
Deferred revenue – products (1)	938	241

	10,753	10,905
Less: Deferred revenue and contract liabilities – current portion	(6,363)	(6,101)

Deferred revenue and contract liabilities – less current portion	$4,390	$4,804

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended September 30, 2022 and 2023, the Company recognized revenue of $1,457 and $1,407, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the nine-month periods ended September 30, 2022 and 2023, the Company recognized revenue of $5,349 and $5,413, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue these deferred revenue balances before the year 2028, when the services are performed and, therefore, satisfies its performance obligation to the customers.

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

An analysis of the allowance for credit losses for the period ended September 30, 2023 is as follows:

Allowance for credit losses, December 31, 2022	$2,567
Current period provision for expected credit losses	1,161
Write-offs charged against the allowance	(1,131)
Foreign currency translation	80
Allowance for credit losses, September 30, 2023	$2,677

During the nine-months ended September 30, 2023, the change in the allowance for credit losses was due to the change in the age of trade receivables.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	September 30, 2023
		(Unaudited)
Sales-type lease receivables, current	$1,161	$1,237
Prepaid expenses	4,047	4,233
Contract assets	1,131	1,109
Other current assets	1,370	2,142

	$7,709	$8,721

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $453 at December 31, 2022 and $701 at September 30, 2023.

Inventories consist of the following:

	December 31, 2022	September 30, 2023
		(Unaudited)
Components	$12,443	$11,054
Work in process	462	77
Finished goods, net	9,367	9,924

	$22,272	$21,055

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2022	September 30, 2023
		(Unaudited)
Installed products	$8,586	$10,433
Computer software	7,195	8,366
Computer and electronic equipment	5,658	5,941
Furniture and fixtures	2,041	2,145
Leasehold improvements	1,415	1,314

	24,895	28,199
Accumulated depreciation and amortization	(15,646)	(17,977)
	$9,249	$10,222

Depreciation and amortization expense of fixed assets for the three- and nine-month periods ended September 30, 2022 was $752 and $2,336, respectively, and for the three- and nine-month periods ended September 30, 2023 was $657 and $2,641, respectively. This includes amortization of costs associated with computer software for the three- and nine-month periods ended September 30, 2022 of $11 and $145, respectively, and for the three- and nine-month periods ended September 30, 2023 of $24 and $82, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of December 31, 2022 and September 30, 2023:

September 30, 2023	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(7,200)	$12,064
Trademark and tradename	3-15	7,553	(3,486)	4,067
Patents	7-11	628	(418)	210
Technology	7	10,911	(10,149)	762
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3-6	4,086	(197)	3,889
		43,038	(22,046)	20,992

Unamortized
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$43,203	$(22,046)	$21,157

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
Patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Favorable contract interest	4	388	(388)	-
Covenant not to compete	5	208	(208)	-
Software to be sold or leased	3-6	1,865	-	1,865
		41,376	(18,633)	22,743

Unamortized
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$41,541	$(18,633)	$22,908

Global uncertainties continue to adversely impact the broader global economy and have caused significant volatility in financial markets. If there is a lack of recovery or further global softening in certain markets, or a sustained decline in the value of the Company’s common stock, the Company may conclude that indicators of impairment exist and would then be required to calculate whether or not an impairment exists for its goodwill, other intangibles, and long-lived assets, the results of which could result in material impairment charges. The Company tests goodwill and other indefinite lives intangible assets on an annual basis in the fourth quarter and more frequently if the Company believes indicators of impairment exists. As of December 31, 2022 and September 30, 2023, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangibles.

At September 30, 2023, the weighted-average amortization period for the intangible assets was 8.5 years. At September 30, 2023, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.6, 7.0, 4.3, and 3.0 years, respectively.

Amortization expense for the three- and nine-month periods ended September 30, 2022 was $1,267 and $3,816, respectively, and for the three- and nine-month periods ended September 30, 2023 was $1,766 and $4,285, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2023 (remaining)	$1,673
2024	3,984
2025	3,857
2026	2,754
2027	2,233
Thereafter	6,491
$20,992

There have been no changes in the carrying amount of goodwill from January 1, 2023 to September 30, 2023.

For the nine-month period ended September 30, 2023, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the first fiscal quarter of 2023, the Company granted 75 shares of restricted stock to certain executives, which vest in four equal installments over a four-year period, provided that the executive is employed by the Company on each scheduled vesting date.

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

During the second fiscal quarter of 2023, the Company issued 162 shares of restricted stock to certain employees, which vests over four equal installments over a four-year period, provided that the employee is employed by the Company on each scheduled vesting date.

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

During the third fiscal quarter of 2023, the Company granted 900 shares of restricted stock to Steve Towe, the Company’s Chief Executive Officer, which vest over four equal installments over a four-year period, provided that the Mr. Towe is employed by the Company on each scheduled vesting date. Additionally, 82 shares of restricted stock were granted to certain members of the board of directors, which vest in full on the date of grant, provided that the director is a director of the Company on such date.

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options that were granted to certain executives and employees for the nine-month period ended September 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at beginning of year	5,065	$14.14		$-
Granted	865	3.09		$-
Exercised	-	-		$-
Forfeited or expired	(450)	2.85		$54

Outstanding at end of period	5,480	$13.32	8.5 years	$-

Exercisable at end of period	-	$-		$-

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options that were granted to certain executives and employees, for the nine-month period ended September 30, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at beginning of year	2,727	$5.29		$1
Granted	470	3.09		$-
Exercised	(16)	2.33		$9
Forfeited or expired	(964)	5.43		$19

Outstanding at end of period	2,217	$4.78	7.3 years	$-

Exercisable at end of period	1,046	$5.56	5.9 years	$-

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30,
	2022	2023

Expected volatility	49.4%	55.6%
Expected life of options (in years)	7	6
Risk free interest rate	1.73%	3.87%
Dividend yield	0%	0%
Weighted-average fair value of options granted during the year	$2.04	$1.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $809 and $2,110 for the three- and nine-month periods ended September 30, 2022, respectively, and $781 and $1,984 for the three- and nine-month periods ended September 30, 2023, respectively, in connection with awards made under the stock option plans.

The fair value of options vested during the nine-month periods ended September 30, 2022 and 2023 was $409 and $582, respectively.

As of September 30, 2023, there was $1,561 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans that exclude the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.57 years.

As of September 30, 2023, there was $5,245 of total unrecognized compensation cost related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 4.11 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the nine-month period ended September 30, 2023 is as follows:

	Number of Non- Vested Shares	Weighted- Average Grant Date Fair Value

Restricted stock, non-vested, beginning of year	706	$4.75
Granted	1,219	2.42
Vested	(237)	4.18
Forfeited	(141)	5.50

Restricted stock, non-vested, end of period	1,547	$2.94

The Company recorded stock-based compensation expenses of $254 and $997 for the three- and nine-month periods ended September 30, 2022, respectively, and $320 and $801 for the three -and nine-month periods ended September 30, 2023, respectively, in connection with restricted stock grants. As of September 30, 2023, there was $3,704 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 3.16 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three- and nine-month periods ended September 30, 2022 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2023	2022	2023
Basic and diluted loss per share
Net loss attributable to common stockholders	$(3,535)	$(4,969)	$(8,994)	$(5,749)

Weighted-average common share outstanding – basic and diluted	35,406	35,653	35,375	35,602

Net loss attributable to common stockholders – basic and diluted	$(0.10)	$(0.14)	$(0.25)	$(0.16)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the nine-month periods ended September 30, 2022 and 2023, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock, and vesting of restricted stock and restricted stock units totaling 16,517 and 18,265, respectively, would have been anti-dilutive due to the loss.

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31,	September 30,
	2022	2023
		(unaudited)
Short-term bank debt	$5,709	$10,704
Current maturities of long-term debt	$4,603	$1,433
Long-term debt - less current maturities	$11,403	$9,617

Long-Term Debt

In connection with the Transactions, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on October 3, 2019 which was the closing date of the Transactions (the “Closing Date”), under the Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Term A Facility” and “Term B Facility”, respectively, and collectively, the “Term Facilities”)) and a five-year revolving credit facility (the “Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Credit Facilities”). As of September 30, 2023, the Company borrowed NIS8,420, or $2,200, under the Revolving Facility.

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

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company is in compliance with all covenants as of September 30, 2023.

In connection with the Credit Facilities, the Company incurred debt issuance costs of $742. For the three-month periods ended September 30, 2022 and 2023, the Company recorded $49 and $29, respectively, of amortization of the debt issuance costs. For the nine-month periods ended September 30, 2022 and 2023, the Company recorded $168 and $108, respectively, of amortization of the debt issuance costs. The Company recorded charges of $196 and $132 to interest expense on its consolidated statements of operations for the three-month periods ended September 30, 2022 and 2023, respectively, related to interest expense associated with the Credit Facilities. The Company recorded charges of $642 and $445 to interest expense on its consolidated statements of operations for the nine-month periods ended September 30, 2022 and 2023, respectively, related to interest expense associated with the Credit Facilities.

On October 31, 2022, the Borrowers entered into the Third Amendment with Hapoalim. The Third Amendment provides for, among other things, the New Revolver. The New Revolver will be available for a period of one month, commencing on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of September 30, 2023, the Company borrowed NIS32,500, or $8,500, under the New Revolver.

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

Pointer is required to pay a credit allocation fee equal to 0.5% per annum on undrawn and uncancelled amounts of the New Revolver.

Scheduled maturities of the long-term debt as of September 30, 2023 are as follows:

October 2023 - September 2024	$1,433
October 2024	9,617
11,050
Less: Current portion	1,433
Total	$9,617

The Term B Facility is not subject to amortization over the life of the loan and instead the original principal amount is due in one installment on the fifth anniversary of the Closing Date.

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2022	2023
		(unaudited)
Accounts payable	$14,751	$16,547
Accrued warranty	1,897	2,446
Accrued compensation	7,153	6,532
Government authorities	1,992	2,054
Other current liabilities	805	530

	$26,598	$28,109

The Company’s products are warranted against defects in materials and workmanship for a period of one to eight years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2023.

The following table summarizes warranty activity for the nine-month periods ended September 30, 2022 and 2023:

	Nine Months Ended September 30,
	2022	2023
		(unaudited)
Accrued warranty reserve, beginning of year	$1,333	$2,054
Accrual for product warranties issued	998	1,098
Product replacements and other warranty expenditures	(373)	(370)
Expiration of warranties	(83)	(168)

Accrued warranty reserve, end of period (1)	$1,875	$2,614

(1)	Includes non-current accrued warranty included in other long-term liabilities at September 30, 2022 and September 30, 2023 of $167 and $168, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

[A] Redeemable Preferred Stock

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Transactions, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the nine-month periods ended September 30, 2022 and 2023, the Company issued 3 and 1 additional shares of Series A Preferred Stock, respectively.

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

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three -and nine-month periods ended September 30, 2022, the Company paid dividends in shares in amounts equal to $1,067 and $3,143 respectively, to the holders of the Series A Preferred Stock. During the three -and nine-month periods ended September 30, 2023, the Company paid dividends in shares in amounts equal to $0 and $1,107, respectively, to the holders of the Series A Preferred Stock. During the three -and nine-month periods ended September 30, 2023, the Company paid dividends in cash in amounts equal to $1,128 and $2,257, respectively, to the holders of the Series A Preferred Stock. As of September 30, 2023, dividends in arrears were $-0-.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2023 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at January 1, 2023	$(1,210)	$(1,210)
Net current period change	(694)	(694)

Balance at September 30, 2023	$(1,904)	$(1,904)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended September 30, 2022 are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income/(loss)

Balance at January 1, 2022	$391	$391
Net current period change	(1,441)	(1,441)

Balance at September 30, 2022	$(1,050)	$(1,050)

The Company’s reporting currency is the U.S. dollar (“USD”). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation losses from the translation of foreign currency financial statements of $(1,441) and $(694) at September 30, 2022 and 2023, respectively, are included in comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction losses for the three- and nine-month periods ended September 30, 2022 of $(922) and $(1,844), respectively, and for the three- and nine-month periods ended September 30, 2023 of $(358) and $(126), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains related to long-term debt for the three- and nine-month periods ended September 30, 2022 of $191 and $2,803, respectively, and for the three- and-nine month periods ended September 30, 2023 of $429 and $1,139, respectively, are included in interest expense in the Consolidated Statement of Operations.

NOTE 17 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

United States	$14,548	$16,014	$42,670	$43,374
Israel	10,925	10,248	34,007	31,823
Other	8,815	7,933	25,366	23,887

	$34,288	$34,195	$102,043	$99,084

	December 31,	September 30,
	2022	2023
		(Unaudited)
Long lived assets by geographic region:

United States	$941	$840
Israel	3,545	3,846
Other	4,763	5,536

	$9,249	$10,222

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Domestic pre-tax book loss	$(3,739)	$(4,150)	$(12,083)	$(11,141)
Foreign pre-tax book income	2,210	738	6,846	9,960
Total loss before income taxes	(1,529)	(3,412)	(5,237)	(1,181)
Income tax expense	(770)	(262)	(107)	(698)
Total loss after taxes	(2,299)	(3,674)	$(5,344)	$(1,879)

Effective tax rate	(50.35)%	(7.68)%	(2.04)%	(59.10)

For the three- and nine-month periods ended September 30, 2022 and 2023, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in non-Israel jurisdictions, and certain discrete items.

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of September 30, 2023.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. Tax measures include a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of September 30, 2023.

NOTE 19 - LEASES

The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to three years, some of which include options to extend the lease term for up to five years.

The Company has lease arrangements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations during the three- and nine-months ended September 30, 2022 and 2023.

Components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Short term lease cost:	$102	$119	$346	$326

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Nine Months Ended September 30,
	2022	2023
Non-cash activity:	$1,042	$1,117

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2023

Weighted-average remaining lease term (in years)	2.58
Weighted-average discount rate	6.11%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2023 are as follows:

October-December 2023	$1,338
2024	2,080
2025	1,816
2026	773
2027	103
Thereafter	1,234
Total lease payments	7,344
Less: Imputed interest	(643)
Present value of lease liabilities	$6,701

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s cash and cash equivalents are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivables, accounts payable and accrued liabilities and short term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s long-term debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements.

	September 30, 2023
	Carrying Amount	Fair Value

Long-term debt	$21,754	$20,321

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three- and nine-month periods ended September 30, 2022 and 2023, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $211 plus $1,119 of interest and penalty, totaling $1,330 as of September 30, 2023. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $12,861 as of September 30, 2023. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $218. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

On February 24, 2022, Pointer Mexico received a notification for 2016 and 2017 tax assessment in the amounts of $268 and $476, respectively, regarding the underpayment of VAT and government fees from the Mexican Tax Service (“MTS”). Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice. On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment. On May 2, 2022, Pointer Mexico filed additional evidence before the MTS. As of August 31, 2023, the cases have been closed and no payments were imposed.

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

NOTE 24 – SUBSEQUENT EVENTS

On October 10, 2023, the Company entered into the Implementation Agreement with Powerfleet Sub and MiX Telematics, pursuant to which, subject to the terms and conditions thereof, Powerfleet Sub will acquire all of the issued ordinary shares of MiX Telematics, including those represented by MiX Telematics’ American Depositary Shares, through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), in exchange for shares of the Company’s common stock. As a result of the transactions, including the Scheme, contemplated by the Implementation Agreement (the “Scheme Transactions”), MiX Telematics will become an indirect, wholly owned subsidiary of the Company. The Scheme Transactions have been approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by the Company’s stockholders and MiX Telematics’ shareholders. The Scheme Transactions are expected to close in the first quarter of 2024.

At the closing of the Scheme Transactions, the combined company will remain Powerfleet and the Company’s common stock will continue to be listed on The Nasdaq Global Market and the Tel Aviv Stock Exchange under the symbol “PWFL.” Additionally, the Company’s common stock will be listed on the Johannesburg Stock Exchange by way of a secondary inward listing.

MiX Telematics is a leading global provider of fleet and mobile asset management solutions delivered as SaaS to over one million global subscribers spanning more than 120 countries. MiX Telematics’ products and services provide enterprise fleets, small fleets, and consumers with efficiency, safety, compliance, and security solutions. The pending Scheme Transactions are expected to provide the Company with operational synergies and access to a broader base of customers.

The pending Scheme Transactions will be accounted for as a business combination and the Company has been identified as the accounting acquirer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of PowerFleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: future economic and business conditions, including the conflict in Israel and the Gaza Strip; the ability to recognize the anticipated benefit of the acquisition of Movingdots GmbH (“Movingdots”); the loss of any of the Company’s key customers or reduction in the purchase of the Company’s products by any such customers; the failure of the markets for the Company’s products to continue to develop; the possibility that the Company may not be able to integrate successfully the business, operations and employees of Movingdots; the Company’s inability to adequately protect its intellectual property; the Company’s inability to manage growth; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent global outbreak of the novel coronavirus, COVID-19, and its impact on the Company’s business; and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

On October 10, 2023, we entered into an Implementation Agreement (the “Implementation Agreement”), by and among us, Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and our wholly owned subsidiary (“Powerfleet Sub”), and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which, subject to the terms and conditions thereof, Powerfleet Sub will acquire all of the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), in exchange for shares of our common stock. As a result of the transactions, including the Scheme, contemplated by the Implementation Agreement (the “Scheme Transactions”), MiX Telematics will become our indirect, wholly owned subsidiary. The Scheme Transactions have been approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and MiX Telematics’ shareholders, and are expected to close in the first quarter of 2024.

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

Recent Developments

Higher interest rates and inflation, fluctuations in currency values, supply chain disruptions and the conflicts between Russia and Ukraine, primarily in Ukraine, and between Israel and Hamas, primarily in the Gaza Strip, have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

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

The Implementation Agreement requires, as a condition to closing of the transactions contemplated therein, that we obtain a debt and/or equity financing (the “Financing”) in an amount sufficient to provide for the redemption in full of all outstanding shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”). We are in the process of securing the Financing (including, without limitation, a refinancing of our credit facility with Bank Hapoalim B.M. (“Hapoalim”)).

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $143.3 million as of September 30, 2023. We anticipate incurring additional losses until such time that growth in revenue and gross margin from our strategic plan centered on our Unity SaaS platform and Industrial safety product offerings exceed necessary investments in operating expenses, capital expenditures and debt financing costs.

We have received credit committee approval from our existing lender, Hapoalim, to enter into a new 5-year term debt facility with an approximate value of $30 million. While we believe it is highly probable that we will enter into a binding credit agreement by year end, there can be no assurance that we will enter into such a credit agreement. If we do not enter into a binding credit agreement with Hapoalim by year end, we may be required to delay key strategic product initiatives and market expansion activities, which could adversely affect our business prospects.

Management believes our cash and cash equivalents of $19.6 million as of September 30, 2023 in conjunction with cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (November 13, 2024) and service our outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee we will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to us and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in our 2022 Annual Report.

Critical Accounting Policies

For the three- and nine-month periods ended September 30, 2023, there were no significant changes to our critical accounting policies as identified in our 2022 Annual Report.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenues:
Products	40.9%	38.4%	42.4%	36.9%
Services	59.1%	61.6%	57.6%	63.1%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	28.7%	25.9%	32.5%	26.6%
Cost of services	21.2%	24.1%	20.7%	23.1%
	49.9%	49.9%	53.1%	49.8%

Gross profit	50.1%	50.1%	46.8%	50.2%

Operating expenses:
Selling, general and administrative expenses	48.6%	52.6%	46.4%	52.2%
Research and development expenses	5.1%	7.0%	6.8%	6.3%
Total operating expenses	53.7%	59.6%	53.2%	58.6%

Loss from operations	-3.6%	-9.5%	-6.4%	-8.4%
Interest income	0.1%	0.1%	0.0%	0.1%
Interest expense, net	-1.0%	-0.5%	1.3%	-0.5%
Bargain purchase - Movingdots	0.0%	0.0%	0.0%	7.6%
Other (expense) income, net	0.0%	-0.1%	0.0%	0.0%

Net loss before income taxes	-4.5%	-10.0%	-5.1%	-1.2%

Income tax expense	-2.2%	-0.8%	-0.1%	-0.7%

Net loss before non-controlling interest	-6.7%	-10.7%	-5.2%	-1.9%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%

Net loss	-6.7%	-10.7%	-5.2%	-1.9%
Accretion of preferred stock	-0.5%	-0.5%	-0.5%	-0.5%
Preferred stock dividend	-3.1%	-3.3%	-3.1%	-3.4%

Net loss attributable to common stockholders	-10.3%	-14.5%	-8.8%	-5.8%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

REVENUES. Revenues decreased by approximately $0.1 million, or 0.3%, to $34.2 million in the three months ended September 30, 2023, from $34.3 million in the same period in 2022.

Revenues from products decreased approximately $0.9 million, or 6.2%, to $13.1 million in the three months ended September 30, 2023, from $14.0 million in the same period in 2022. The decrease in product revenue was principally due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware-only line of business. These decreases were offset by increases in product revenue in our Powerfleet US business due to new unit purchases from new and existing customers.

Revenues from services increased approximately $0.8 million, or 3.8%, to $21.0 million in the three months ended September 30, 2023, from $20.3 million in the same period in 2022. The increase in services revenues was principally due to an increase in our installed base that generates service revenue offset in part by the impact of negative foreign currency shifts in our international business.

COST OF REVENUES. Cost of revenues decreased by approximately $0.03 million, or 0.2%, to $17.1 million in the three months ended September 30, 2023, from $17.1 million for the same period in 2022. Gross profit was $17.1 million in the three months ended September 30, 2023, compared to $17.2 million for the same period in 2022. As a percentage of revenues, gross profit was 50.1% for both periods.

Cost of products decreased by approximately $1.0 million, or 10.1%, to $8.8 million in the three months ended September 30, 2023, from $9.8 million in the same period in 2022. Gross profit for products was $4.3 million in the three months ended September 30, 2023, compared to $4.2 million in the same period in 2022. As a percentage of product revenues, gross profit increased to 32.7% in 2023 from 29.8% in 2022. The increase in gross profit as a percentage of revenues was impacted by product mix, improvement in management of raw material costs, and lower inflationary costs in the 2023 period versus the 2022 period.

Cost of services increased by approximately $1.0 million, or 13.3%, to $8.2 million in the three months ended September 30, 2023, from $7.3 million in the same period in 2022. Gross profit for services was $12.8 million in the three months ended September 30, 2023, compared to $12.9 million in the same period in 2022. As a percentage of service revenues, gross profit decreased to 60.9% in 2023 from 64.1% in 2022. The decrease in gross profit as a percentage of revenues was impacted by product mix, inflation and the commencement of depreciation for our Unity SaaS platform.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $1.3 million, or 7.9%, to approximately $17.9 million in the three months ended September 30, 2023, compared to $16.7 million in the same period in 2022, principally due to the acquisition of Movingdots, which added $0.7 million to expenses, severance costs of $0.1 million, and an additional $1.2 million in transaction costs in the quarter related to the Scheme Transactions. As a percentage of revenues, SG&A expenses increased to 52.6% in the three months ended September 30, 2023, from 48.6% in the same period in 2022.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.6 million, or 37.4%, to approximately $2.4 million in the three months ended September 30, 2023, compared to $1.7 million in the same period in 2022, principally due to higher employee costs following the acquisition of Movingdots, which added $0.6 million to expense. As a percentage of revenues, R&D expenses increased to 7.0% in the three months ended September 30, 2023, from 5.1% in the same period in 2022.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $4.9 million, or $(0.14) per basic and diluted share, for the three months ended September 30, 2023, as compared to net loss of $3.5 million, or $(0.10) per basic and diluted share, for the same period in 2022. The increase in net loss was primarily the result of the increased SG&A, including transaction costs associated with our proposed business combination with Mix Telematics and higher R&D expenses following our acquisition of Movingdots.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

REVENUES. Revenues decreased by approximately $3.0 million, or 2.9%, to $99.1 million in the nine months ended September 30, 2023, from $102.0 million in the same period in 2022.

Revenues from products decreased by approximately $6.7 million, or 15.4%, to $36.5 million in the nine months ended September 30, 2023, from $43.2 million in the same period in 2022. The decrease in product revenues was due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, large logistics companies recalibrating demand following aggressive builds during the pandemic, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware-only line of business.

Revenues from services increased by approximately $3.7 million, or 6.3%, to $62.5 million in the nine months ended September 30, 2023, from $58.8 million in the same period in 2022. The increase in services revenues is principally due to an increase in our install base that generates service revenue offset in part by the impact of negative foreign currency shifts in our international business.

COST OF REVENUES. Cost of revenues decreased by approximately $4.9 million, or 9.1%, to $49.3 million in the nine months ended September 30, 2023, from $54.2 million for the same period in 2022. Gross profit was $49.8 million in the nine months ended September 30, 2023, compared to $47.8 million for the same period in 2022. As a percentage of revenues, gross profit increased to 50.2% in 2023 from 46.9% in 2022. The increase in gross profit as a percentage of revenues was principally due to decisions to stop fulfilling low margin orders, the decrease in raw materials costs related to the global supply chain issues, which were more prevalent in 2022 than 2023, and increases in high margin service revenues.

Cost of products decreased by approximately $6.8 million, or 20.4%, to $26.4 million in the nine months ended September 30, 2023, from $33.2 million in the same period in 2022. Gross profit for products was $10.2 million in the nine months ended September 30, 2023, compared to $10.1 million in the same period in 2022. As a percentage of product revenues, gross profit increased to 27.8% in 2023 from 23.3% in 2022 principally due to decisions to stop fulfilling low margin orders and the decrease in raw materials costs related to the global supply chain issues, which were more prevalent in 2022 than 2023.

Cost of services increased by approximately $1.8 million, or 8.7%, to $22.9 million in the nine months ended September 30, 2023, from $21.1 million in the same period in 2022. Gross profit for services was $39.6 million in the nine months ended September 30, 2023, compared to $37.7 million in the same period in 2022. As a percentage of service revenues, gross profit decreased to 63.3% in 2023 from 64.2% in 2022 due in part to the commencement of depreciation for our Unity SaaS platform.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $4.3 million, or 9.2%, to approximately $51.8 million in the nine months ended September 30, 2023, compared to $47.4 million in the same period in 2022. The increase was principally due to an aggregate of $1.7 million in transaction-related costs in connection with our acquisition of Movingdots and our proposed business combination with MiX Telematics, the acquisition of Movingdots which added $1.3 million in SG&A costs, $0.4 million of restructuring expenses, and increased salaries, investments in marketing programs and professional services fees. As a percentage of revenues, SG&A expenses increased to 52.2% in the nine months ended September 30, 2023, from 46.4% in the same period in 2022, primarily due to the reasons described above.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $0.7 million, or 9.8%, to approximately $6.3 million in the nine months ended September 30, 2023, compared to $7.0 million in the same period in 2022, principally due to the capitalization of software development expenses for new product development and reduction in salaries and wages offset in part by the acquisition of Movingdots, which added $1.3 million to expenses. As a percentage of revenues, R&D expenses decreased to 6.3% in the nine months ended September 30, 2023, from 6.8% in the same period in 2022, primarily due to the reason described above.

INTEREST EXPENSE. Interest expense decreased by approximately $1.7 million, or 136.8%, to approximately $(0.4) million in the nine months ended September 30, 2023, compared to $1.3 million in the same period in 2022, principally due to foreign currency translation gains from our two senior secured term loan facilities with Hapoalim.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $5.7 million, or $(0.16) per basic and diluted share, for the nine months ended September 30, 2023, as compared to net loss of $9.0 million, or $(0.25) per basic and diluted share, for the same period in 2022. The decrease in net loss was due primarily to the bargain purchase for Movingdots and a reduction in interest expenses.

Liquidity and Capital Resources

Historically, our capital requirements have been funded primarily from the net proceeds from the issuance of our securities, including any issuances of our common stock upon the exercise of options. As of September 30, 2023, we had cash (including restricted cash) and cash equivalents of $19.6 million and working capital of $34.5 million.

On October 3, 2019, in connection with our acquisition of Pointer, we issued and sold 50,000 shares of Series A Preferred Stock, to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”), pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as such agreement has been amended from time to time, the “Investment Agreement”), for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) are party to a Credit Agreement (the “Credit Agreement”) with Hapoalim, effective as of October 3, 2019, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (comprised of the two facilities in the aggregate principal amount of $20 million (the “Term A Facility”) and $10 million (the “Term B Facility”)) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “Revolving Facility”) all of which matures on October 3, 2024. The outstanding amount under the term loan facilities was approximately NIS41,800, or $10,900, as of September 30, 2023. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The proceeds of the revolving credit facility may be used by Pointer for general corporate purposes.

On August 23, 2021, the Borrowers entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Credit Agreement with Hapoalim. The Amendment memorializes the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the Term A Facility and the Term B Facility. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provides, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. As of September 30, 2023, we borrowed approximately NIS8,420, or $2,200, under the revolving credit facilities.

On October 31, 2022, the Borrowers entered into a third amendment to the Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provides for, among other things, a new revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “New Revolver”). The New Revolver is available for a period of one month that commenced on October 31, 2022, and will continue to be available for successive one-month periods until and including October 30, 2023, unless the Borrowers deliver a notice to Hapoalim of their request not to renew the New Revolver. As of September 30, 2023, we borrowed approximately NIS32,500, or $8,500, under the New Revolver.

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

In connection with the Implementation Agreement, we are in the process of securing the Financing (including, without limitation, a refinancing of our credit facility with Hapoalim) in an amount sufficient to provide for the redemption in full of our Series A Preferred Stock.

As a result of global supply chain disruptions, the conflicts between Russia and Ukraine and between Israel and Hamas, higher interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under our revolving credit facilities.

On March 31, 2023, we completed our acquisition of Movingdots. We believe this acquisition has provided, and will continue to provide, significant additional liquidity, with net cash proceeds of $8.7 million expected to exceed the associated transaction, integration, and rationalization costs. See “Business Acquisitions” below for more information regarding the acquisition of Movingdots.

Capital Requirements

As of September 30, 2023, we had cash (including restricted cash) and cash equivalents of $19.6 million and working capital of $34.5 million. Our primary sources of cash are cash flows from the sale of our products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility.

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

In connection with the Implementation Agreement, we are in the process of securing the Financing (including, without limitation, a refinancing of our credit facility with Hapoalim) in an amount sufficient to provide for the redemption in full of our Series A Preferred Stock.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $143.3 million as of September 30, 2023. We anticipate incurring additional losses until such time that growth in revenue and gross margin from our strategic plan centered on our Unity SaaS platform and Industrial safety product offerings exceed necessary investments in operating expenses, capital expenditures and debt financing costs.

We have received credit committee approval from our existing lender, Hapoalim, to enter into a new 5-year term debt facility with an approximate value of $30 million. While we believe it is highly probable that we will enter into a binding credit agreement by year end, there can be no assurance that we will enter into such a credit agreement. If we do not enter into a binding credit agreement with Hapoalim by year end, we may be required to delay key strategic product initiatives and market expansion activities, which could adversely affect our business prospects.

Management believes our cash and cash equivalents of $19.6 million as of September 30, 2023 in conjunction with cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (November 13, 2024) and service our outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee we will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to us and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $0.2 million, compared to net cash used in operating activities of $1.7 million for the same period in 2022. The net cash used in operating activities for the nine-months of 2023 primarily included a non-operating cash benefit of $7.5 million for gain on bargain purchase relating to the acquisition of Movingdots, non-cash charges of $2.8 million for stock-based compensation, $6.9 million for depreciation and amortization expense, and $1.9 million for right-of-use asset amortization. Changes in operating assets and liabilities included a decrease in inventory, net of reserve of $1.6 million, an increase in accounts payable of $1.1 million, and a decrease in lease liabilities of $1.9 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $3.3 million, compared to net cash used in investing activities of $4.0 million for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $2.6 million for the purchase of fixed assets and $2.7 million for capitalized software development costs. In contrast, the net cash used in investing activities of $4.0 million in the same period in 2022 was primarily for the purchase of fixed assets.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $1.3 million, compared to $0.5 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to the repayment of preferred stock dividends in cash for the quarters ended June 30, 2023 and September 30, 2023 totaling $2.2 million, net of the changes in the repayment of long-term debt and change in short-term debt, net balance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2023, there have been no material charges in contractual obligations as disclosed under the caption “Contractual Obligations and Commitments” in Item 7 of our 2022 Annual Report.

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

On October 10, 2023, we entered into the Implementation Agreement with Powerfleet Sub and MiX Telematics, pursuant to which, subject to the terms and conditions thereof, Powerfleet Sub will acquire all of the issued ordinary shares of MiX Telematics, including those represented by MiX Telematics’ American Depositary Shares, through the implementation of the Scheme in accordance with Sections 114 and 115 of the Companies Act, in exchange for shares of our common stock. As a result of the Scheme Transactions, MiX Telematics will become our indirect, wholly owned subsidiary. The Scheme Transactions have been approved by the boards of directors of both companies, are subject to customary closing conditions, including approval by our stockholders and MiX Telematics’ shareholders. The Scheme Transactions are expected to close in the first quarter of 2024.

At the closing of the Scheme Transactions, the combined company will remain Powerfleet and our common stock will continue to be listed on The Nasdaq Global Market and the Tel Aviv Stock Exchange under the symbol “PWFL.” Additionally, our common stock will be listed on the Johannesburg Stock Exchange by way of a secondary inward listing.

MiX Telematics is a leading global provider of fleet and mobile asset management solutions delivered as SaaS to over one million global subscribers spanning more than 120 countries. MiX Telematics’ products and services provide enterprise fleets, small fleets, and consumers with efficiency, safety, compliance, and security solutions. The pending Scheme Transactions are expected to provide us with operational synergies and access to a broader base of customers.

The pending Scheme Transactions will be accounted for as a business combination and we have been identified as the accounting acquirer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

a. Disclosure controls and procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, the Chief Executive Officer and the Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022, as disclosed under the caption “Management’s Report on Internal Control over Financial Report” in Item 9A of our 2022 Annual Report, due to material weaknesses in our internal control over financial reporting described below, which have not been remediated as of September 30, 2023.

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

We will take certain steps to remediate the material weaknesses described above and otherwise improve the overall design and operation of our control environment. These steps include:

●	implementing of a new enterprise resource planning (ERP) system;

●	utilizing external resources to support its efforts to rework certain control gaps across the various processes in Israel and the U.S. with identified deficiencies;

●	implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the U.S.; and

●	training of relevant personnel reinforcing existing policies and enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls.

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

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth under the heading “Risks to Our Business” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in the Company’s 2022 Annual Report as such factors could materially affect the Company’s business, financial condition, and future results. The risks described in the 2022 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations. There have been no material changes to the risk factors identified in the Company’s 2022 Annual Report, other than set forth below:

We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.

Our subsidiaries Powerfleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last several years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel. Most recently, on October 7, 2023, Hamas terrorists invaded southern Israel and launched missile strikes in a widespread terrorist attack on Israel. On the same day, the Israeli government declared that the country was at war and the Israeli military began to call up reservists for active duty, including a number of our Israeli employees, including members of the management team in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

While none of our facilities were damaged in the October 7, 2023 attack, in the event that our facilities are damaged as a result of continued or additional hostile action or continued or additional hostilities otherwise disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our ability to manufacture and deliver products to customers could be materially adversely affected. Additionally, the operations of our Israeli suppliers and contractors may be disrupted as a result of hostile action or hostilities, in which event our ability to deliver products to customers may be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our shares withheld activity for each month of the quarterly period ended September 30, 2023 (in thousands). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2023 - July 31, 2023	30	(1)	$2.74	$-	$-
August 1, 2023 - August 31, 2023	1	(1)	$2.30	$-	$-
September 1, 2023 - September 30, 2023	1	(1)	$2.34	$-	$-
Total	32		$2.71	$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description

10.1	PowerFleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc. filed with the SEC on July 26, 2023).

10.2	Amendment to Severance Agreement, dated September 11, 2023, between PowerFleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of PowerFleet, Inc. filed with the SEC on September 15, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2023; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods January 1, 2022 through September 30, 2022 and January 1, 2023 through September 30, 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2023; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERFLEET, INC.

Date: November 13, 2023	By:	/s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

