Form 10-K
period 2023-12-31
Powerfleet, Inc.
filed 2024-05-09
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $105.8 million.

The number of shares of the registrant’s Common Stock outstanding as of May 1, 2024 was 107,349,987 shares.

EXPLANATORY NOTE

References in this document to “Powerfleet”, “the Company”, “we”, “our”, or “us” are intended to mean Powerfleet, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis. This Annual Report on Form 10-K (this “Form 10-K”) contains the Company’s audited financial statements for the year ended December 31, 2023 and restates certain financial information and related footnote disclosures in the Company’s previously issued Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021 (collectively, the “Audited Financial Statements”), Quarterly Reports on Form 10-Q for the quarterly and year-to-date periods ended September 30, 2023 and 2022, Quarterly Reports on Form 10-Q for the quarterly and year-to-date periods ended June 30, 2023 and 2022 and Quarterly Reports on Form 10-Q for the quarterly and year-to-date periods ended March 31, 2023 and 2022 (collectively, the “Interim Unaudited Financial Statements”) to make certain changes as described below.

In connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2023, the Company determined that the accounting for the redemption premium associated with its Series A convertible preferred stock (the “Series A Preferred Stock”) was understated resulting in an understatement of “net loss attributable to common stockholders” and “net loss per share attributable to common stockholders” for each period, an understatement of the value of the “convertible redeemable preferred stock” as of each balance sheet date, and an overstatement of the “additional paid-in capital” as of each balance sheet date. The required adjustments to correct the redemption value calculation of the Series A Preferred Stock and the related accretion of the value of the preferred stock in the consolidated statement of operations, include the recording of non-cash accretion resulting in an increase in the net loss attributable to common stockholders, an increase in the convertible redeemable preferred stock and a decrease in additional paid-in capital in the Company’s consolidated financial statements. Because the correction of this misstatement is material to the previously reported results of operations of the Company included in our previously issued Audited Financial Statements and Interim Unaudited Financial Statements, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded that the consolidated financial statements included in the Audited Financial Statements and Interim Unaudited Financial Statements should no longer be relied upon. In connection with the restatement to correct for this error, the Company determined that it is appropriate to revise the previously filed consolidated financial statements included in this Form 10-K to correct other unrelated errors that were either unrecorded or addressed as out-of-period adjustments in previously filed consolidated financial statements that were not material, individually or in the aggregate, to such financial statements.

Due to the discovery of this error, the Company’s management identified a material weakness in the Company’s internal control over financial reporting that existed as of December 31, 2023 and prior periods, relating to the measurement and valuation of the Company’s Series A Preferred Stock. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K.

We have not filed, and do not intend to file, any amendments to our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the restated periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in our future filings with the Securities and Exchange Commission (the “SEC”), as applicable, and not on any previously issued or filed reports, earnings releases, investor presentations or other similar communications relating to the restated periods.

See Note 2 to our financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement of, and the related effects on, our consolidated financial statements for the restated periods.

POWERFLEET, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Form 10-K contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

●	future economic and business conditions, including the conflict between Israel and Hamas;
●	integration of our and MiX Telematics’ businesses and the ability to recognize the anticipated synergies and benefits of the business combination with MiX Telematics Limited (“MiX Telematics”);
●	the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate certain of our consolidated financial statements for the Non-Reliance Periods;
●	the loss of any of our key customers or reduction in the purchase of our products by any such customers;
●	the failure of the markets for our products to continue to develop;
●	our inability to adequately protect our intellectual property;
●	our inability to manage growth;
●	the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions;
●	changes in laws and regulations or changes in generally accepted accounting policies, rules and practices;
●	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and
●	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POWERFLEET and DESIGN®, CAMERA Design®, Mix Telematics, Mix Telematics – Logo, Matrix Vehicle Tracking Logo, Datatrak, Tracking. Simply Sorted, Beame Character Device, Beame Logo 2012, Beame Logo 2010, Mix-Drive, FM-WEB, Matrix – right by your side (2013 logo), Mix Vision, Mix Safedrive, FM Communicator, MIX ROVI, Beame Logo, Our Customers Are People, Not Vehicles, Tripmaster, Life Takes You Places, Matrix Brings you Home, MiX Intuition, Recovery. Simply Sorted, Geoloc Advanced Alert, MiX Now, Mix Recovery Protect, Mix Fleet Manager, Connected and Protected Fleet.

Item 1. Business.

Overview

Powerfleet is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

On April 2, 2024, we consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that we entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and our wholly owned subsidiary (“Powerfleet Sub”), and MiX Telematics, a public company incorporated under the laws of the Republic of South Africa (the “MiX Combination”). On such closing date, Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), in exchange for shares of our common stock. As a result, MiX Telematics became our indirect, wholly owned subsidiary.

Our Powerfleet for Warehouse solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for warehouse trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency.

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

Our Powerfleet for Vehicles solutions are designed both to enhance the vehicle fleet management process, whether it’s a rental car, a private fleet, or automotive original equipment manufacturer (“OEM”) partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs and improve customer service.

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

We deliver advanced data solutions that connect mobile assets to increase visibility, operational efficiency and profitability. Across our spectrum of vertical markets, we differentiate ourselves by developing mobility platforms that collect data from unique sensors. Further, because we are OEM agnostic, we help organizations view and manage their mixed assets homogeneously. All of our solutions are paired with software as a service (“SaaS”) and analytics platforms to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of Key Performance Indicators (“KPIs”) to drive operational and strategic decisions. Our customers typically get a return on their investment in less than 12 months from deployment.

Our enterprise software applications have machine learning capabilities and are built to integrate with our customers’ management systems to provide a single, integrated view of asset and operator activity across multiple locations while providing real-time enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, adding significant value to customers’ business operations, and helping to contribute to their bottom line. Our solutions also feature open application programming interfaces (“APIs”) for additional integrations and development to boost other enterprise management systems and third-party applications.

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

Drive Operational Efficiency & Productivity: To increase utilization of mobile assets, our solutions enable the identification of a change in status, real-time location, geo-fencing alerts when an asset is approaching or leaving its destination, cargo status, and on-board intelligence utilizing a motion sensor and proprietary logic that identifies the beginning of a drive and the end of a drive. Having this information enables customers to increase capacity, speed of service, right-size their fleets, and improve communication internally and with customers. In addition, customers can increase revenue per mile, reduce claims and claims processing times, and reduce the number of assets needed. This is achieved through proving such things as two-way integrated workflows for drivers, control assignments and work change, Electronic Driver Logging and automated record keeping for regulatory compliance, monitoring of asset pools and geofence violations, and various reporting insights that flag under-utilized assets, the closest assets, and alerts on dwell time and exceeding the allotted time for loading and unloading.

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

For our customers with a variety of make-model-years in their fleet, we have developed an unmatched library of certified vehicle code interfaces through our second-generation On-Board Diagnostics, industry standard. Our patented fleet management system helps fleet owners improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support.

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

Reduce Costs

We enable our customers to improve asset utilization, reduce capital costs, and cut operating expenses, such as vehicle maintenance or service and support. Our solutions provide engine performance, machine diagnostics, fuel consumption, and battery life to improve preventative maintenance scheduling, increase uptime, and gain a longer service life of equipment. Through our software applications, customers can optimize capacity, analyze resource allocation, and improve utilization of assets to reduce capital expenses such as purchasing new or leasing additional equipment. Our applications provide root cause analysis for any cargo claims and help with exoneration of drivers in accidents via dash camera visibility.

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

Growth Strategy

Our objective is to become a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. In 2023, we consolidated and augmented many of our existing capabilities on a single customer software platform branded as “Unity.” We have designed our Unity platform to enable rapid and deep integration with IoT devices and third-party business systems to a highly scalable data pipeline that powers artificial intelligence-driven insights to help companies save lives, time, and money. Unity is an increasingly important initiative to meet our objective of becoming a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

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

We market our systems directly to commercial and government organizations and through indirect sales channels, such as OEMs, vehicle importers, distributors, and warehouse equipment dealers.

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

We work closely with customers to demonstrate a return on investment, which is usually less than 12 months, and help maximize the utilization and benefits of our system and demonstrate the value of enterprise-wide deployments. Post-implementation, we consult with our customers to further extend and customize the benefits to the enterprise by delivering enhanced analytics capabilities.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology and products, including our wireless asset management systems, connected car products, and vehicle management systems. As of February 29, 2024, our patent portfolio includes 39 U.S. patents, 3 pending U.S. patent applications, 2 pending foreign patent applications, and 2 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2024 and 2040. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET VISION®, POWERFLEET IQ®, POWERFLEET YARD®, VERIWISE IQ®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POWERFLEET and DESIGN® and CAMERA Design®. Following the MiX Combination, we have additional trademarks for Mix Telematics, Mix Telematics – Logo, Matrix Vehicle Tracking Logo, Datatrak, Tracking. Simply Sorted, Beame Character Device, Beame Logo 2012, Beame Logo 2010, Mix-Drive, FM-WEB, Matrix – right by your side (2013 logo), Mix Vision, Mix Safedrive, FM Communicator, MIX ROVI, Beame Logo, Our Customers Are People, Not Vehicles, Tripmaster, Life Takes You Places, Matrix Brings you Home, MiX Intuition, Recovery. Simply Sorted, Geoloc Advanced Alert, MiX Now, Mix Recovery Protect, Mix Fleet Manager, Connected and Protected Fleet.

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

Government Regulations

The use of radio emissions is subject to regulation in the United States by various federal agencies, including the Federal Communications Commission (the “FCC”) and the Occupational Safety and Health Administration. Various state agencies also have promulgated regulations which concern the use of lasers and radio/electromagnetic emissions standards.

Regulatory changes in the United States and other countries in which we may operate in the future could require modifications to some of our products in order for us to continue manufacturing and marketing our products in those areas.

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States do not require any license from the FCC to use or operate our products. To market and sell our integrated wireless solutions in the European Union, we also utilize unlicensed radio spectra and have obtained the required European Norm certifications.

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

Certain of our South African subsidiaries, including Pointer SA (PTY) Ltd. (“Pointer South Africa”), are currently registered as security service providers under the Private Security Industry Regulation Act, 2001 in South Africa. Our products are also listed with the Independent Communications Authority of South Africa.

While the use of our cellular monitoring units does not require regulatory approvals, in Israel, the use of our radio frequency products is subject to regulatory approvals from government agencies. In general, applications for regulatory approvals to date have not been problematic. However, we cannot guarantee that approvals already obtained are or will remain sufficient in the view of regulatory authorities indefinitely.

Employees

As of April 15, 2024, we had 780 total employees globally, 100% of whom are full-time employees. We believe that our relationships with our employees are good.

Recent Developments

Higher interest rates and lingering inflation, fluctuations in currency values, continued supply chain disruptions, and ongoing geopolitical conflicts, such as the wars between Russia and Ukraine and between Israel and Hamas, have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

Other Information

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. Powerfleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which we acquired Pointer (the “Pointer Merger”). Upon the closing of the Pointer Merger, Powerfleet became the parent entity of I.D. Systems and Pointer.

Our primary website is www.powerfleet.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A. Risk Factors.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We may not realize the anticipated benefits and cost savings of the MiX Combination.
●	Integrating our business and MiX Telematics’ business may be more difficult, time-consuming or costly than expected.
●	The market price for shares of our common stock may decline as a result of the MiX Combination, including as a result of some of our stockholders adjusting their portfolios.
●	The MiX Combination may not be accretive, and may be dilutive, to the combined company’s earnings per share, which may negatively affect the market price of shares of our common stock.
●	We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
●	The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.
●	Our expansion into new products, services, and technologies subjects us to additional risks.
●	If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.
●	Inaccurate output from artificial intelligence could result in brand and reputation damage.
●	We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
●	The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.
●	We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
●	We are an international company and may be susceptible to a number of political, economic and geographic risks that could harm our business.
●	Conditions and changes in the global economic environment may adversely affect our business and financial results.
●	The international scope of our business exposes us to risks associated with foreign exchange rates.
●	We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
●	If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

●	We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.
●	If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.
●	We have been, and may continue to become, involved in intellectual property disputes that could subject us to significant liability and divert the time and attention of our management and prevent us from selling our products.
●	Our Israeli subsidiaries have incurred significant indebtedness.
●	The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or take certain actions.
●	In connection with the MiX Combination, we have incurred significant additional indebtedness to finance the redemption of our Series A preferred stock.
●	The restatement of our previously issued consolidated financial statements and the related analysis and ongoing remedial measures have been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
●	In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.
●	We rely on subcontractors to manufacture and deliver our products.
●	Our manufacturers rely on a limited number of suppliers for several significant components used in our products.
●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
●	Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.
●	Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.
●	A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.
●	A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.
●	The increasing availability of handheld general packet radio service GPRS devices may reduce the demand for our products for small fleet management.
●	The use of our products is subject to international regulations.
●	The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
●	Our financial statements may not reflect certain payments we may be required to make to employees.
●	Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.
●	Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
●	Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.
●	If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.
●	We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.
●	Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
●	Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
●	We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.
●	Many of our employees in Israel are required to perform military reserve duty.
●	Economic uncertainty and volatility in Mexico may adversely affect our business.
●	Fluctuations in the value of the South African Rand may have a significant impact on our reported revenue and results of operations, which may make it difficult to evaluate our business performance between reporting periods.
●	If we do not achieve applicable Broad-Based Black Economic Empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
●	Socio-economic inequality in South Africa or regionally may subject us to political and economic risks, which may affect the ownership or operation of our business.
●	The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
●	Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
●	Our Amended and Restated Certificate of Incorporation, as amended provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
●	Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

Risks Related to Our Business

We may not realize the anticipated benefits and cost savings of the MiX Combination.

The success of the MiX Combination will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the two businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	the parties’ ability to successfully combine their respective businesses;

●	the risk that the combined businesses will not perform as expected;

●	the extent to which the parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of the two businesses;

●	the possibility that the aggregate consideration being paid for MiX Telematics is greater than the value we will derive from the MiX Combination;

●	the possibility that the combined company will not achieve the unlevered free cash flow that the parties have projected;

●	the incurrence of additional indebtedness in connection with the MiX Combination and the resulting limitations placed on the combined company’s operations; and

●	the assumption of known and unknown liabilities of MiX Telematics, including potential tax and employee-related liabilities.

If we are not able to successfully integrate the businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the MiX Combination may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.

Integrating our business and MiX Telematics’ business may be more difficult, time-consuming or costly than expected.

We and MiX Telematics have operated independently prior to completion of the MiX Combination on April 2, 2024, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our company’s ongoing business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of our company and MiX Telematics in order to realize the anticipated benefits of the MiX Combination so that the combined business performs as expected include, among others:

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

In addition, at times, the attention of certain members of our management and our resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and, consequently, the business of the combined company.

The market price for shares of our common stock may decline as a result of the MiX Combination, including as a result of some of our stockholders adjusting their portfolios.

The market value of our common stock at the time of consummation of the MiX Combination varied significantly from the prices of our common stock on the date the Implementation Agreement was executed, the date of our special meeting of stockholders relating to the MiX Combination and the closing date of the MiX Combination. The market price of our common stock may decline if, among other things, the operational cost savings estimates in connection with the integration of ours and MiX Telematics’ businesses are not realized, or if the costs related to the MiX Combination are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the MiX Combination as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the MiX Combination on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.

In addition, sales of our common stock by our stockholders after the completion of the MiX Combination may cause the market price of our common stock to decrease. Shareholders of MiX Telematics may decide not to hold the shares of our common stock that they received in the MiX Combination. Certain of our other stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they received in the MiX Combination. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the MiX Combination.

Any of these events may make it more difficult for us to sell equity or equity-related securities and have an adverse impact on the price of our common stock.

The MiX Combination may not be accretive, and may be dilutive, to the combined company’s earnings per share, which may negatively affect the market price of shares of our common stock.

We currently believe the MiX Combination will result in a number of benefits, including cost savings, operating efficiencies, and stronger demand for our products and services, and that the MiX Combination will be accretive to our earnings. This belief is based, in part, on preliminary current estimates that may materially change. In addition, future events and conditions, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the MiX Combination, could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, or decrease in or delay of any accretion to, the combined company’s earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of December 31, 2023, we had cash (including restricted cash) and cash equivalents of $19.3 million and working capital of $23.5 million. Our primary sources of cash are cash flows from the sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses of approximately $22.1 million (as restated), $16.9 million (as restated) and $17.3 million for the years ended December 31, 2021, 2022 and 2023, respectively, and have incurred additional net losses since inception. At December 31, 2023, we had an accumulated deficit of approximately $146.3 million. Our ability to increase our revenues from the sale of our solutions will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.

Our products contain a significant number of components that we source globally. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our customer order delivery timelines and could incur significant additional expenses for expedited freight and other related costs. Similarly, many of our customers are dependent on an ever-greater number of global suppliers to manufacture their products. These global supply chains have continued to be adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions and ongoing geopolitical conflicts. Over the past two years, we have experienced delays in supply chain deliveries, extended lead times and shortages of key components, some raw material cost increases and slowdowns at certain production facilities. These disruptions have delayed and may continue to delay the timing of some orders and expected deliveries of our products, which has impacted our business and results of operations.

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

Inaccurate output from artificial intelligence could result in brand and reputation damage.

Artificial intelligence (“AI”) is being integrated into a number of our solutions and/or products and could be a significant factor in future service offerings. While AI can present significant benefits, it also presents risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI solutions. If the output from AI solutions are deemed to be inaccurate or questionable, our brand and reputation may be harmed and we may potentially be subject to legal liability claims.

We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business operations require that we use and store sensitive data, including intellectual property and proprietary business information in our secure data centers and on our networks. We face a number of threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems have been, and may continue to be, subject to cybersecurity threats and incidents. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property or proprietary business information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on sales to customers outside the United States. Our international sales are likely to account for a significant percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event (for example, continued global supply chain disruptions, inflation and other cost increases, and the conflict between Russia and Ukraine and between Israel and Hamas) could result in a significant decline in our revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations will increase our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, international expansion efforts, ability to attract and retain employees, business, and operating results. Although we plan to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation, adverse business conditions and liquidity concerns, as well as recent bank failures. These events and the related uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business and results of operations. Uncertainty about current global economic conditions, in particular as a result of the continued global supply chain disruptions, inflation and other cost increases, and the conflicts between Russia and Ukraine and between Israel and Hamas, and recent bank failures, could also cause volatility of our stock price. During periods of economic downturns, our customers may decrease their demand for wireless technology solutions, as well as the maintenance, support and consulting services we provide. This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, upon the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, and payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected. If the current uncertainty in the general economy does not change or continue to improve, our business, financial condition and results of operations could be harmed.

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

To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

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

We have been, and may continue to become, involved in intellectual property disputes that could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products, any of which could materially and adversely affect our financial condition and results of operations.

In recent years, there has been significant litigation in the United States and internationally involving claims of alleged infringement of patents and other intellectual property rights. Litigation has been, and may continue to be, necessary to enforce our intellectual property rights, defend ourselves against alleged infringement and determine the scope and validity of our intellectual property rights.

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

Our Israeli subsidiaries have incurred significant indebtedness.

On March 18, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer entered into an amended and restated credit agreement (the “A&R Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), which refinanced the facilities under, and amended and restated, the prior credit agreement, dated August 19, 2019 (as amended, the “Prior Credit Agreement”). The A&R Credit Agreement provides Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekel (“NIS”) in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively (“Facility A” and “Facility B,” respectively, and collectively, the “Term Facilities”)), and two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (comprised of two revolvers in the aggregate principal amounts of $10 million and $10 million, respectively (“Facility C” and “Facility D,” respectively, and, collectively, the “Revolving Facilities” and, together with the Term Facilities, the “Credit Facilities”)). The outstanding amount under the facilities made available pursuant to the Prior Credit Agreement was approximately NIS 40.1 million, or $11.1 million, as of December 31, 2023. On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. Such indebtedness will have the effect, among other things, of reducing Powerfleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, because such indebtedness is subject to floating interest rates and exposed to foreign currency fluctuations, may increase Powerfleet Israel’s and Pointer’s vulnerability to fluctuations in market interest and foreign exchange rates. The A&R Credit Agreement continues to require Powerfleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness continues to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Powerfleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.

The A&R Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on Powerfleet Israel and Pointer and limits their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:

●	incur or guarantee additional indebtedness;

●	incur liens;

●	sell or otherwise dispose of assets;

●	enter into transactions with affiliates; and

●	enter into new lines of business.

The A&R Credit Agreement also limits the ability of Powerfleet Israel and Pointer to consolidate or merge with or into another person.

In addition, the covenants in the A&R Credit Agreement require Powerfleet Israel and Pointer to maintain specified financial ratios, tested quarterly. Their ability to meet those financial ratios can be affected by events beyond their control, and they may be unable to meet them.

A breach of the covenants or restrictions under the A&R Credit Agreement could result in an event of default, which may allow the lender to accelerate the indebtedness thereunder. In addition, an event of default under the A&R Credit Agreement would permit the lender to terminate all commitments to extend further credit pursuant to the Revolving Facilities. Furthermore, if Powerfleet Israel and Pointer are unable to repay the amounts due and payable under the A&R Credit Agreement, the lender could proceed against the collateral granted to it to secure the indebtedness under the A&R Credit Agreement. In the event the lender accelerates the repayment of borrowings, Powerfleet Israel and Pointer may not have sufficient assets to repay that indebtedness.

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

In connection with the MiX Combination, we have incurred significant additional indebtedness to finance the redemption of our Series A preferred stock.

The closing of debt and/or equity financing in an amount sufficient to provide for the redemption in full in cash of all outstanding shares of our Series A Preferred Stock was a condition to closing the MiX Combination. On March 7, 2024, we, together with certain of our wholly owned subsidiaries, entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), pursuant to which RMB agreed to provide us with two term loan facilities in an aggregate principal amount of $85 million, the proceeds of which may be used to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. On March 13, 2024, we drew down all $85 million available under such facilities. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Credit Facilities to redeem in full all of the outstanding shares of the Series A Preferred Stock. Such indebtedness will have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase our vulnerability to fluctuations in market interest rates. The increased levels of indebtedness could also reduce funds available to fund efforts to combine our and MiX Telematics’ businesses and realize expected benefits of the MiX Combination and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for the combined company relative to other companies with lower debt levels.

The restatement of our previously issued consolidated financial statements and the related analysis and ongoing remedial measures have been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

As discussed in the Explanatory Note to this Form 10-K and in Note 2 to our consolidated financial statements included in this Form 10-K, we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 and our unaudited consolidated financial statements covering each of the interim periods during the 2022 and 2023 fiscal years. These restatements have been, and the remediation efforts we have begun to undertake are and will be, time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We are implementing and will continue to implement additional processes to address such material weaknesses utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls. In addition, the restatements and related matters could impair our reputation and could cause our stakeholders to lose confidence in us, which could have an adverse effect on our business, results of operations, financial condition and stock price.

In connection with the preparation of our annual financial statements for the fiscal year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We identified material weaknesses in our internal control over financial reporting as of December 31, 2023, which have not been remediated (see Item 9A of this Form 10-K for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2023 due to the lack of controls related to accounting for the redemption premium on convertible redeemable preferred stock, the determination of standalone selling price, capitalized software costs and the financial statement close process.

We are still considering the full extent of the procedures to implement in order to remediate the material weaknesses described above. As part of the business combination with MiX Telematics, we expect to migrate our central corporate accounting function to MiX Telematics’ central corporate accounting function and team. Benefits from this migration will include:

●	Implementation of a new enterprise resource planning (“ERP”) system;
●	Access to a larger and highly qualified team; and
●	Mature internal risk team who are responsible for ensuring systems, process and controls are clearly documented and widely understood and followed throughout the organization.

The material weakness for the measurement and valuation of the convertible redeemable preferred stock that necessitated the need to restate prior period financial statements will not require remediation in 2024 as all of the outstanding shares of the Series A Preferred Stock were redeemed in full in April 2024.

Additionally, the current remediation plan includes: (i) utilizing external resources to support our efforts to rework certain control gaps across the various processes in Israel and the United States with identified deficiencies; (ii) implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the United States; and (iii) training relevant personnel to reinforce existing policies and enhancing policies with regard to appropriate steps and procedures required to be performed related to the execution and documentation of internal controls. We cannot assure you that any of our remedial measures will be effective in resolving this material weakness or that we will not suffer from other material weaknesses in the future.

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

In January 2023, the U.S. Federal Trade Commission (“FTC”) announced a Notice of Proposed Rulemaking for a broad ban on non-compete clauses between employers and workers and is currently seeking public comment on the proposed rule. Specifically, the proposed rule would make it illegal for an employer to, among other things, enter into or attempt to enter into a non-compete with a worker; maintain a non-compete with a worker; or represent to a worker, under certain circumstances, that the worker is subject to a non-compete. While we cannot predict whether or when the FTC’s proposed ban on non-compete arrangements will be implemented, or the impact that such ban will have on our operations if implemented, there is now increased uncertainty regarding the long-term enforceability of our non-competition agreements with employees in the United States. If the enforceability of non-competition agreements is affected by future lawmaking or regulatory action, it may impede our ability to ensure that former employees, who received training and experience through their employment with us, refrain from using their knowledge of our business and operations to compete with us.

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

Our subsidiaries Powerfleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last several years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel. Most recently, on October 7, 2023, Hamas terrorists invaded southern Israel and launched missile strikes in a widespread terrorist attack on Israel. On the same day, the Israeli government declared that the country was at war and the Israeli military began to call up reservists for active duty, including a number of our Israeli employees, including members of the management team in Israel. As of the date of this report, the Israel-Hamas war remains ongoing and the conflict has had an adverse impact on, and may continue to adversely impact, our supply chain, our ability to manufacture and deliver products in Israel to customers and the stability of our Israeli workforce. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

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

Fluctuations in the value of the South African Rand may have a significant impact on our reported revenue and results of operations, which may make it difficult to evaluate our business performance between reporting periods.

The majority of subscription agreements and operating expenses of our subsidiary, MiX Telematics, are incurred outside the United States and denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the South African Rand. Currency fluctuations, particularly those in respect of the South African Rand, may positively or negatively impact our reported income and expenses due to the effects of translating the functional currency of our foreign subsidiaries into our reporting currency of U.S. Dollars.

If we do not achieve applicable Broad-Based Black Economic Empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.

The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to:

●	Ownership – measuring the share of Black ownership and corresponding rights in the business, including voting rights among others.

●	Management Control – reflecting the percentage of Black people in managerial positions ranging from junior management upwards.

●	Skills Development – measuring the amount of money that was spent on the training and development of Black people including amongst others short courses, bursaries and learnerships.

●	Enterprise and Supplier Development (including Preferential Procurement) – with enterprise development measuring contributions to, and the development of small Black-owned businesses with the objective of enabling them to supply goods and services to the company in the future; with supplier development measuring contributions to, and the development of Black-owned suppliers to help grow their businesses; and with preferential procurement measuring the extent to which goods and services are procured from suppliers that are empowered and have a good B-BBEE rating; and

●	Socio-Economic Development – assessing the initiatives that the company supports often to the benefit of groups of individuals and communities with the objective of promoting income-generating activities and sustainable access to the economy for these beneficiaries.

The B-BBEE Codes have a continuous review process and are updated from time to time. Various amendments and clarifications with more onerous compliance requirements have been made over the years.

It is important for us to make a meaningful contribution to the country, and we view the applicable B-BBEE objectives as an opportunity for us to ensure a brighter future for all, moreover in the context of the National Development Plan 2030. In addition, B-BBEE objectives are pursued, by and large, by requiring parties who contract with corporate, governmental and state-owned enterprises in South Africa to achieve B-BBEE compliance through satisfaction of the applicable scorecard. Parties improve their B-BBEE contributor level when contracting with businesses that have earned good B-BBEE contributor levels in relation to their scorecards.

Our subsidiary, MiX Telematics Enterprise SA (PTY) Ltd. (“MiX Enterprise”), engages with government and state-owned enterprises in tendering for business and is therefore required to maintain at least a certain B-BBEE contributor level to continue to provide the service. Currently, certain material end-customers require MiX Enterprise to maintain at least a B-BBEE contributor between levels 1 and 2 as measured under the new B-BBEE Codes.

Additionally, the Employment Equity Act of 1998 (the “Employment Equity Act”) promotes equality in the workplace and ensures that employees are treated fairly and have equal opportunities within the workplace. In April 2023, the Employment Equity Amendment Bill (the “Amendment Bill”) was signed into law. The main objectives of the Amendment Bill are to enable the Employment and Labour Minister to impose sector-specific Employment Equity (“EE”) targets and compliance criteria to issue EE Compliance Certificates in terms of Section 53 of the Employment Equity Act. This has bestowed the South African government with the right to set specific equity targets by sector and region. Companies that want to do business with the South African government will be required to submit a certificate from the Department of Employment and Labour confirming that they comply with the Employment Equity Act and its objectives. Accordingly, MiX Telematics will not set its own EE targets, but certain targets will be imposed by the South African government.

Failing to achieve applicable B-BBEE and EE objectives could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or state-owned enterprises that could materially and adversely affect our business, financial condition and results of operations.

Socio-economic inequality in South Africa or regionally may subject us to political and economic risks, which may affect the ownership or operation of our business.

We own significant operations in South Africa. As a result, we are subject to political and economic risks relating to South Africa. South Africa was transformed from a racially based government into a democracy in 1994, with successful rounds of democratic elections held under a modern constitution during 1994, 1999, 2004, 2009, 2014 and most recently, in May 2019. The next national elections are scheduled to be held in 2024. We fully support government policies aimed at redressing the disadvantages suffered by the majority of citizens under the previous non-democratic dispensation and recognize that in order to implement these policies, our operations and profits may be impacted. However, South Africa faces many challenges in overcoming substantial racial differences in levels of economic and social development among its people. While South Africa features highly developed and sophisticated business sectors and financial and legal infrastructure at the core of its economy, large parts of the country’s black population, particularly in rural areas, do not have access to adequate education, health care, housing and other services, including water and electricity. In addition, South Africa also has a higher level of unemployment than the United States.

The ruling party which has controlled the South African government since democracy has committed itself to creating a stable, democratic, free market economy, which it has largely achieved. It remains difficult however, to predict the future political, social and economic direction of South Africa or the manner in which any future government will attempt to address the country’s inequalities. It is also difficult to predict the impact that addressing these inequalities will have on our business. Furthermore, there has been regional, political and economic instability in countries neighboring South Africa, which could materially and adversely affect our business, results of operations and financial condition.

Although political conditions in South Africa are generally stable, changes may occur in the composition of its ruling party or in its political, fiscal and legal systems which might affect the ownership or operation of our business, which may, in turn, materially and adversely affect our business, financial condition and results of operations. These risks may include changes in legislation, arbitrary interference with private ownership of contract rights, and changes to exchange controls, taxation and other laws or policies affecting foreign trade or investment and could materially and adversely affect our business, financial condition and results of operations. Any changes in investment ratings, regulations and policies or a shift in political attitudes both within and towards South Africa are beyond our control and could materially and adversely affect our business, financial condition and results of operations.

Risks Related to our Securities

The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of May 1, 2024, our executive officers and directors beneficially owned, in the aggregate, approximately 6.47% of our outstanding common stock, not including approximately 1,392,309 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options and stock appreciation rights, or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 107,349,987 shares of common stock outstanding as of May 1, 2024, of which 100,400,538 shares are freely transferable without restriction, and 6,949,449 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of December 31, 2023, time-based options and market-based stock options subject to performance-based vesting conditions, to purchase 2,192,000 and 5,445,000 shares of our common stock, respectively, were issued and outstanding, of which 1,189,000 and 0, respectively, were vested. The weighted-average exercise price of the vested non-market-based stock options is $5.54. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold in the public market, the market value of our common stock could be adversely affected.

Our Amended and Restated Certificate of Incorporation, as amended, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.

Article SIXTEENTH of our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) provides, subject to certain exceptions enumerated in Article SIXTEENTH, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any action asserting a claim arising pursuant to the General Corporation Law of Delaware (the “DGCL”) or the Charter or our Amended and Restated Bylaws or as to which the DGCL confers jurisdiction on such court, or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, in each of the aforementioned actions, among other things, any claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. Accordingly, the exclusive forum provision will not apply to claims arising under the Securities Act the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article SIXTEENTH provides that any person or entity who acquires an interest in our capital stock will be deemed to have notice of and consented to the provisions of Article SIXTEENTH. Stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Governance

Our board of directors has the ultimate oversight responsibility for the risk management process and regularly reviews issues that present particular risk to us, including those involving cybersecurity. Our board is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which the Company is exposed and implement processes and programs designed to manage cybersecurity risks and mitigate and remediate cybersecurity threats and incidents.

Our management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. In managing cybersecurity risks, we adhere to a structured framework that outlines the roles and responsibilities of management positions and committees.

Our Director of Security and Network Management (“SNM”) leads our cybersecurity initiative, holding various information technology (“IT”) and security certificates and possessing over 20 years of experience in risk assessments, regulatory compliance (across various frameworks such as ISO 27001, NIST, and GDPR), threat intelligence gathering, and orchestrating coordinated incident response efforts. Our Director of SNM ensures that our cybersecurity team is equipped with up-to-date threat intelligence and uses industry leading tools for threat monitoring and incident response.

The cybersecurity team, led by our Director of SNM, is a collective of highly qualified individuals with diverse backgrounds in IT, security, cyber risk management, and digital forensics, and holding various professional certifications (such as CISA, GRCP, IPMP, IDPP, CEH, ISO27001). Under the Director of SNM’s leadership, our cybersecurity team continuously monitors for threats and implements necessary security controls, conducting regular reviews and updates to the cybersecurity strategy. Any potential or actual cybersecurity incidents are assessed for their financial impact by our Director of SNM and reported to our Chief Financial Officer for a comprehensive risk analysis.

Additionally, we have an Information Security Steering Committee (the “ISS Committee”), which plays a pivotal role in the governance of our cybersecurity posture. Members of the ISS Committee are selected for their domain-specific expertise and strategic vision, with representation from our IT, security, finance, legal, operations, and compliance sectors. The ISS Committee is an assembly of cross-functional senior leaders from various groups within our company. Led by the Director of SNM, the ISS Committee’s function extends to the formulation of cybersecurity policies, setting risk management priorities and driving the adoption of security best practices across our company. By leveraging the collective expertise of the ISS Committee, we believe we ensure cybersecurity considerations are integrated into our company’s organizational strategy and decision-making processes.

Our Director of SNM and Chief Financial Officer report material cybersecurity risks to our board of directors based on their and the ISS Committee’s assessment of risk.

Cybersecurity Risk Management and Strategy

Our processes for assessing, identifying, and managing cybersecurity threats are designed to be thorough and transparent, ensuring that investors have a clear understanding of our commitment to cybersecurity.

Our cybersecurity team collaborates with leaders from each department to ensure cybersecurity risks are considered alongside operational, financial, and strategic risks. We conduct regular cybersecurity risk assessments as part of our enterprise risk management program, ensuring that the cybersecurity risks are tracked, rated, and managed with the same rigor as all other company risks.

We regularly engage with external assessors, consultants, and auditors to ensure our cybersecurity practices are up to date and aligned with industry standards. These third parties conduct independent audits of our cybersecurity measures and validate the effectiveness of our risk management processes. We also engage specialized cybersecurity firms to perform penetration testing and vulnerability assessments.

We have processes in place to manage and mitigate risks associated with the use of third-party service providers., including, but not limited to conducting due diligence before onboarding new service providers and continuously monitoring their compliance with our security standards. We require service providers to undergo regular security assessments, and we ensure that such providers have robust incident response plans in place during our engagement.

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or our financial condition.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under “Item 1A. Risk Factors”.

Item 2. Properties.

Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Tampa, Florida and Frisco, Texas. Our New Jersey offices measure approximately 13,899 square feet and are leased space. Our Florida offices consist of approximately 25,000 square feet of leased administrative and warehouse space, and our Texas offices consist of approximately 5,514 square feet of leased administrative space.

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

Additionally, our subsidiary MiX Telematics leases domestic offices in Boca Raton, Florida and international offices in South Africa, the United Kingdom, Uganda, Brazil, Australia, Romania and the United Arab Emirates.

We believe that our existing facilities are adequate for our existing needs.

Item 3. Legal Proceedings.

The information contained in Note 19 to our consolidated financial statements included in this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Market and the Tel Aviv Stock Exchange, in each case under the symbol “PWFL,” and the Johannesburg Stock Exchange under the symbol “PWR.”

Holders

As of April 29, 2024, there were 65 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2023 - October 31, 2023	-	$-		$-	$-
November 1, 2023 - November 30, 2023	2,000	$1.80	(1)	$-	$-
December 1, 2023 - December 31, 2023	-	$-		$-	$-
Total	2,000	$1.80		$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to compute accurately.

Restatement of Previously Issued Consolidated Financial Statements

As described in the Explanatory Note included in this Form 10-K, we have restated our previously issued consolidated financial statements for the Non-Reliance Periods. As a result, we have also restated certain previously reported financial information for the fiscal years ended December 31, 2022 and 2021 in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to financial information under the sections entitled “Results of Operations” and “Liquidity and Capital Resources—Capital Requirements” to conform the discussion with the restated information. See Note 2 to our consolidated financial statements, included Item 8 of this Form 10-K, for additional information on the restatement of, and the related effects on, our consolidated financial statements for the Non-Reliance Periods.

Overview

Powerfleet is a global leader of IOT solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary.

Our Powerfleet for Warehouse solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for warehouse trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency.

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

Our Powerfleet for Vehicles solutions are designed both to enhance the vehicle fleet management process, whether it’s a rental car, a private fleet, or automotive OEM partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs and improve customer service.

Our patented technologies address the needs of organizations to monitor and analyze their assets to improve safety, increase efficiency and productivity, reduce costs, and improve profitability. Our offerings are sold under the global brands Powerfleet, Pointer and Cellocator.

We deliver advanced mobility solutions that connect assets to increase visibility operational efficiency and profitability by leveraging our Unity platform product strategy. Across our vertical markets we differentiate ourselves by being OEM agnostic and helping mixed fleets view and manage their assets similarly. All of our solutions are paired with SaaS analytics platforms to provide an even deeper layer of insights. These insights include a full set of operational KPIs to drive operational and strategic decisions. These KPIs leverage industry comparisons to show how a company is performing versus their peers. The more data the system collects, the more accurate a client’s understanding becomes.

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

We incurred net losses of approximately $22.1 million (as restated), $16.9 million (as restated), and $17.3 million for the years ended December 31, 2021, 2022 and 2023, respectively, and have incurred additional net losses since inception. As of December 31, 2023, we had cash (including restricted cash) and cash equivalents of $19.3 million, working capital of $23.5 million, and an accumulated deficit of $146.3 million. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facilities. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 3 to our consolidated financial statements included in this Form 10-K. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

Revenue Recognition

We and our subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with our base warranties continue to be recognized as an expense when the products are sold.

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which are not distinct to the customer separate from the SaaS services provided, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of our billings for future services are deferred and classified as a current and long-term liability. The deferred revenue is recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. Payment terms are generally 30 days after invoice date.

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

We earn other service revenues from installation services, training and technical support services which are short-term in nature and revenue for these services is recognized at the time of performance when the service is provided.

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

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on our relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. We generally determine standalone selling prices based on observable prices charged to customers. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic, price lists, our go-to-market strategy and historical and current sales and contract prices. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP.

In certain cases, we are able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. We use a single amount to estimate SSP when it has observable prices. If SSP is not directly observable, for example when pricing is highly variable, we use a range of SSP. We determine the SSP range using information that may include pricing practices or other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer size.

We recognize an asset for the incremental costs of obtaining the contract arising from the sales commissions to employees because we expect to recover those costs through future fees from the customers. We amortize the asset over one to five years because the asset relates to the services transferred to the customer during the contract term of one to five years.

Goodwill and Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate in one reportable segment which is our only reporting unit. We test our goodwill for impairment annually, which is the first day of our fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

We test for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. We performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative revenue multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of the projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model.

The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles, as well as revenue and cost growth relative to history and market trends and expectations. The market multiples approach incorporated judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future. In connection with our goodwill impairment testing as of October 1, 2023, the estimated fair value exceeded its carrying value by approximately 6%.

For the years ended December 31, 2021, 2022 and 2023, we did not incur an impairment charge.

Business Combinations

In accordance with ASC 805, Business Combinations (ASC 805), we recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase to the extent we identify adjustments to the preliminary fair values. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.

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

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2021, 2022 and 2023, interest and penalties were immaterial.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,
	2021 (As restated)	2022 (As restated)	2023

Revenues:
Products	42.0%	41.9%	37.2%
Services	58.0%	58.1%	62.8%
Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	31.5%	31.3%	27.2%
Cost of services	21.1%	20.9%	22.6%
	52.6%	52.2%	49.8%

Gross profit	47.4%	47.8%	50.2%

Operating expenses:
Selling, general and administrative expenses	44.9%	46.7%	53.3%
Research and development expenses	9.1%	6.2%	6.2%
Total operating expenses	53.9%	52.9%	59.5%

Loss from operations	-6.5%	-5.1%	-9.4%
Interest income	0.0%	0.1%	0.1%
Interest expense, net	-2.2%	0.7%	-1.2%
Bargain purchase - Movingdots	0.0%	0.0%	6.8%
Other (expense) income, net	0.0%	0.0%	0.0%

Net loss before income taxes	-8.6%	-4.3%	-3.8%

Income tax expense	-1.5%	-0.6%	-0.4%

Net loss before non-controlling interest	-10.1%	-5.0%	-4.2%
Non-controlling interest	0.0%	0.0%	0.0%

Net loss	-10.1%	-5.0%	-4.2%
Accretion of preferred stock	-4.1%	-4.3%	-5.3%
Preferred stock dividend	-3.3%	-3.1%	-3.4%

Net loss attributable to common stockholders	-17.5%	-12.4%	-12.9%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

REVENUES. Revenues decreased by approximately $2.2 million, or 1.6%, to $133.7 million in 2023 from $135.9 million (as restated) in 2022.

Revenues from products decreased by approximately $7.2 million, or 12.7%, to $49.7 million in 2023 from $56.9 million (as restated) in 2022. The decrease in product revenues was due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, large logistics companies recalibrating demand following aggressive builds during the pandemic, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware-only line of business. These decreases were offset by increases in product revenue in our Powerfleet for Vehicles business in the United States due to new unit purchases from new and existing customers.

Revenues from services increased by approximately $5.0 million, or 6.4%, to $84.0 million in 2023 from $79.0 million (as restated) in 2022. The increase in services revenues was principally due to an increase in our install base that generates service revenue, with revenue growth concentrated in North America where a positive market response to our Unity SaaS product offering has been a significant contributing factor.

COST OF REVENUES. Cost of revenues decreased by approximately $4.3 million, or 6.0%, to $66.7 million in 2023 from $70.9 million in 2022. Gross profit was $67.1 million in 2023 compared to $65.0 million (as restated) in 2022. As a percentage of revenues, gross profit increased to 50.2% in 2023 from 47.8% in 2022.

Cost of products decreased by approximately $6.2 million, or 14.5%, to $36.4 million in 2023 from $42.6 million in 2022. Gross profit for products was $13.3 million in 2023 compared to $14.4 million (as restated) in 2022. As a percentage of product revenues, gross profit increased to 26.8% in 2023 from 25.2% in 2022. The increase in gross profit as a percentage of product revenues was principally due to decisions to stop fulfilling low margin orders and decreases in raw materials costs related to global supply chain issues, which were more prevalent in 2022 than 2023.

Cost of services increased by approximately $1.9 million, or 6.7%, to $30.3 million in 2023 from $28.4 million in 2022. Gross profit for services was $53.7 million in 2023 compared to $50.6 million (as restated) in 2022. As a percentage of service revenues, gross profit minimally decreased to 64.0% in 2023 from 64.1% in 2022. The decrease in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue, offset by reduction due to the commencement of amortization for our Unity SaaS platform.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $7.8 million, or 12.2%, to $71.3 million in 2023 compared to $63.5 million (as restated) in 2022. The increase was principally due to an aggregate of $5.5 million in transaction-related costs in connection with our acquisition of Movingdots GmbH (“Movingdots”) and business combination with MiX Telematics, $2.1 million in SG&A costs incurred by Movingdots after the closing of such transaction, and increased salaries, investments in marketing programs and professional services fees. As a percentage of revenues, SG&A expenses increased to 53.3% in the year ended December 31, 2023, from 46.7% in the same period in 2022.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by approximately $0.1 million, or 1.1%, to $8.4 million in 2023 compared to $8.5 million (as restated) in 2022, principally due to the capitalization of software development expenses for new product development and reduction in salaries and wages offset in part by the acquisition of Movingdots, which added $2.0 million to expenses. As a percentage of revenues, R&D expenses increased to 6.3% in the year ended December 31, 2023 from 6.2% in the same period in 2022.

INTEREST EXPENSE. Interest expense increased by $2.6 million, or 261.2%, to $1.6 million in 2023 from $(1.0) million in 2022, principally due to foreign currency translation gains from the term facilities under the Prior Credit Agreement with Hapoalim.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $17.3 million, or $(0.49) per basic and diluted share, for 2023 as compared to net loss of $16.9 million (as restated), or $(0.48) per basic and diluted share, for the same period in 2022. The increase in net loss was due primarily to transaction costs of $5.5 million with respect to the Movingdots acquisition and the business combination with MiX Telematics, plus incremental SG&A spend from the Movingdots acquisition of $2.1 million, plus an increase in accretion of preferred stock of $1.2 million, offset by the bargain gain on the purchase of Movingdots of $9.0 million.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

REVENUES. Revenues increased by approximately $10.0 million, or 7.9%, to $135.9 million (as restated) in 2022 from $126.0 million (as restated) in 2021.

Revenues from products increased by approximately $4.0 million, or 7.6%, to $56.9 million (as restated) in 2022 from $52.9 million (as restated) in 2021. The increase in product revenues was attributable to an increase in sales by our Powerfleet for Logistics and Powerfleet for Warehouse products.

Revenues from services increased by approximately $5.9 million, or 8.1%, to $79.0 million (as restated) in 2022 from $73.1 million (as restated) in 2021. The increase in services revenues was principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $4.7 million, or 7.1%, to $70.9 million (as restated) in 2022 from $66.2 million (as restated) in 2021. Gross profit was $65.0 million (as restated) in 2022 compared to $59.8 million (as restated) in 2021. As a percentage of revenues, gross profit increased to 47.8% in 2022 from 47.4% in 2021. The minimal increase in gross profit as a percentage of revenues was principally due to less significant increases in raw material costs as a result of global supply chain issues in 2022 than in 2021.

Cost of products increased by approximately $2.9 million, or 7.4%, to $42.6 million in 2022 from $39.6 million (as restated) in 2021. Gross profit for products was $14.4 million (as restated) in 2022 compared to $13.3 million (as restated) in 2021. As a percentage of product revenues, gross profit minimally increased to 25.2% in 2022 from 25.1% in 2021. The gross profit as a percentage of product revenues was impacted by product mix, higher costs associated with supply chain issues, electronic component shortages and inflation.

Cost of services increased by approximately $1.8 million, or 6.7%, to $28.4 million in 2022 from $26.6 million in 2021. Gross profit for services was $50.6 million (as restated) in 2022 compared to $46.5 million (as restated) in 2021. As a percentage of service revenues, gross profit increased to 64.1% in 2022 from 63.6% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $7.0 million, or 12.3%, to $63.5 million (as restated) in 2022 compared to $56.5 million (as restated) in 2021, inclusive of higher foreign currency losses of $0.7 million and higher severance costs of $0.7 million. Other drivers of the increase in expenses include increased salaries and related expenses, professional fees, and marketing and travel expenses. As a percentage of revenues, SG&A expenses increased to 46.7% in the year ended December 31, 2022, from 44.9% in the same period in 2021.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $3.0 million, or 25.9%, to $8.5 million (as restated) in 2022 compared to $11.4 million (as restated) in 2021, principally due to the capitalization of software development expenses for new product development, which increased by $1.7 million in 2022. As a percentage of revenues, R&D expenses decreased to 6.2% in the year ended December 31, 2022 from 9.1% in the same period in 2021.

INTEREST EXPENSE. Interest expense decreased by $3.8 million, or 136.0%, to $(1.0) million in 2022 from $2.8 million in 2021, principally due to foreign currency translation gains from the term facilities under the Prior Credit Agreement with Hapoalim.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $16.9 million (as restated), or $(0.48) per basic and diluted share, for 2022 as compared to net loss of $22.1 million (as restated), or $(0.64) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Headline Loss Earnings (Loss) per Share

In connection with our secondary listing on the Johannesburg Stock Exchange (“JSE”), we are required to calculate and publicly disclose headline earnings (loss) per share and diluted headline earnings (loss) per share. Headline loss per share is calculated using net loss which has been determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Headline loss for the period represents the loss for the period attributable to common stockholders of Powerfleet adjusted for the remeasurements that are more closely aligned to the operating or trading results as set forth below, and headline loss per share represents headline loss divided by the weighted average number of shares of common stock outstanding.

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss for the years ended December 31, 2021 (as restated), 2022 (as restated) and 2023.

	Year Ended December 31,
	2021	2022
(in thousands, except per share data)	(As restated)	(As restated)	2023

Net loss attributable to common stockholders	$(22,068)	$(16,891)	$(17,307)
Adjusted for:
Reversal of Bargain purchase – Movingdots	-	-	(9,034)
Headline loss	(22,068)	(16,891)	(26,341)

Weighted average common shares outstanding on which the net loss attributable to common shareholders per share and headline loss per share has been calculated - basic and diluted	34,571	35,393	35,628

Net loss per share attributable to common stockholders – basic and diluted	$(0.64)	$(0.48)	$(0.49)

Headline loss per share attributable to common stockholders – basic and diluted	$(0.64)	$(0.48)	$(0.74)

Use of Non-GAAP Measures

The above disclosure was prepared for the purpose of complying with the reporting requirements of the JSE and includes certain non-GAAP measures, such as headline earnings (loss) and headline earnings (loss) per common share, and related reconciliations.

Liquidity and Capital Resources

On October 3, 2019, in connection with the completion of the Pointer Merger, we issued and sold 50,000 shares of the Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”) pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as amended, the “Investment Agreement”), for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) were party to the Prior Credit Agreement with Hapoalim, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer. The outstanding amount under the revolving facility was approximately NIS 4,915, or $1,355, as of December 31, 2023.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30 million (comprised of Facility A and Facility B in the aggregate principal amounts of $20 million and $10 million, respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (comprised of Facility C and Facility D in the aggregate principal amounts of $10 million and $10 million, respectively). The Term Facilities will mature on March 18, 2029. The Revolving Facilities are available for successive one-month periods until and including March 18, 2025, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Revolving Facilities.

On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. The proceeds of the Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

The Credit Facilities continue to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Powerfleet Israel and Pointer, except that the Borrowers’ holdings in Pointer do Brasil Comercial Ltda., Pointer Argentina and Pointer South Africa are excluded from such floating charges. No other assets of our company will serve as collateral under the Credit Facilities.

Borrowings under the Term Facilities will bear interest at a variable rate equal to the applicable prime interest rate, plus, in the case of borrowings under Facility A, 2.2% per annum, and, in the case of borrowings under Facility B, 2.3% per annum. Borrowings under Facility C will bear interest, in the case of borrowings made in NIS, at the applicable prime interest rate plus 2.5%, or, in the case of borrowings made in U.S. dollars, at SOFR plus 2.15%. Borrowings under Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Facility D. Borrowings under the Term Facilities will be denominated in NIS, based on the applicable conversion rate at the time of conversion but will be made available to the Borrowers in U.S. dollars if requested by the Borrowers.

Pointer is required to pay a credit allocation fee in NIS, with respect to Facility C, and a non-utilization fee in U.S. dollars, with respect to Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the Revolving Facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such Revolving Facilities.

As a result of global supply chain disruptions, the conflicts between Russia and Ukraine and between Israel and Hamas, rising interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. The Implementation Agreement required, as a condition to closing of the MiX Combination, that we obtain debt and/or equity financing in an amount sufficient to provide for the redemption in full of all outstanding shares of our Series A Preferred Stock. In order to meet this condition, we entered into the Facilities Agreement on March 7, 2024 and shortly thereafter drew down $85 million in cash under the facilities provided thereunder. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Credit Facilities to redeem the full $90.3 million value of the outstanding shares of Series A Preferred Stock.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $146.3 million as of December 31, 2023. We anticipate incurring additional losses until such time that growth in revenue and gross margin from our strategic plan centered on our Unity SaaS platform and Warehouse safety product offerings exceed necessary investments in operating expenses, capital expenditures and debt financing costs.

Management believes our cash and cash equivalents of $19.3 million as of December 31, 2023, in conjunction with the debt proceeds from our lenders, plus cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (May 9, 2024) and service our outstanding obligations.

Capital Requirements

As of December 31, 2023, we had cash (including restricted cash), cash equivalents and marketable securities of $19.3 million and working capital of $23.5 million, compared to cash (including restricted cash) and cash equivalents of $17.9 million and working capital of $36.7 million (as restated) as of December 31, 2022. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facilities. The MiX Combination is also expected to be a source of positive cash flow. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities

Net cash provided by operating activities was $4.4 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $1.2 million (as restated) for the same period in 2022. The net cash provided by operating activities for the year ended December 31, 2023 reflects a net loss of $5.7 million and includes non-cash charges of $3.9 million for stock-based compensation, $9.4 million for depreciation and amortization expense, a gain on bargain purchase of $9.0 million, and $2.8 million for right of use asset amortization. Changes in operating assets and liabilities included:

●	an increase in accounts receivable of $1.5 million;
●	an increase in inventory of $1.7 million;
●	a decrease in lease liabilities of $2.9 million; and
●	an increase in accounts payable and accrued expenses of $4.5 million.

Net cash provided by operating activities was $1.2 million (as restated) for the year ended December 31, 2022, compared to net cash used in operating activities of $5.4 million (as restated) for the same period in 2021. The net cash provided by operating activities for the year ended December 31, 2022 reflects a net loss of $6.8 million (as restated) and includes non-cash charges of $4.3 million for stock-based compensation, $8.3 million for depreciation and amortization expense and $2.8 million for right of use asset amortization. Changes in operating assets and liabilities included:

●	an increase in accounts receivable of $1.4 million (as restated);
●	an increase in inventory of $4.5 million;
●	a decrease in lease liabilities of $2.7 million; and
●	a decrease in accounts payable and accrued expenses of $0.6 (as restated) million.

Investing Activities

Net cash provided by investing activities was $1.5 million for the year ended December 31, 2023, compared to net cash used in investing activities of $6.3 million (as restated) for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $3.6 million for the purchase of fixed assets and $3.5 million (as restated) for capitalized software development costs.

Net cash used in investing activities was $6.3 million (as restated) for the year ended December 31, 2022, compared to net cash used in investing activities of $3.0 million (as restated) for the same period in 2021. The cash used in investing activities for the years ended December 31, 2022 and 2021 was for the purchase of fixed assets and capitalized software development.

Financing Activities

Net cash used in financing activities was $3.7 million for the year ended December 31, 2023, compared to net cash used in financing activities of $0.3 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to the payment in cash of preferred stock dividends totaling $3.4 million compared to $0 in 2022, net of the changes in the repayment of long-term debt and change in short-term debt, net balance.

Net cash used in financing activities was $0.3 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $16.2 million for the same period in 2021. The 2021 period was represented by net proceeds from our stock offering of $26.9 million offset by the net repayment of long-term debt of $5.6 million and the payment of preferred stock dividends of $4.1 million. In 2022, dividends were not paid in cash and the net cash used in financing was primarily from the repayment of long-term debt, net of proceeds from debt.

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

On April 2, 2024, we consummated the MiX Combination, pursuant to which Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics, including those represented by MiX Telematics’ American Depositary Shares, through the implementation of the Scheme in accordance with Sections 114 and 115 of the Companies Act, in exchange for shares of our common stock. As a result, MiX Telematics became our indirect, wholly owned subsidiary.

As a result of the MiX Combination, the combined company remains Powerfleet and our common stock continues to be listed on The Nasdaq Global Market and the Tel Aviv Stock Exchange under the symbol “PWFL.” Additionally, our common stock has been listed on the JSE by way of a secondary inward listing under the symbol “PWR.”

MiX Telematics is a leading global provider of fleet and mobile asset management solutions delivered as SaaS to over one million global subscribers spanning more than 120 countries. MiX Telematics’ products and services provide enterprise fleets, small fleets, and consumers with efficiency, safety, compliance, and security solutions. The MiX Combination is expected to provide us with operational synergies and access to a broader base of customers.

The MiX Combination has been accounted for as a business combination, and we have been identified as the accounting acquirer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. We are evaluating the effect of adopting ASU 2023-07.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. We are evaluating the effect of adopting ASU 2023-09.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments,” which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity’s ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. We adopted ASU No. 2016-13 on January 1, 2023. The adoption of the standard did not result in a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PowerFleet, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 9, 2024 expressed an adverse opinion thereon.

Restatement of 2022 and 2021 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 and 2021 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

At December 31, 2023, the Company reported $83.5 million of goodwill. As discussed in Notes 3 and 9 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the weighted average cost of capital, revenue growth and cost growth all of which are affected by expectations about future operations and market conditions. Further, the identified material weakness relating to management not adequately preparing and maintaining evidence of their review of significant assumptions relating to the annual goodwill impairment assessment affected our audit procedures in this area.

How We Addressed the Matter in Our Audit

To test the fair value of the Company’s reporting unit, we performed audit procedures with the assistance of internal valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, including key performance indicators, and evaluated whether changes in the Company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed a sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We compared the data used in the analysis to supporting documentation and analyses. The nature and extent of our audit procedures considered the inability to rely on controls over management’s goodwill impairment review process as a result of the material weakness described above.

Uncertain Tax Positions

Description of the Matter

As discussed in Note 18 of the consolidated financial statements, the Company has recorded a liability of $0.3 million related to uncertain tax positions as of December 31, 2023. The Company conducts business in the US and various foreign countries and is therefore subject to US federal and state income taxes, as well as income taxes of multiple foreign jurisdictions. Due to the multinational operations of the Company and changes in global income tax laws and regulations, including those in the US, there is complexity in the accounting for and monitoring of the provision for uncertain tax positions.

Auditing management’s identification and measurement of uncertain tax positions involved complex analysis and auditor judgment related to the evaluation of the income tax consequences of changes in income tax laws and regulations in various jurisdictions, which are often subject to interpretation.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, evaluating the Company’s assumptions and the underlying data used to identify its uncertain tax positions and to estimate the amount of the related unrecognized income tax benefits by jurisdiction. We obtained an understanding of the Company’s legal structure by reviewing its organizational charts. Due to the complexity of the tax law in various jurisdictions, we involved our income tax professionals to assess the Company’s interpretation of and compliance with tax laws in these jurisdictions, as well as to identify relevant tax law changes. In certain circumstances, we involved our income tax professionals to evaluate the technical merits of the Company’s tax positions and to evaluate income tax opinions or other third-party advice obtained by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey
May 9, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PowerFleet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, PowerFleet, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design and operation of controls related to the determination of standalone selling price, capitalized software, the Movingdots GmbH business combination, valuation of goodwill, measurement and valuation of the convertible redeemable preferred stock and the financial statement close process, which includes the information technology general controls in the areas of user access and change management over key information technology systems that support the Company’s financial reporting processes, the related process-level information technology dependent manual controls and application controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated May 9, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

May 9, 2024

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2022 (As restated)	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$17,680	$19,022
Restricted cash	309	310
Accounts receivable, net of allowance for credit losses of $2,567 and $2,797 in 2022 and 2023, respectively	32,647	32,440
Inventory, net	22,272	22,602
Deferred costs – current	762	83
Prepaid expenses and other current assets	7,536	7,568
Total current assets	81,206	82,025

Fixed assets, net	9,249	12,383
Goodwill	83,487	83,487
Intangible assets, net	22,908	20,075
Right of use asset	7,820	6,195
Severance payable fund	3,760	3,802
Deferred tax asset	3,308	2,863
Other assets	6,318	6,916
Total assets	$218,056	$217,746

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$10,312	$21,091
Accounts payable and accrued expenses	25,397	30,296
Deferred revenue – current	6,376	5,666
Lease liability – current	2,441	1,503
Total current liabilities	44,526	58,556

Long-term debt – less current maturities	11,403	-
Deferred revenue – less current portion	4,431	4,956
Lease liability – less current portion	5,628	4,908
Accrued severance payable	4,365	4,533
Deferred tax liability	4,901	4,450
Other long-term liabilities	1,788	2,422

Total liabilities	77,042	79,825
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 59 and 60 shares issued and outstanding at December 31, 2022 and December 31, 2023, respectively, at redemption value of $90,273 at December 31, 2023	72,031	80,277

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value;	-	-
Common stock; authorized 75,000 shares, $0.01 par value; 37,605 and 38,716 shares issued at December 31, 2022 and December 31, 2023, respectively; shares outstanding, 36,170 and 37,229 at December 31, 2022 and December 31, 2023, respectively	376	387
Additional paid-in capital	219,055	212,703
Accumulated deficit	(140,806)	(146,281)
Accumulated other comprehensive loss	(1,210)	(616)
Treasury stock; 1,435 and 1,487 common shares at cost at December 31, 2022 and December 31, 2023, respectively	(8,510)	(8,651)

Total Powerfleet, Inc. stockholders’ equity	68,905	57,542
Non-controlling interest	78	102
Total equity	68,983	57,644
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$218,056	$217,746

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2021 (As restated)	2022 (As restated)	2023

Revenues:
Products	$52,902	$56,945	$49,741
Services	73,058	78,967	83,995
Total revenues	125,960	135,912	133,736

Cost of revenues:
Cost of products	39,627	42,569	36,404
Cost of services	26,580	28,350	30,256
	66,207	70,919	66,660

Gross profit	59,753	64,993	67,076

Operating expenses:
Selling, general and administrative expenses	56,496	63,492	71,253
Research and development expenses	11,429	8,472	8,380
Total operating expenses	67,925	71,964	79,633

Loss from operations	(8,172)	(6,971)	(12,557)
Interest income	45	71	103
Interest expense, net	(2,764)	994	(1,602)
Bargain purchase – Movingdots	-	-	9,034
Other (expense) income, net	8	24	(29)

Net loss before income taxes	(10,883)	(5,882)	(5,051)

Income tax expense	(1,888)	(870)	(589)

Net loss before non-controlling interest	(12,771)	(6,752)	(5,640)
Non-controlling interest	5	(2)	(35)

Net loss	(12,766)	(6,754)	(5,675)
Accretion of preferred stock	(5,190)	(5,906)	(7,139)
Preferred stock dividends	(4,112)	(4,231)	(4,493)

Net loss attributable to common stockholders	$(22,068)	$(16,891)	$(17,307)

Net loss per share attributable to common stockholders – basic and diluted	$(0.64)	$(0.48)	$(0.49)

Weighted average common shares outstanding – basic and diluted	34,571	35,393	35,628

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except per share data)

	December 31,
	2021 (As restated)	2022 (As restated)	2023

Net loss attributable to common stockholders	$(22,068)	$(16,891)	$(17,307)

Foreign currency translation adjustment	(8)	(1,601)	594

Total other comprehensive income (loss)	(8)	(1,601)	594

Comprehensive loss	$(22,076)	$(18,492)	$(16,713)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2021 (As issued)	32,280	$323	$206,499	$(121,150)	$399	$(6,858)	$75	$79,288
Restatement adjustments	-	-	(4,713)	(137)	-	-	-	(4,850)
Balance at January 1, 2021 (As restated)	32,280	323	201,786	(121,287)	399	(6,858)	75	74,438
Net loss attributable to common stockholders (As restated)	-	-	(9,303)	(12,765)	-	-	-	(22,068)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	-	-	-	-	(8)	-	16	8
Issuance of restricted shares	449	5	(4)	-	-	-	-	1
Forfeiture of restricted shares	(89)	(1)	-	-	-	-	-	(1)
Vesting of restricted stock units	39	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	156	2	875	-	-	-	-	877
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(794)	-	(794)
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Stock based compensation	-	-	4,676	-	-	-	-	4,676
Balance at December 31, 2021 (As restated)	37,263	$373	$224,852	$(134,052)	$391	$(8,299)	$86	$83,351
Net loss attributable to common stockholders (As restated)	-	-	(10,137)	(6,754)	-	-	-	(16,891)
Net income attributable to non-controlling interest	-	-	-	-	-	-	2	2
Foreign currency translation adjustment	-	-	-	-	(1,601)	-	(10)	(1,611)
Issuance of restricted shares	492	5	(5)	-	-	-	-	-
Forfeiture of restricted shares	(186)	(2)	2	-	-	-	-	-
Vesting of restricted stock units	36	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(211)	-	(211)
Stock based compensation	-	-	4,343	-	-	-	-	4,343
Balance at December 31, 2022 (As restated)	37,605	$376	$219,055	$(140,806)	$(1,210)	$(8,510)	$78	$68,983
Retained earnings adjustment for adoption of ASU 2016-13	-	-	-	200	-	-	-	200
Net loss attributable to common stockholders (As restated)	-	-	(11,632)	(5,675)	-	-	-	(17,307)
Net income attributable to non-controlling interest	-	-	-	-	-	-	35	35
Warrant issued in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Foreign currency translation adjustment	-	-	-	-	594	-	(11)	583
Issuance of restricted shares	1,247	13	(13)	-	-	-	-	-
Forfeiture of restricted shares	(152)	(2)	2	-	-		-	-
Exercise of stock options	16	-	36	-	-	-	-	36
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(141)	-	(141)
Stock based compensation	-	-	3,908	-	-	-	-	3,908
Balance at December 31, 2023	38,716	$387	$212,703	$(146,281)	$(616)	$(8,651)	$102	$57,644

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Year Ended December 31,
	2021 (As restated)	2022 (As restated)	2023

Cash flows from operating activities:
Net loss	$(12,766)	$(6,754)	$(5,675)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(5)	2	35
Gain on bargain purchase	-	-	(9,034)
Inventory reserve	(22)	149	1,500
Stock based compensation expense	4,676	4,343	3,908
Depreciation and amortization	8,553	8,262	9,445
Right-of-use assets, non-cash lease expense	2,908	2,756	2,814
Bad debt expense	997	66	1,767
Deferred income taxes	1,888	708	(6)
Other non-cash items	305	707	103
Changes in:
Accounts receivable	(9,549)	(1,368)	(1,460)
Inventory	(5,943)	(4,473)	(1,743)
Prepaid expenses and other assets	(2,860)	(816)	791
Deferred costs	2,990	1,608	679
Deferred revenue	(1,767)	(627)	(295)
Accounts payable and accrued expenses	8,140	(533)	4,440
Lease liabilities	(2,790)	(2,739)	(2,851)
Accrued severance payable, net	(145)	(42)	(21)

Net cash (used in) provided by operating activities	(5,390)	1,249	4,397

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	8,722
Purchase of investments	-	(100)	(100)
Capitalized software development costs	(627)	(2,219)	(3,629)
Capital expenditures	(2,400)	(4,011)	(3,464)

Net cash (used in) provided by investing activities	(3,027)	(6,330)	1,529

Cash flows from financing activities:
Net proceeds from stock offering	26,867	-	-
Repayment of long-term debt	(5,571)	(5,659)	(4,408)
Short-term bank debt, net	(270)	5,709	4,321
Purchase of treasury stock upon vesting of restricted stock	(794)	(211)	(141)
Repayment of financing lease	(138)	(121)	(129)
Payment of preferred stock dividend	(4,112)	-	(3,385)
Proceeds from exercise of stock options, net	229	-	36

Net cash (used in) provided by financing activities	16,211	(282)	(3,706)

Effect of foreign exchange rate changes on cash and cash equivalents	531	(3,408)	(877)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,325	(8,771)	1,343
Cash, cash equivalents and restricted cash - beginning of year	18,435	26,760	17,989

Cash, cash equivalents and restricted cash - end of year	$26,760	$17,989	$19,332

Reconciliation of cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	18,127	26,452	17,680
Restricted cash	308	308	309
Cash, cash equivalents, and restricted cash, beginning of year	$18,435	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	26,452	17,680	19,022
Restricted cash	308	309	310
Cash, cash equivalents, and restricted cash, end of year	$26,760	$17,989	$19,332

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$58	$63	$175
Interest	$1,474	$1,308	$1,656

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$647	$-	$-
Value of warrant issued in connection with Movingdots acquisition	$-	$-	$1,347
Value of licensed intellectual property acquired in connection with Movingdots acquisition	$-	$-	$1,517
Preferred stock dividends paid in shares	$-	$4,231	$1,108

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2023

In thousands (except per share data)

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY

The Company is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

I.D. Systems, Inc. was incorporated in the State of Delaware in 1993. Powerfleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which the Company acquired Pointer Telocation Ltd. (the “Pointer Merger”) and commenced operations on October 3, 2019, upon the closing of the Pointer Merger.

Impact of Macroeconomic Conditions and Supply Chain Disruptions

Higher interest rates and inflation, fluctuations in currency values, and the conflicts between Russia and Ukraine and between Israel and Hamas have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. The extent of the impact of such conditions on our business and financial results will depend largely on future developments that cannot be accurately predicted at this time, including the duration of higher interest rates and inflation, the resilience of currency values, and the resolution or escalation of geopolitical conflicts, particularly those between Russia and Ukraine and between Israel and Hamas, and the impact of these and other factors on capital and financial markets and the related impact on the financial circumstances of our employees, customers and suppliers.

In addition, the Company has experienced a significant impact to its supply chain given the challenges stemming from ongoing macroeconomic conditions, including delays in supply chain deliveries, extended lead times and shortages of certain key components, some raw material cost increases and slowdowns at certain production facilities. As a result of these supply chain issues, the Company has had to increase its volume of inventory beginning in 2022 to ensure supply. The Company incurred supply chain constraint expenses which lowered its gross margins and decreased its profitability primarily during the last six months of 2021 and first nine months of 2022.  The supply chain disruptions have delayed and may continue to delay the timing of some orders and expected deliveries of the Company’s products. If the impact of the supply chain disruptions is more severe than the Company expects, it could result in longer lead times, inventory supply challenges and further increased costs, all of which could result in the deterioration of the Company’s results, potentially for a longer period than currently anticipated.

As of the date of these audited consolidated financial statements, the full extent to which global economic conditions and geopolitical conflicts may materially impact the Company’s business, results of operations and financial condition is uncertain.

Liquidity

As of December 31, 2023, the Company had cash (including restricted cash) and cash equivalents of $19,300 and working capital of $23,500. The Company’s primary sources of cash are cash flows from sales of products and services, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facilities. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) were party to a Credit Agreement (the “Prior Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (“NIS”) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amounts of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The Company borrowed net NIS 4,915, or $1,355, under the revolving credit facility as of December 31, 2023. See Note 12 for additional information.

On March 18, 2024, the Borrowers entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (comprised of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively). On March 18, 2024, Powerfleet Israel drew down $30,000 in cash under the term loan facilities and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. The proceeds of the revolving facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

On April 2, 2024, the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company, and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The Implementation Agreement required, as a condition to closing of the MiX Combination, that the Company obtain a debt and/or equity financing in an amount sufficient to provide for the redemption in full of all outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). In order to meet this condition, the Company entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) on March 7, 2024 and shortly thereafter drew down $85,000 in cash under the Facilities Agreement. On April 2, 2024, concurrently with the closing of the MiX Combination, the Company used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of credit facilities with Hapoalim to redeem in full $90,300 for the outstanding shares of the Series A Preferred Stock.

See Note 20 for additional information on the financings that occurred after the year ended December 31, 2023.

Management believes the Company’s cash and cash equivalents of $19.3 million as of December 31, 2023 in conjunction with cash generated from the execution of its strategic plan over the next 12 months, and proceeds from the debt agreements are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (May 9, 2024) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Description of Restatement Adjustments

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2023, the Company determined that the accounting for the redemption premium associated with the Series A Preferred Stock was understated resulting in an understatement of “net loss attributable to common stockholders” and “net loss per share attributable to common stockholders” for each period, an understatement of the value of the convertible redeemable preferred stock as of each balance sheet date, and an overstatement of the additional paid-in capital as of each balance sheet date. The required adjustments to correct the redemption value of the calculation of the Series A Preferred Stock and the related accretion of the value of the preferred stock in the consolidated statement of operations include the recording of a non-cash accretion resulting in an increase in the net loss attributable to common stockholders, an increase in the “convertible redeemable preferred stock”, and a decrease of “additional paid-in capital” for all annual and interim periods in fiscal years 2021, 2022, and through September 30, 2023.

The correction of the error results in reporting the value of the convertible preferred stock including the accretion to the redemption value from the date of original issuance through each balance sheet date applying the interest method. The Company determined that it is appropriate to restate the financial statements for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years included in this Annual Report on Form 10-K in addition to correcting other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments.

The following tables present the impact of all of these adjustments on the Company’s previously reported consolidated financial statements. The “As Reported” amounts in the following tables are amounts derived from the Company’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. The amounts in the columns labeled “Redemption Premium Adjustment” represent the effect of adjustments resulting from the correction of the understatement of the Company’s net loss attributable to common stockholders and net loss per share attributable to common stockholders for each period for each period, as well as the impact of the cumulative amount on the value of the convertible redeemable preferred stock and additional paid-in capital as of each balance sheet date. The amounts in the columns labeled “Other Adjustments” represent the effect of other adjustments that relate to other unrelated errors in previously filed financial statements that were not material, individually or in the aggregate, to such filed financial statements. The effects of the restatement have been corrected in all impacted tables and footnotes throughout these consolidated financial statements.

Consolidation Financial Statements – Restatement Reconciliation Tables

Audited Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Balance Sheet as of December 31, 2022:

	December 31, 2022 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$17,680	$-	$-	$17,680
Restricted cash	309	-	-	309
Accounts receivable	32,493	-	154	32,647
Inventory, net	22,272	-	-	22,272
Deferred costs - current	762	-	-	762
Prepaid expenses and other current assets	7,709	-	(173)	7,536
Total current assets	81,225	-	(19)	81,206

Deferred costs less current portion	-	-	-	-
Fixed assets, net	9,249	-	-	9,249
Goodwill	83,487	-	-	83,487
Intangible assets, net	22,908	-	-	22,908
Right of use asset	7,820	-	-	7,820
Severance payable fund	3,760	-	-	3,760
Deferred tax asset	3,225	-	83	3,308
Other assets	5,761	-	557	6,318
Total assets	$217,435	$-	$621	$218,056

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$10,312	$-	$-	$10,312
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	26,598	-	(1,201)	25,397
Deferred revenue - current	6,363	-	13	6,376
Lease liability - current	2,441	-	-	2,441
Total current liabilities	45,714	-	(1,188)	44,526

Long-term debt - less current maturities	11,403	-	-	11,403
Deferred revenue - less current portion	4,390	-	41	4,431
Lease liability - less current portion	5,628	-	-	5,628
Accrued severance payable	4,365	-	-	4,365
Deferred tax liability	4,919	-	(18)	4,901
Other long-term liabilities	636	-	1,152	1,788

Total liabilities	77,055	-	(13)	77,042
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	57,565	14,466	-	72,031

Preferred stock	-	-	-	-
Common stock	376	-	-	376
Additional paid-in capital	233,521	(14,466)	-	219,055
Accumulated deficit	(141,440)	-	634	(140,806)
Accumulated other comprehensive loss	(1,210)	-	-	(1,210)
Treasury stock	(8,510)	-	-	(8,510)
STOCKHOLDERS’ EQUITY
Total Powerfleet, Inc. stockholders’ equity	82,737	(14,466)	634	68,905
Non-controlling interest	78	-	-	78
Total equity	82,815	(14,466)	634	68,983
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$217,435	$-	$621	$218,056

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2021:

	Year Ended December 31, 2021 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

Revenues:
Products	$52,981	$-	$(79)	$52,902
Services	73,227	-	(169)	73,058
Total revenues	126,208	-	(248)	125,960

Cost of revenues:
Cost of products	39,445	-	182	39,627
Cost of services	26,580	-	-	26,580
	66,025	-	182	66,207

Gross profit	60,183	-	(430)	59,753

Operating expenses:
Selling, general and administrative expenses	57,100	-	(604)	56,496
Research and development expenses	11,058	-	371	11,429
Total operating expenses	68,158	-	(233)	67,925

Loss from operations	(7,975)	-	(197)	(8,172)
Interest income	45	-	-	45
Interest expense, net	(2,764)	-	-	(2,764)
Bargain purchase – Movingdots	-	-	-	-
Other (expense) income, net	8	-	-	8

Net loss before income taxes	(10,686)	-	(197)	(10,883)

Income tax (expense) benefit	(2,607)	-	719	(1,888)

Net loss before non-controlling interest	(13,293)	-	522	(12,771)
Non-controlling interest	5	-	-	5

Net loss	(13,288)	-	522	(12,766)
Accretion of preferred stock	(672)	(4,518)	-	(5,190)
Preferred stock dividends	(4,112)	-	-	(4,112)

Net loss attributable to common stockholders	$(18,072)	$(4,518)	$522	$(22,068)

Net loss per share attributable to common stockholders – basic and diluted	$(0.52)	$(0.13)	$0.02	$(0.64)

Weighted average common shares outstanding – basic and diluted	34,571	34,571	34,571	34,571

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Operations for the year ended December 31, 2022:

	Year Ended December 31, 2022 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

Revenues:
Products	$56,313	$-	$632	$56,945
Services	78,844	-	123	78,967
Total revenues	135,157	-	755	135,912

Cost of revenues:
Cost of products	42,636	-	(67)	42,569
Cost of services	28,350	-	-	28,350
	70,986	-	(67)	70,919

Gross profit	64,171	-	822	64,993

Operating expenses:
Selling, general and administrative expenses	63,001	-	491	63,492
Research and development expenses	8,964	-	(492)	8,472
Total operating expenses	71,965	-	(1)	71,964

Loss from operations	(7,794)	-	823	(6,971)
Interest income	71	-	-	71
Interest expense, net	994	-	-	994
Bargain purchase – Movingdots	-	-	-	-
Other (expense) income, net	24	-	-	24

Net loss before income taxes	(6,705)	-	823	(5,882)

Income tax (expense) benefit	(296)	-	(574)	(870)

Net loss before non-controlling interest	(7,001)	-	249	(6,752)
Non-controlling interest	(2)	-	-	(2)

Net loss	(7,003)	-	249	(6,754)
Accretion of preferred stock	(671)	(5,235)	-	(5,906)
Preferred stock dividends	(4,231)	-	-	(4,231)

Net loss attributable to common stockholders	$(11,905)	$(5,235)	$249	$(16,891)

Net loss per share attributable to common stockholders – basic and diluted	$(0.34)	$(0.15)	$0.01	$(0.48)

Weighted average common shares outstanding – basic and diluted	35,393	35,393	35,393	35,393

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2022, respectively:

	Additional Paid-In Capital				Accumulated Deficit

CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	As Reported	Redemption premium adjustment	Other Adjustments	As Restated	As Reported	Redemption premium adjustment	Other Adjustments	As Restated
Balance at December 31, 2020	$206,499	$(4,713)	$-	$201,786	$(121,150)	$-	$(137)	$(121,287)
Net loss attributable to common stockholders	(4,785)	(4,518)	-	(9,303)	(13,287)	-	522	(12,765)
Issuance of restricted shares	(4)	-	-	(4)	-	-	-	-
Shares issued pursuant to exercise of stock options	875	-	-	875	-	-	-	-
Common shares issued, net of issuance costs	26,822	-	-	26,822	-	-	-	-
Stock based compensation	4,676	-	-	4,676	-	-	-	-
Balance at December 31, 2021	$234,083	$(9,231)	$-	$224,852	$(134,437)	$-	$385	$(134,052)
Net loss attributable to common stockholders	(4,902)	(5,235)	-	(10,137)	(7,003)	-	249	(6,754)
Issuance of restricted shares	(5)	-	-	(5)	-	-	-	-
Forfeiture of restricted shares	2	-	-	2	-	-	-	-
Stock based compensation	4,343	-	-	4,343	-	-	-	-
Balance at December 31, 2022	$233,521	$(14,466)	$-	$219,055	$(141,440)	$-	$634	$(140,806)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Comprehensive Loss for the years ended December 31, 2021 and 2022, respectively:

	Year Ended December 31,
	2021 (As restated)				2022 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(18,072)	$(4,518)	$522	$(22,068)	$(11,905)	$(5,235)	$249	$(16,891)

Foreign currency translation adjustment	(8)	-	-	(8)	(1,601)	-	-	(1,601)

Total other comprehensive loss	(8)	-	-	(8)	(1,601)	-	-	(1,601)

Comprehensive loss	$(18,080)	$(4,518)	$522	$(22,076)	$(13,506)	$(5,235)	$249	$(18,492)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2021:

	Year Ended December 31,
	2021 (As restated)
	As Reported	Other Adjustments	As Restated
Cash flows from operating activities
Net loss	$(13,288)	$522	$(12,766)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	(5)	-	(5)
Gain on bargain purchase	-	-	-
Inventory reserve	(22)	-	(22)
Stock based compensation expense	4,676	-	4,676
Depreciation and amortization	8,553	-	8,553
Right-of-use assets, non-cash lease expense	2,859	49	2,908
Bad debt expense	1,442	(445)	997
Deferred income taxes	2,607	(719)	1,888
Other non-cash items	305	-	305
Changes in:
Accounts receivable	(9,643)	94	(9,549)
Inventory	(6,058)	115	(5,943)
Prepaid expenses and other assets	(2,918)	58	(2,860)
Deferred costs	3,349	(359)	2,990
Deferred revenue	(2,290)	523	(1,767)
Accounts payable and accrued expenses	8,300	(160)	8,140
Lease liabilities	(2,741)	(49)	(2,790)
Accrued severance payable, net	(145)	-	(145)

Net cash used in operating activities	(5,019)	(371)	(5,390)

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	-
Purchase of investments	-	-	-
Capitalized software development costs	(627)	-	(627)
Capital expenditures	(2,771)	371	(2,400)

Net cash (used in) provided by investing activities	(3,398)	371	(3,027)

Cash flows from financing activities:
Net proceeds from stock offering	26,867	-	26,867
Repayment of long-term debt	(5,571)	-	(5,571)
Repayment of financing lease	(138)	-	(138)
Short-term bank debt, net	(270)	-	(270)
Purchase of treasury stock upon vesting of restricted stock	(794)	-	(794)
Payment of preferred stock dividend	(4,112)	-	(4,112)
Proceeds from exercise of stock options, net	229	-	229

Net cash used in financing activities	16,211	-	16,211

Effect of foreign exchange rate changes on cash and cash equivalents	531	-	531
Net increase in cash, cash equivalents and restricted cash	8,325	-	8,325
Cash, cash equivalents and restricted cash – beginning of period	18,435	-	18,435

Cash, cash equivalents and restricted cash – end of period	$26,760	$-	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	18,127	-	18,127
Restricted cash	308	-	308
Cash, cash equivalents, and restricted cash, beginning of period	$18,435	$-	$18,435

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	26,452	-	26,452
Restricted cash	308	-	308
Cash, cash equivalents, and restricted cash, end of period	$26,760	$-	$26,760

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	58	-	58
Interest	1,474	-	1,474

Noncash investing and financing activities:
Value of shares withheld pursuant to exercise of stock options	$647	$-	$647

The following table presents the impact of the financial statement adjustments on the Company’s previously reported Consolidated Statement of Cash Flows for the year ended December 31, 2022:

	Year Ended December 31,
	2022 (As restated)
Cash flows from operating activities	As Reported	Other Adjustments	As Restated
Net loss	$(7,003)	$249	$(6,754)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	2	-	2
Gain on bargain purchase	-	-	-
Inventory reserve	149	-	149
Stock based compensation expense	4,343	-	4,343
Depreciation and amortization	8,262	-	8,262
Right-of-use assets, non-cash lease expense	2,756	-	2,756
Bad debt expense	66	-	66
Deferred income taxes	134	574	708
Other non-cash items	707	-	707
Changes in:
Accounts receivable	(1,638)	270	(1,368)
Inventory	(4,473)	-	(4,473)
Prepaid expenses and other assets	(374)	(442)	(816)
Deferred costs	1,249	359	1,608
Deferred revenue	(158)	(469)	(627)
Accounts payable and accrued expenses	(484)	(49)	(533)
Lease liabilities	(2,739)	-	(2,739)
Accrued severance payable, net	(42)	-	(42)

Net cash provided by operating activities	757	492	1,249

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	-
Purchase of investments	(100)	-	(100)
Capitalized software development costs	(2,219)	-	(2,219)
Capital expenditures	(3,519)	(492)	(4,011)

Net cash used in investing activities	(5,838)	(492)	(6,330)

Cash flows from financing activities:
Net proceeds from stock offering	-	-	-
Repayment of long-term debt	(5,659)	-	(5,659)
Repayment of financing lease	(121)	-	(121)
Short-term bank debt, net	5,709	-	5,709
Purchase of treasury stock upon vesting of restricted stock	(211)	-	(211)
Payment of preferred stock dividend	-	-	-
Proceeds from exercise of stock options, net	-	-	-

Net cash used in financing activities	(282)	-	(282)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,408)	-	(3,408)
Net decrease in cash, cash equivalents and restricted cash	(8,771)	-	(8,771)
Cash, cash equivalents and restricted cash – beginning of period	26,760	-	26,760

Cash, cash equivalents and restricted cash – end of period	$17,989	$-	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	-	26,452
Restricted cash	308	-	308
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$-	$26,760

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	17,680	-	17,680
Restricted cash	309	-	309
Cash, cash equivalents, and restricted cash, end of period	$17,989	$-	$17,989

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	63	-	63
Interest	1,308	-	1,308

Noncash investing and financing activities:
Preferred stock dividends paid in shares	$4,231	$--	$4,231

Unaudited Financial Statements

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of March 31, 2022:

	March 31, 2022 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$20,559	$-	$-	$20,559
Restricted cash	308	-	-	308
Accounts receivable	31,861	-	55	31,916
Inventory, net	20,313	-	-	20,313
Deferred costs – current	1,416	-	-	1,416
Prepaid expenses and other current assets	10,716	-	-	10,716
Total current assets	85,173	-	55	85,228

Deferred costs less current portion	224	-	-	224
Fixed assets, net	8,532	-	-	8,532
Goodwill	83,487	-	-	83,487
Intangible assets, net	24,848	-	-	24,848
Right of use asset	9,597	-	-	9,597
Severance payable fund	4,282	-	-	4,282
Deferred tax asset	4,977	-	-	4,977
Other assets	4,778	-	91	4,869
Total assets	$225,898	$-	$146	$226,044

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$6,006	$-	$-	$6,006
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	28,777	-	(814)	27,963
Deferred revenue current	7,168	-	97	7,265
Lease liability – current	2,718	-	-	2,718
Total current liabilities	44,669	-	(717)	43,952

Long-term debt – less current maturities	16,258	-	-	16,258
Deferred revenue – less current portion	4,466	-	-	4,466
Lease liability – less current portion	7,128	-	-	7,128
Accrued severance payable	4,857	-	-	4,857
Deferred tax liability	5,305	-	(14)	5,291
Other long-term liabilities	738	-	814	1,552

Total liabilities	83,421	-	83	83,504
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	53,859	10,414	-	64,273

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	376	-	-	376
Additional paid-in capital	233,342	(10,414)	317	223,245
Accumulated deficit	(137,366)	-	(159)	(137,525)
Accumulated other comprehensive loss	644	-	(95)	549
Treasury stock	(8,480)	-	-	(8,480)

Total Powerfleet, Inc. stockholders’ equity	88,516	(10,414)	63	78,165
Non-controlling interest	102	-	-	102
Total equity	88,618	(10,414)	63	78,267
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$225,898	$-	$146	$226,044

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of June 30, 2022:

	June 30, 2022 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$17,703	$-	$-	$17,703
Restricted cash	309	-	-	309
Accounts receivable	33,491	-	(3)	33,488
Inventory, net	23,540	-	-	23,540
Deferred costs – current	1,315	-	-	1,315
Prepaid expenses and other current assets	9,020	-	(78)	8,942
Total current assets	85,378	-	(81)	85,297

Deferred costs less current portion	-	-	-	-
Fixed assets, net	8,333	-	-	8,333
Goodwill	83,487	-	-	83,487
Intangible assets, net	24,022	-	-	24,022
Right of use asset	8,463	-	-	8,463
Severance payable fund	3,610	-	-	3,610
Deferred tax asset	4,395	-	(448)	3,947
Other assets	5,063	-	(41)	5,022
Total assets	$222,751	$-	$(570)	$222,181

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$7,794	$-	$-	$7,794
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	29,233	-	(997)	28,236
Deferred revenue – current	7,331	-	-	7,331
Lease liability – current	2,494	-	-	2,494
Total current liabilities	46,852	-	(997)	45,855

Long-term debt – less current maturities	13,408	-	-	13,408
Deferred revenue – less current portion	4,139	-	-	4,139
Lease liability – less current portion	6,237	-	-	6,237
Accrued severance payable	4,118	-	-	4,118
Deferred tax liability	5,091	-	(10)	5,081
Other long-term liabilities	647	-	997	1,644
		-
Total liabilities	80,492	-	(10)	80,482
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	55,074	11,678	-	66,752

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	375	-	-	375
Additional paid-in capital	233,756	(11,678)	-	222,078
Accumulated deficit	(137,484)	-	(448)	(137,932)
Accumulated other comprehensive loss	(1,062)	-	(112)	(1,174)
Treasury stock	(8,485)	-	-	(8,485)

Total Powerfleet, Inc. stockholders’ equity	87,100	(11,678)	(560)	74,862
Non-controlling interest	85	-	-	85
Total equity	87,185	(11,678)	(560)	74,947
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$222,751	$-	$(570)	$222,181

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of September 30, 2022:

	September 30, 2022 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$16,703	$-	$-	$16,703
Restricted cash	309	-	-	309
Accounts receivable	33,352	-	39	33,391
Inventory, net	23,572	-	-	23,572
Deferred costs - current	1,025	-	-	1,025
Prepaid expenses and other current assets	8,868	-	(78)	8,790
Total current assets	83,829	-	(39)	83,790

Deferred costs less current portion	-	-	-	-
Fixed assets, net	8,994	-	-	8,994
Goodwill	83,487	-	-	83,487
Intangible assets, net	23,312	-	-	23,312
Right of use asset	7,999	-	-	7,999
Severance payable fund	3,614	-	-	3,614
Deferred tax asset	3,740	-	-	3,740
Other assets	5,086	-	184	5,270
Total assets	$220,061	$-	$145	$220,206

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$9,366	$-	$-	$9,366
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	28,818	-	(1,114)	27,704
Deferred revenue - current	6,523	-	-	6,523
Lease liability - current	2,464	-	-	2,464
Total current liabilities	47,171	-	(1,114)	46,057

Long-term debt - less current maturities	11,914	-	-	11,914
Deferred revenue - less current portion	4,208	-	-	4,208
Lease liability - less current portion	5,793	-	-	5,793
Accrued severance payable	4,148	-	-	4,148
Deferred tax liability	5,182	-	(9)	5,173
Other long-term liabilities	628	-	1,126	1,754

Total liabilities	79,044	-	3	79,047
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	56,309	13,032	-	69,341

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	376	-	-	376
Additional paid-in capital	233,590	(13,032)	-	220,558
Accumulated deficit	(139,784)	-	250	(139,534)
Accumulated other comprehensive loss	(1,050)	-	(108)	(1,158)
Treasury stock	(8,492)	-	-	(8,492)

Total Powerfleet, Inc. stockholders’ equity	84,640	(13,032)	142	71,750
Non-controlling interest	68	-	-	68
Total equity	84,708	(13,032)	142	71,818
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$220,061	$-	$145	$220,206

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of March 31, 2023:

	March 31, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$24,780	$-	$-	$24,780
Restricted cash	309	-	-	309
Accounts receivable	31,442	-	145	31,587
Inventory, net	22,649	-	-	22,649
Deferred costs – current	523	-	-	523
Prepaid expenses and other current assets	7,959	-	-	7,959
Total current assets	87,662	-	145	87,807

Deferred costs less current portion	-	-	-	-
Fixed assets, net	9,953	-	(12)	9,941
Goodwill	83,487	-	-	83,487
Intangible assets, net	22,328	-	(45)	22,283
Right of use asset	7,332	-	-	7,332
Severance payable fund	3,684	-	-	3,684
Deferred tax asset	2,496	-	97	2,593
Other assets	5,984	-	658	6,642
Total assets	$222,926	$-	$843	$223,769

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$9,359	$-	$-	$9,359
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	27,682	-	(1,446)	26,236
Deferred revenue – current	6,327	-	33	6,360
Lease liability – current	2,481	-	-	2,481
Total current liabilities	45,849	-	(1,413)	44,436

Long-term debt – less current maturities	10,638	-	-	10,638
Deferred revenue – less current portion	4,378	-	109	4,487
Lease liability – less current portion	5,065	-	-	5,065
Accrued severance payable	4,396	-	-	4,396
Deferred tax liability	4,593	-	(9)	4,584
Other long-term liabilities	623	-	1,446	2,069

Total liabilities	75,542	-	133	75,675
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	58,840	15,952	-	74,792

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	376	-	-	376
Additional paid-in capital	234,425	(15,952)	-	218,473
Accumulated deficit	(136,671)	-	710	(135,961)
Accumulated other comprehensive loss	(1,098)	-	-	(1,098)
Treasury stock	(8,554)	-	-	(8,554)

Total Powerfleet, Inc. stockholders’ equity	88,478	(15,952)	710	73,236
Non-controlling interest	66	-	-	66
Total equity	88,544	(15,952)	710	73,302
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$222,926	$-	$843	$223,769

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of June 30, 2023:

	June 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$21,729	$-	$-	$21,729
Restricted cash	309	-	-	309
Accounts receivable	31,318	-	(39)	31,279
Inventory, net	22,125	-	-	22,125
Deferred costs – current	338	-	-	338
Prepaid expenses and other current assets	7,298	-	-	7,298
Total current assets	83,117	-	(39)	83,078

Deferred costs less current portion	-	-	-	-
Fixed assets, net	10,226	-	(65)	10,161
Goodwill	83,487	-	-	83,487
Intangible assets, net	21,871	-	(91)	21,780
Right of use asset	6,936	-	-	6,936
Severance payable fund	3,566	-	-	3,566
Deferred tax asset	1,942	-	97	2,039
Other assets	6,131	-	625	6,756
Total assets	$217,276	$-	$527	$217,803

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$11,197	$-	$-	$11,197
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	24,960	-	(1,571)	23,389
Deferred revenue – current	6,193	-	37	6,230
Lease liability – current	2,448	-	-	2,448
Total current liabilities	44,798	-	(1,534)	43,264

Long-term debt – less current maturities	9,940	-	-	9,940
Deferred revenue – less current portion	4,582	-	126	4,708
Lease liability – less current portion	4,715	-	-	4,715
Accrued severance payable	4,284	-	-	4,284
Deferred tax liability	4,030	-	(54)	3,976
Other long-term liabilities	668	-	1,571	2,239

Total liabilities	73,017	-	109	73,126
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	59,008	17,557	-	76,565

STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-
Common stock	377	-	-	377
Additional paid-in capital	234,015	(17,557)	-	216,458
Accumulated deficit	(139,648)	-	418	(139,230)
Accumulated other comprehensive loss	(998)	-	-	(998)
Treasury stock	(8,558)	-	-	(8,558)

Total Powerfleet, Inc. stockholders’ equity	85,188	(17,557)	418	68,049
Non-controlling interest	63	-	-	63
Total equity	85,251	(17,557)	418	68,112
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$217,276	$-	$527	$217,803

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Balance Sheet as of September 30, 2023:

	September 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$19,297	$-	$-	$19,297
Restricted cash	310	-	-	310
Accounts receivable	33,606	-	188	33,794
Inventory, net	21,055	-	-	21,055
Deferred costs - current	191	-	-	191
Prepaid expenses and other current assets	8,721	-	-	8,721
Total current assets	83,180	-	188	83,368

Deferred costs less current portion	-	-	-	-
Fixed assets, net	10,222	-	(119)	10,103
Goodwill	83,487	-	-	83,487
Intangible assets, net	21,157	-	(136)	21,021
Right of use asset	6,490	-	-	6,490
Severance payable fund	3,427	-	-	3,427
Deferred tax asset	1,915	-	97	2,012
Other assets	6,228	-	653	6,881
Total assets	$216,106	$-	$683	$216,789

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$12,137	$-	$-	$12,137
Convertible note payable	-	-	-	-
Accounts payable and accrued expenses	28,109	-	(1,656)	26,453
Deferred revenue – current	6,101	-	37	6,138
Lease liability – current	2,286	-	-	2,286
Total current liabilities	48,633	-	(1,619)	47,014

Long-term debt – less current maturities	9,617	-	-	9,617
Deferred revenue – less current portion	4,804	-	123	4,927
Lease liability – less current portion	4,415	-	-	4,415
Accrued severance payable	4,142	-	-	4,142
Deferred tax liability	4,283	-	(21)	4,262
Other long-term liabilities	649	-	1,656	2,305

Total liabilities	76,543	-	139	76,682
Commitments and Contingencies (note 19)

Convertible redeemable preferred stock	59,176	19,224	-	78,400

STOCKHOLDERS’ EQUITY
Preferred stock		-
Common stock	387	-	-	387
Additional paid-in capital	233,811	(19,224)	-	214,587
Accumulated deficit	(143,322)	-	544	(142,778)
Accumulated other comprehensive loss	(1,904)	-	-	(1,904)
Treasury stock	(8,648)	-	-	(8,648)

Total Powerfleet, Inc. stockholders’ equity	80,324	(19,224)	544	61,644
Non-controlling interest	63	-	-	63
Total equity	80,387	(19,224)	544	61,707
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$216,106	$-	$683	$216,789

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Operations for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31, 2022 (As restated)				Three Months Ended March 31, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Revenues:
Products	$14,392	$-	$127	$14,519	$12,404	$-	$104	$12,508
Services	18,769	-	-	18,769	20,435	-	(91)	20,344
Total revenues	33,161	-	127	33,288	32,839	-	13	32,852

Cost of revenues:
Cost of products	11,978	-	(67)	11,911	9,002	-	-	9,002
Cost of services	6,784	-		6,784	7,219	-	57	7,276
	18,762	-	(67)	18,695	16,221	-	57	16,278

Gross profit	14,399	-	194	14,593	16,618	-	(44)	16,574

Operating expenses:
Selling, general and administrative expenses	14,912	-	665	15,577	16,787	-	154	16,941
Research and development expenses	3,229	-	(492)	2,737	1,723	-	-	1,723
Total operating expenses	18,141	-	173	18,314	18,510	-	154	18,664

Loss from operations	(3,742)	-	21	(3,721)	(1,892)	-	(198)	(2,090)
Interest income	13	-	-	13	24	-	-	24
Interest expense, net	100	-	-	100	(137)	-	-	(137)
Bargain purchase – Movingdots	-	-	-	-	7,234	-	-	7,234
Other (expense) income, net	(1)	-	95	94	(66)	-	69	3

Net loss before income taxes	(3,630)	-	116	(3,514)	5,163	-	(129)	5,034

Income tax (expense) benefit	703	-	(661)	42	(397)	-	5	(392)

Net loss before non-controlling interest	(2,927)	-	(545)	(3,472)	4,766	-	(124)	4,642
Non-controlling interest	(1)	-	-	(1)	3	-	-	3

Net loss	(2,928)	-	(545)	(3,473)	4,769	-	(124)	4,645
Accretion of preferred stock	(168)	(1,183)	-	(1,351)	(168)	(1,487)	-	(1,655)
Preferred stock dividends	(1,028)	-	-	(1,028)	(1,107)	-	-	(1,107)

Net loss attributable to common stockholders	$(4,124)	$(1,183)	$(545)	$(5,852)	$3,494	$(1,487)	$(124)	$1,883

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.03)	$(0.02)	$(0.17)	$0.11	$(0.06)	$(0.01)	$0.04

Weighted average common shares outstanding - basic	35,332	35,332	35,332	35,332	35,548	35,548	35,548	35,548
Weighted average common shares outstanding - diluted	35,332	35,332	35,332	35,332	35,628	35,628	35,628	35,628

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Operations for the three months ended June 30, 2022 and 2023:

	Three Months Ended June 30, 2022 (As restated)				Three Months Ended June 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Revenues:
Products	$14,818	$-	$(229)	$14,589	$11,012	$-	$72	$11,084
Services	19,776	-	155	19,931	21,038	-	(30)	21,008
Total revenues	34,594	-	(74)	34,520	32,050	-	42	32,092

Cost of revenues:
Cost of products	11,336	-	-	11,336	8,550	-	-	8,550
Cost of services	7,028	-	-	7,028	7,467	-	57	7,524
	18,364	-	-	18,364	16,017	-	57	16,074

Gross profit	16,230	-	(74)	16,156	16,033	-	(15)	16,018

Operating expenses:
Selling, general and administrative expenses	15,817	-	(220)	15,597	16,987	-	211	17,198
Research and development expenses	2,001	-	-	2,001	2,179	-	42	2,221
Total operating expenses	17,818	-	(220)	17,598	19,166	-	253	19,419

Loss from operations	(1,588)	-	146	(1,442)	(3,133)	-	(268)	(3,401)
Interest income	15	-	-	15	22	-	-	22
Interest expense, net	1,493	-	-	1,493	(173)	-	-	(173)
Bargain purchase – Movingdots	-	-	-	-	283	-	-	283
Other (expense) income, net	3	-	17	20	69	-	(69)	-

Net loss before income taxes	(77)	-	163	86	(2,932)	-	(337)	(3,269)

Income tax (expense) benefit	(40)	-	(452)	(492)	(39)	-	45	6

Net loss before non-controlling interest	(117)	-	(289)	(406)	(2,971)	-	(292)	(3,263)
Non-controlling interest	(1)	-	-	(1)	(6)	-	-	(6)

Net loss	(118)	-	(289)	(407)	(2,977)	-	(292)	(3,269)
Accretion of preferred stock	(168)	(1,264)	-	(1,432)	(168)	(1,604)	-	(1,772)
Preferred stock dividends	(1,048)	-	-	(1,048)	(1,129)	-	-	(1,129)

Net loss attributable to common stockholders	$(1,334)	$(1,264)	$(289)	$(2,887)	$(4,274)	$(1,604)	$(292)	$(6,170)

Net loss per share attributable to common stockholders – basic and diluted	$(0.04)	$(0.04)	$(0.01)	$(0.08)	$(0.12)	$(0.05)	$(0.01)	$(0.17)

Weighted average common shares outstanding – basic	35,386	35,386	35,386	35,386	35,605	35,605	35,605	35,605
Weighted average common shares outstanding – diluted	35,386	35,386	35,386	35,386	35,605	35,605	35,605	35,605

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Operations for the six months ended June 30, 2022 and 2023:

	Six Months Ended June 30, 2022 (As restated)				Six Months Ended June 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Revenues:
Products	$29,210	$-	$(102)	$29,108	$23,416	$-	$177	$23,593
Services	38,545	-	155	38,700	41,473	-	(121)	41,352
Total revenues	67,755	-	53	67,808	64,889	-	56	64,945

Cost of revenues:
Cost of products	23,314	-	(67)	23,247	17,552	-	-	17,552
Cost of services	13,812	-	-	13,812	14,686	-	114	14,800
	37,126	-	(67)	37,059	32,238	-	114	32,352

Gross profit	30,629	-	120	30,749	32,651	-	(58)	32,593

Operating expenses:
Selling, general and administrative expenses	30,729	-	445	31,174	33,774	-	365	34,139
Research and development expenses	5,230	-	(492)	4,738	3,902	-	42	3,944
Total operating expenses	35,959	-	(47)	35,912	37,676	-	407	38,083

Loss from operations	(5,330)	-	167	(5,163)	(5,025)	-	(465)	(5,490)
Interest income	28	-		28	46	-		46
Interest expense, net	1,593	-	-	1,593	(310)	-	-	(310)
Bargain purchase – Movingdots	-	-	-	-	7,517	-	-	7,517
Other (expense) income, net	2	-	112	114	3	-	-	3

Net loss before income taxes	(3,707)	-	279	(3,428)	2,231	-	(465)	1,766

Income tax (expense) benefit	663	-	(1,113)	(450)	(436)	-	50	(386)

Net loss before non-controlling interest	(3,044)	-	(834)	(3,878)	1,795	-	(415)	1,380
Non-controlling interest	(2)	-	-	(2)	(3)	-	-	(3)

Net loss	(3,046)	-	(834)	(3,880)	1,792	-	(415)	1,377
Accretion of preferred stock	(336)	(2,447)	-	(2,783)	(336)	(3,091)	-	(3,427)
Preferred stock dividends	(2,076)	-	-	(2,076)	(2,236)	-	-	(2,236)

Net loss attributable to common stockholders	$(5,458)	$(2,447)	$(834)	$(8,739)	$(780)	$(3,091)	$(415)	$(4,286)

Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.07)	$(0.02)	$(0.25)	$0.01	$(0.12)	$(0.01)	$(0.12)

Weighted average common shares outstanding – basic	35,359	35,359	35,359	35,359	35,577	35,577	35,577	35,577
Weighted average common shares outstanding – diluted	35,359	35,359	35,359	35,359	35,670	35,577	35,577	35,577

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Operations for the three months ended September 30, 2022 and 2023:

	Three Months Ended September 30, 2022 (As restated)				Three Months Ended September 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Revenues:
Products	$14,021	$-	$419	$14,440	$13,147	$-	$85	$13,232
Services	20,267	-	(152)	20,115	21,048	-	(38)	21,010
Total revenues	34,288	-	267	34,555	34,195	-	47	34,242

Cost of revenues:
Cost of products	9,839	-	(59)	9,780	8,843	-	-	8,843
Cost of services	7,268	-	59	7,327	8,237	-	57	8,294
	17,107	-	-	17,107	17,080	-	57	17,137

Gross profit	17,181	-	267	17,448	17,115	-	(10)	17,105

Operating expenses:
Selling, general and administrative expenses	16,664	-	(119)	16,545	17,988	-	(211)	17,777
Research and development expenses	1,735	-	130	1,865	2,384	-	42	2,426
Total operating expenses	18,399	-	11	18,410	20,372	-	(169)	20,203

Loss from operations	(1,218)	-	256	(962)	(3,257)	-	159	(3,098)
Interest income	20	-	-	20	23	-	-	23
Interest expense, net	(331)	-	-	(331)	(154)	-	-	(154)
Bargain purchase – Movingdots	-	-	-	-	-	-	-	-
Other (expense) income, net	-	-	(4)	(4)	(24)	-	-	(24)

Net loss before income taxes	(1,529)	-	252	(1,277)	(3,412)	-	159	(3,253)

Income tax (expense) benefit	(770)	-	447	(323)	(262)	-	(33)	(295)

Net loss before non-controlling interest	(2,299)	-	699	(1,600)	(3,674)	-	126	(3,548)
Non-controlling interest	(1)	-	-	(1)	-	-	-	-

Net loss	(2,300)	-	699	(1,601)	(3,674)	-	126	(3,548)
Accretion of preferred stock	(168)	(1,353)	-	(1,521)	(167)	(1,667)	-	(1,834)
Preferred stock dividends	(1,067)	-	-	(1,067)	(1,128)	-	-	(1,128)

Net loss attributable to common stockholders	$(3,535)	$(1,353)	$699	$(4,189)	$(4,969)	$(1,667)	$126	$(6,510)

Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.04)	$0.02	$(0.12)	$(0.14)	$(0.05)	$0.00	$(0.18)

Weighted average common shares outstanding – basic	35,406	35,406	35,406	35,406	35,653	35,653	35,653	35,653
Weighted average common shares outstanding – diluted	35,406	35,406	35,406	35,406	35,653	35,653	35,653	35,653

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Operations for the nine months ended September 30, 2022 and 2023:

	Nine Months Ended September 30, 2022 (As restated)				Nine Months Ended September 30, 2023 (As restated)
	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Revenues:
Products	$43,231	$-	$318	$43,549	$36,563	$-	$262	$36,825
Services	58,812	-	3	58,815	62,521	-	(159)	62,362
Total revenues	102,043	-	321	102,364	99,084	-	103	99,187

Cost of revenues:
Cost of products	33,152	-	(126)	33,026	26,394	-	-	26,394
Cost of services	21,081	-	59	21,140	22,923	-	171	23,094
	54,233	-	(67)	54,166	49,317	-	171	49,488

Gross profit	47,810	-	388	48,198	49,767	-	(68)	49,699

Operating expenses:
Selling, general and administrative expenses	47,393	-	327	47,720	51,763	-	154	51,917
Research and development expenses	6,965	-	(362)	6,603	6,285	-	84	6,369
Total operating expenses	54,358	-	(35)	54,323	58,048	-	238	58,286

Loss from operations	(6,548)	-	423	(6,125)	(8,281)	-	(306)	(8,587)
Interest income	48	-		48	69	-		69
Interest expense, net	1,262	-	-	1,262	(464)	-	-	(464)
Bargain purchase - Movingdots	-	-	-	-	7,517	-		7,517
Other (expense) income, net	1	-	108	109	(22)	-	-	(22)

Net loss before income taxes	(5,237)	-	531	(4,706)	(1,181)	-	(306)	(1,487)

Income tax (expense) benefit	(107)	-	(666)	(773)	(698)	-	17	(681)

Net loss before non-controlling interest	(5,344)	-	(135)	(5,479)	(1,879)	-	(289)	(2,168)
Non-controlling interest	(3)	-	-	(3)	(3)	-	-	(3)

Net loss	(5,347)	-	(135)	(5,482)	(1,882)	-	(289)	(2,171)
Accretion of preferred stock	(504)	(3,801)	-	(4,305)	(503)	(4,758)	-	(5,261)
Preferred stock dividends	(3,143)	-	-	(3,143)	(3,364)	-	-	(3,364)

Net loss attributable to common stockholders	$(8,994)	$(3,801)	$(135)	$(12,930)	$(5,749)	$(4,758)	$(289)	$(10,796)

Net loss per share attributable to common stockholders – basic and diluted	$(0.25)	$(0.11)	$(0.00)	$(0.37)	$(0.16)	$(0.13)	$(0.01)	$(0.30)

Weighted average common shares outstanding – basic	35,375	35,375	35,375	35,375	35,602	35,602	35,602	35,602
Weighted average common shares outstanding – diluted	35,375	35,375	35,375	35,375	35,602	35,602	35,602	35,602

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2022 and 2023, respectively:

	Three Months Ended March 31,
	2022 (As restated)				2023 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(4,124)	$(1,183)	$(545)	$(5,852)	$3,494	$(1,487)	$(124)	$1,883

Foreign currency translation adjustment (As Restated)	158	-	-	158	112	-	-	112

Total other comprehensive income (loss)	158	-	-	158	112	-	-	112

Comprehensive loss	$(3,966)	$(1,183)	$(545)	$(5,694)	$3,606	$(1,487)	$(124)	$1,995

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2022 and 2023, respectively:

	Three Months Ended June 30,
	2022 (As restated)				2023 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(1,334)	$(1,264)	$(289)	$(2,887)	$(4,274)	$(1,604)	$(292)	$(6,170)

Foreign currency translation adjustment (As restated)	(1,723)	-	-	(1,723)	100	-	-	100

Total other comprehensive income (loss)	(1,723)	-	-	(1,723)	100	-	-	100

Comprehensive loss	$(3,057)	$(1,264)	$(289)	$(4,610)	$(4,174)	$(1,604)	$(292)	$(6,070)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2022 and 2023, respectively:

	Six Months Ended June 30,
	2022 (As restated)				2023 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(5,458)	$(2,447)	$(834)	$(8,739)	$(780)	$(3,091)	$(415)	$(4,286)

Foreign currency translation adjustment (As restated)	(1,565)	-	-	(1,565)	212	-	-	212

Total other comprehensive income (loss)	(1,565)	-	-	(1,565)	212	-	-	212

Comprehensive loss	$(7,023)	$(2,447)	$(834)	$(10,304)	$(568)	$(3,091)	$(415)	$(4,074)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2022 and 2023, respectively:

	Three Months Ended September 30,
	2022 (As restated)				2023 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(3,535)	$(1,353)	$699	$(4,189)	$(4,969)	$(1,667)	$126	$(6,510)

Foreign currency translation adjustment (As restated)	16	-	-	16	(906)	-	-	(906)

Total other comprehensive income (loss)	16	-	-	16	(906)	-	-	(906)

Comprehensive loss	$(3,519)	$(1,353)	$699	$(4,173)	$(5,875)	$(1,667)	$126	$(7,416)

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Comprehensive Loss for the nine months ended September 30, 2022 and 2023, respectively:

	Nine Months Ended September 30,
	2022 (As restated)				2023 (As restated)

	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated	As Reported	Redemption Premium Adjustment	Other Adjustments	As Restated
Net loss attributable to common stockholders	$(8,994)	$(3,801)	$(135)	$(12,930)	$(5,749)	$(4,758)	$(289)	$(10,796)

Foreign currency translation adjustment (As restated)	(1,549)	-	-	(1,549)	(694)	-	-	(694)

Total other comprehensive loss	(1,549)	-	-	(1,549)	(694)	-	-	(694)

Comprehensive loss	$(10,543)	$(3,801)	$(135)	$(14,479)	$(6,443)	$(4,758)	$(289)	$(11,490)

The following table presents the as restated balances in the unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three-month periods ended March 31, 2022, June 30, 2022, and September 30, 2022:

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at December 31, 2021 (As Reported)	37,263	$373	$234,083	$(134,437)	$391	$(8,299)	$86	$92,197
Effect of Restatement	-	-	(9,231)	385	-	-	-	(8,846)
Balance at January 1, 2022 (As Restated)	37,263	$373	$224,852	$(134,052)	$391	$(8,299)	$86	$83,351
Net loss attributable to common stockholders (As restated)	-	-	(2,379)	(3,473)	-	-	-	(5,852)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment (As restated)	-	-	-	-	158	-	15	173
Issuance of restricted shares	398	4	(4)	-	-	-	-	-
Forfeiture of restricted shares	(121)	(1)	1	-	-	-	-	-
Vesting of restricted stock units	30	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(181)	-	(181)
Stock based compensation (As restated)	-	-	775	-	-	-	-	775
Balance at March 31, 2022 (As Restated)	37,570	$376	$223,245	$(137,525)	$549	$(8,480)	$102	$78,267
Net loss attributable to common stockholders (As restated)	-	-	(2,480)	(407)	-	-	-	(2,887)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment (As restated)	-	-	-	-	(1,723)	-	(18)	(1,741)
Forfeiture of restricted shares	(24)	(1)	1	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(5)	-	(5)
Stock based compensation (As restated)	-	-	1,312	-	-	-	-	1,312
Balance at June 30, 2022 (As Restated)	37,546	$375	$222,078	$(137,932)	$(1,174)	$(8,485)	$85	$74,947
Net loss attributable to common stockholders (As restated)	-	-	(2,589)	(1,602)	-	-	-	(4,191)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	1	1
Foreign currency translation adjustment	-	-	-	-	16	-	(18)	(2)
Issuance of restricted shares	78	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(40)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(7)	-	(7)
Stock based compensation	-	-	1,070	-	-	-	-	1,070
Balance at September 30, 2022 (As Restated)	37,584	$376	$220,558	$(139,534)	$(1,158)	$(8,492)	$68	$71,818

The following table presents the total quarterly net impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statements of Changes in Stockholders’ Equity for the three-month periods ended March 31, 2023, June 30, 2023, and September 30, 2023:

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Stockholders’ Equity

Balance at January 1, 2023 (As Restated)	37,605	$376	$219,055	$(140,806)	$(1,210)	$(8,510)	$78	$68,983
Retained earnings adjustment for adoption of ASU 2016-13	-	-	-	200	-	-	-	200
Net (loss) income attributable to common stockholders (As restated)	-	-	(2,761)	4,645	-	-	-	1,884
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(3)	(3)
Foreign currency translation adjustment	-	-	-	-	112	-	(9)	103
Issuance of restricted shares	75	-	-	-	-	-	-	-
Forfeiture of restricted shares	(59)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(44)	-	(44)
Stock based compensation	-	-	832	-	-	-	-	832
Warrant issuance in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Balance at March 31, 2023 (As Restated)	37,621	$376	$218,473	$(135,961)	$(1,098)	$(8,554)	$66	$73,302
Net loss attributable to common stockholders (As restated)	-	-	(2,902)	(3,269)	-	-	-	(6,171)
Net income attributable to non-controlling interest	-	-	-	-	-	-	6	6
Foreign currency translation adjustment	-	-	-	-	100	-	(9)	91
Issuance of restricted shares	162	1	(1)	-	-	-	-	-
Forfeiture of restricted shares	(82)	-	-	-	-	-	-	-
Exercise of stock options	16	-	36	-	-	-	-	36
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(4)	-	(4)
Stock based compensation	-	-	852	-	-	-	-	852
Balance at June 30, 2023 (As Restated)	37,717	$377	$216,458	$(139,230)	$(998)	$(8,558)	$63	$68,112
Net loss attributable to common stockholders (As restated)	-	-	(2,962)	(3,548)	-	-	-	(6,510)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(906)	-	-	(906)
Issuance of restricted shares	982	10	(10)	-	-	-	-	-
Forfeiture of restricted shares	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(90)	-	(90)
Stock based compensation	-	-	1,101	-	-	-	-	1,101
Balance at September 30, 2023 (As Restated)	38,699	$387	$214,587	$(142,778)	$(1,904)	$(8,648)	$63	$61,707

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31,
	2022 (As restated)			2023 (As restated)
	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Cash flows from operating activities
Net (loss) income	$(2,928)	$(545)	$(3,473)	$4,769	$(124)	$4,645
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Non-controlling interest	1	-	1	(3)	-	(3)
Gain on bargain purchase	-	-	-	(7,234)	-	(7,234)
Inventory reserve	53	-	53	2	-	2
Stock based compensation expense	457	317	774	832	-	832
Depreciation and amortization	2,089	-	2,089	2,233	57	2,290
Right-of-use assets, non-cash lease expense	658	-	658	658	-	658
Bad debt expense	252	-	252	228	200	428
Deferred income taxes	(703)	662	(41)	377	(5)	372
Other non-cash items	556	-	556	46	-	46
Changes in:		-			-
Accounts receivable	(533)	369	(164)	815	9	824
Inventory	(1,929)	-	(1,929)	(237)	-	(237)
Prepaid expenses and other assets	(1,337)	(149)	(1,486)	189	(274)	(85)
Deferred costs	372	359	731	239		239
Deferred revenue	689	(426)	263	(91)	88	(3)
Accounts payable and accrued expenses	809	-	809	(374)	49	(325)
Lease liabilities	(631)	-	(631)	(694)	-	(694)

Net cash (used in) provided by operating activities	(2,125)	587	(1,538)	1,755	-	1,755

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	-	8,722	-	8,722
Purchase of investments	-	-	-	(100)	-	(100)
Capitalized software development costs	-	-	-	(680)	-	(680)
Capital expenditures	(610)	(492)	(1,102)	(1,100)	-	(1,100)

Net cash (used in) provided by investing activities	(610)	(492)	(1,102)	6,842	-	6,842

Cash flows from financing activities:
Repayment of long-term debt	(1,497)	-	(1,497)	(1,329)	-	(1,329)
Short-term bank debt, net	-	-	-	(1)	-	(1)
Purchase of treasury stock upon vesting of restricted stock	(181)	-	(181)	(44)	-	(44)

Net cash used in by financing activities	(1,678)	-	(1,678)	(1,374)	-	(1,374)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,480)	(95)	(1,575)	(123)	-	(123)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,893)	-	(5,893)	7,100	-	7,100
Cash, cash equivalents and restricted cash - beginning of period	26,760	-	26,760	17,989	-	17,989

Cash, cash equivalents and restricted cash - end of period	$20,867	$-	$20,867	$25,089	$-	$25,089

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	-	26,452	17,680	-	17,680
Restricted cash	308	-	308	309	-	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$-	$26,760	$17,989	$-	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	20,559	-	20,559	24,780	-	24,780
Restricted cash	308	-	308	309	-	309
Cash, cash equivalents, and restricted cash, end of period	$20,867	$-	$20,867	$25,089	$-	$25,089

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	3	-	3	5	-	5
Interest	326	-	326	383	-	383

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$-	$-	$1,347	$-	$1,347

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2023:

	Six Months Ended June 30,
	2022 (As restated)			2023 (As restated)
Cash flows from operating activities	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Net loss (income)	$(3,046)	$(834)	$(3,880)	$1,792	$(415)	$1,377
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Non-controlling interest	2	-	2	3	-	3
Gain on bargain purchase	-	-	-	(7,517)	-	(7,517)
Inventory reserve	119	-	119	375	-	375
Stock based compensation expense	2,086	-	2,086	1,684	-	1,684
Depreciation and amortization	4,133	-	4,133	4,498	114	4,612
Right-of-use assets, non-cash lease expense	1,382	-	1,382	1,318	-	1,318
Bad debt expense	(364)		(364)	826	200	1,026
Deferred income taxes	(663)	1,113	450	398	(50)	348
Other non-cash items	604	-	604	73	-	73
Changes in:
Accounts receivable	(2,911)	428	(2,483)	(37)	193	156
Inventory	(5,410)	-	(5,410)	152	-	152
Prepaid expenses and other assets	(412)	61	(351)	500	(241)	259
Deferred costs	696	359	1,055	424	-	424
Deferred revenue	533	(523)	10	(53)	108	55
Accounts payable and accrued expenses	1,856	-	1,856	(1,840)	49	(1,791)
Lease liabilities	(1,335)	-	(1,335)	(1,344)	-	(1,344)
Accrued severance payable, net	30	-	30	88	-	88

Net cash (used in) provided by operating activities	(2,700)	604	(2,096)	1,340	(42)	1,298

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	-	8,722	-	8,722
Purchase of investments	-	-	-	(100)	-	(100)
Capitalized software development costs	-	-	-	(1,677)	-	(1,677)
Capital expenditures	(2,013)	(492)	(2,505)	(2,108)	42	(2,066)

Net cash (used in) provided by investing activities	(2,013)	(492)	(2,505)	4,837	42	4,879

Cash flows from financing activities:
Repayment of long-term debt	(2,897)	-	(2,897)	(2,658)	-	(2,658)
Short-term bank debt, net	2,330	-	2,330	2,736	-	2,736
Purchase of treasury stock upon vesting of restricted stock	(186)	-	(186)	(48)	-	(48)
Payment of preferred stock dividend	-	-	-	(1,128)	-	(1,128)
Proceeds from exercise of stock options	-	-	-	36	-	36

Net cash used in financing activities	(753)	-	(753)	(1,062)	-	(1,062)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,282)	(112)	(3,394)	(1,066)	-	(1,066)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,748)	-	(8,748)	4,049	-	4,049
Cash, cash equivalents and restricted cash - beginning of period	26,760	-	26,760	17,989	-	17,989

Cash, cash equivalents and restricted cash - end of period	$18,012	$-	$18,012	$22,038	$-	$22,038

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	-	26,452	17,680	-	17,680
Restricted cash	308	-	308	309	-	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$-	$26,760	$17,989	$-	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	17,703	-	17,703	21,729	-	21,729
Restricted cash	309	-	309	309	-	309
Cash, cash equivalents, and restricted cash, end of period	$18,012	$-	$18,012	$22,038	$-	$22,038

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	48	-	48	106	-	106
Interest	639	-	639	621	-	621

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$-	$-	$1,347	$-	$1,347

The following table presents the impact of the financial statement adjustments on the Company’s previously reported unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2023:

	Nine Months Ended September 30,
	2022 (As Restated)			2023 (As Restated)
Cash flows from operating activities	As Reported	Other Adjustments	As Restated	As Reported	Other Adjustments	As Restated
Net loss	$(5,347)	$(135)	$(5,482)	$(1,882)	$(289)	$(2,171)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	3	-	3	3	-	3
Gain on bargain purchase	-	-	-	(7,517)	-	(7,517)
Inventory reserve	177	-	177	619	-	619
Stock based compensation expense	3,156	-	3,156	2,785	-	2,785
Depreciation and amortization	6,152	-	6,152	6,926	171	7,097
Right-of-use assets, non-cash lease expense	2,071	-	2,071	1,900	-	1,900
Bad debt expense	102	-	102	1,161	200	1,361
Deferred income taxes	107	666	773	674	(17)	657
Other non-cash items	660	-	660	172	-	172
Changes in:
Accounts receivable	(3,025)	386	(2,639)	(3,006)	(36)	(3,042)
Inventory	(5,544)	-	(5,544)	(2,260)	-	(2,260)
Prepaid expenses and other assets	(761)	(164)	(925)	235	(269)	(34)
Deferred costs	986	359	1,345	571		571
Deferred revenue	(197)	(523)	(720)	113	106	219
Accounts payable and accrued expenses	1,717	12	1,729	1,124	49	1,173
Lease liabilities	(2,034)	-	(2,034)	(1,941)	-	(1,941)
Accrued severance payable, net	63	-	63	91	-	91

Net cash used in operating activities	(1,714)	601	(1,113)	(232)	(85)	(317)

Cash flows from investing activities:
Acquisitions, net of cash assumed	-	-	-	8,722	-	8,722
Purchase of investments	-	-	-	(100)	-	(100)
Capitalized software development costs	-	-	-	(2,727)	-	(2,727)
Capital expenditures	(4,001)	(492)	(4,493)	(2,626)	85	(2,541)

Net cash (used in) provided by investing activities	(4,001)	(492)	(4,493)	3,269	85	3,354

Cash flows from financing activities:
Repayment of long-term debt	(4,279)	-	(4,279)	(3,985)	-	(3,985)
Short-term bank debt, net	3,949	-	3,949	4,995	-	4,995
Purchase of treasury stock upon vesting of restricted stock	(193)	-	(193)	(138)	-	(138)
Payment of preferred stock dividend	-		-	(2,257)	-	(2,257)
Proceeds from exercise of stock options	-	-	-	36	-	36

Net cash used in financing activities	(523)	-	(523)	(1,349)	-	(1,349)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,510)	(109)	(3,619)	(70)	-	(70)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,748)	-	(9,748)	1,618	-	1,618
Cash, cash equivalents and restricted cash - beginning of period	26,760	-	26,760	17,989	-	17,989

Cash, cash equivalents and restricted cash - end of period	$17,012	$-	$17,012	$19,607	$-	$19,607

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	26,452	-	26,452	17,680	-	17,680
Restricted cash	308	-	308	309	-	309
Cash, cash equivalents, and restricted cash, beginning of period	$26,760	$-	$26,760	$17,989	$-	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	16,703	-	16,703	19,297	-	19,297
Restricted cash	309	-	309	310	-	310
Cash, cash equivalents, and restricted cash, end of period	$17,012	$-	$17,012	$19,607	$-	$19,607

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	52	-	52	120	-	120
Interest	945	-	945	921	-	921

Noncash investing and financing activities:
Value of warrant issued in connection with Movingdots acquisition	$-	$-	$-	$1,347	$-	$1,347

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The consolidated financial statements include the accounts of Powerfleet, Inc. and its subsidiaries (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

[B] Use of estimates:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, capitalized software development costs, market-based stock-based compensation costs, and assumptions used in business combinations. Actual results could differ from those estimates.

As of December 31, 2023, the impact of global uncertainties continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at December 31, 2022 and 2023 consists of cash held in escrow for purchases from a vendor.

[D] Accounts receivable and allowance for credit losses:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for credit losses against its accounts receivable for potential losses.

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

Accounts receivable is net of an allowance for credit losses in the amount of $2,567 and $2,797 in 2022 and 2023, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

An analysis of the allowance for credit losses for the period ended December 31, 2023 is as follows:

Allowance for credit losses, December 31, 2022	$2,567
Adjustment for adoption of ASU 2016-13	(200)
Current period provision for expected credit losses	1,767
Write-offs charged against the allowance	(1,473)
Foreign currency translation	136
Allowance for credit losses, December 31, 2023	$2,797

During the year ended December 31, 2023, the change in the allowance for credit losses was due to the change in the age of trade receivables, offset by write-offs of bad debts.

[E] Revenue recognition:

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as an expense when the products are sold (see Note 13).

Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which are not distinct to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of the Company’s billings for future services are deferred and classified as a current and long-term liability. The deferred revenue is recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. Payment terms are generally 30 days after invoice date.

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

The Company earns other service revenues from installation services, training and technical support services which are short-term in nature and revenue for these services is recognized at the time of performance when the service is provided.

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

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. The Company generally determines standalone selling prices based on observable prices charged to customers. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of its transactions, the customer demographic, price lists, its go-to-market strategy and historical and current sales and contract prices. As the Company’s go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes to SSP.

In certain cases, the Company is able to establish SSP based on observable prices of products or services sold separately in comparable circumstances to similar customers. The Company uses a single amount to estimate SSP when it has observable prices. If SSP is not directly observable, for example when pricing is highly variable, the Company uses a range of SSP. The Company determines the SSP range using information that may include pricing practices or other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customer size.

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

[F] Deferred costs:

Deferred product costs consist of Powerfleet for Logistics equipment costs deferred in accordance with our revenue recognition policy. The Company evaluates the realizability of the carrying amount of the deferred contract costs. To the extent the carrying value of the deferred contract costs exceeds the contract revenue, an impairment loss will be recognized.

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

[J] Goodwill and intangibles:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade name, patents, customer relationships, software to be sold or leased, and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates in one operating segment which is its only reporting unit. The Company tests its goodwill for impairment annually, which is the first day of the Company’s fourth quarter or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

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

The discounted cash flow analysis factored in assumptions on discount rates and terminal growth rates to reflect risk profiles, as well as revenue and cost growth relative to history and market trends and expectations. The market multiples approach incorporated judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future. In connection with the Company’s goodwill impairment testing as of October 1, 2023, the estimated fair value exceeded its carrying value by approximately 6%.

For the years ended December 31, 2021, 2022 and 2023, the Company did not incur an impairment charge.

[K] Product warranties:

The Company typically provides a 1 – 5-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[L] Research and development:

Research and development costs are charged to expense as incurred and consists primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $11,429 (as restated), $8,472 (as restated), and $8,380 in 2021, 2022 and 2023, respectively.

[M] Patent costs:

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

For the years ended December 31, 2023, 2022, and 2021, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the year ended December 31, 2021. In 2022 and 2023, the Company contributed $285 and $379, respectively, to the plan.

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

[Q] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $4,416, $4,343, and $3,908 for the years ended December 31, 2021, 2022 and 2023, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statement of operations. For the years ended December 31, 2021, 2022 and 2023, interest and penalties were immaterial. The Company elected to account for the U.S. tax on its Global Intangible Low-Taxed Income (“GILTI”) from its foreign subsidiaries as a period cost and, therefore included GILTI expense in its effective tax rate calculation.

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

The Company’s cash and cash equivalents and investments in securities are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivables, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements.

	December 31, 2023
	Carrying Amount	Fair Value
Debt	$21,091	$20,919

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the years ended December 31, 2021, 2022 and 2023 amounted to $1,185, $1,130 (as restated), and $2,300, respectively.

[U] Foreign currency:

The Company’s reporting currency is the U.S dollar (“USD”). For businesses where the majority of the revenues are generated in USD or linked to the USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss). Net translation gains (losses) from the translation of foreign currency are $(8), $(1,601) and $594 at December 31, 2021, 2022 and 2023, respectively, which are included in comprehensive loss in the Consolidated Statement of Changes in Stockholders’ Equity.

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction gains (losses) for the years ended December 31, 2021, 2022 and 2023 of $(128), $(847), and $277, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains (losses) related to long-term debt of $810, $2,689 and $591, for the years ended December 31, 2021, 2022 and 2023, respectively, are included in interest expense in the Consolidated Statement of Operations.

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

[W] Recently issued accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2023-07.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a retrospective or prospective basis. The Company is evaluating the effect of adopting ASU 2023-09.

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

[X] Business Combinations

In accordance with ASC 805, Business Combinations (ASC 805), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase to the extent that it identifies adjustments to the preliminary fair values. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.

[Y] Segment Information:

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company derives its revenue from the sale of systems and products and from customer SaaS and hosting infrastructure fees (see Note 17 – Segment Information).

NOTE 4 – ACQUISITION

On March 6, 2023, the Company entered into a share purchase and transfer agreement (the “Movingdots Agreement”) with Swiss Re Reinsurance Holding Company Ltd (“Swiss Re”), pursuant to which the Company would acquire all of the outstanding shares of Movingdots GmbH (“Movingdots”), a wholly owned subsidiary of Swiss Re, for consideration consisting of €1 and the issuance by the Company of a ten-year warrant to purchase 800,000 shares of the Company’s common stock at an exercise price of $7.00 per share (the “Swiss Re Warrants”) with fair value of approximately $1,347 at March 31, 2023 and noncash consideration in the form of a nonexclusive irrevocable, perpetual, fully paid-up, royalty free license agreement between Movingdots and Swiss Re for certain of the acquired intellectual property (the “Movingdots Acquisition”). The Movingdots Acquisition was consummated on March 31, 2023 (the “Movingdots Closing”).

As a result of the Movingdots Acquisition, Movingdots, a German company providing insurance telematics and sustainable mobility solutions, became a direct, wholly owned subsidiary of Powerfleet. Movingdots’ end-to-end telematics app solution will enhance Powerfleet’s software-as-a-service (“SaaS”)-based fleet intelligence platform, Unity, with additional customization capabilities and insurance risk insights. Movingdots’ expertise in safety and sustainability aligns with Unity’s focus on data-powered applications. The Movingdots Acquisition also strengthens Powerfleet’s global reach, particularly in Europe. Revenue and net loss of Movingdots since the Movingdots Closing included in the consolidated income statement was $523 and $(3,808), respectively.

As part of the Movingdots Agreement Swiss Re was also obligated to (i) transfer certain intellectual property rights from Swiss Re to Movingdots, (ii) enter into a distribution agreement pursuant to which Swiss Re is allowed to promote the Movingdots solutions, and (iii) grant a license agreement between Swiss Re’s affiliates and Movingdots.

The Swiss Re Warrants were valued using the Black-Scholes Model using the following assumptions at the date of issuance:

Expected volatility	50%
Expected term (in years)	10
Risk free interest rate	3.50%
Dividend yield	0%
Fair value per share	$1.68

Purchase Price Allocation

The Movingdots Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The Company recognized approximately $500 of acquisition-related costs which were expensed in the consolidated statement of operations for the year ended December 31, 2023.

The following table details the allocation of the purchase price to the assets acquired and liabilities assumed in connection with the acquisition of Movingdots:

Consideration:
Cash	$-
Fair value of Powerfleet warrants on March 31, 2023	1,347
Total consideration	$1,347

Assets acquired:
Cash	$8,722
Accounts receivable	247
Prepaid expenses	103
Other assets	270
Inventory	96
Fixed assets	1,889
Total assets acquired	11,327

Liabilities assumed:
Accounts payable and accrued expenses	946
Total liabilities assumed	946

Total identifiable net assets acquired	10,381
Gain on bargain purchase	(9,034)
Purchase price consideration	$1,347

The fair value estimates of the assets acquired and liabilities assumed, including fixed assets and accounts payable and accrued expenses, were subject to adjustments through the initial measurement period. As of December 31, 2023, the measurement period was complete and an adjustment of approximately $1,500 was recorded to increase the fixed assets above for valuation of intellectual property, internal use software, and adjustments of an approximate $300 increase in net assets acquired related primarily to reductions in accounts payable and accrued expenses. Adjustments resulted in an increase to the gain on bargain purchase. Determining the fair values of the assets and liabilities of Movingdots required certain assumptions and judgment.

The intellectual property was valued using the replacement method. Since this asset does not directly generate revenue (i.e., it is intended to support other revenue-generating assets and its utility is premised on avoided operating costs), the fair value analysis considers the costs that would be incurred to recreate the intellectual property in the event that the intellectual property did not exist (or the agreement to license the intellectual property did not exist). The replacement cost method utilized assumptions on the length of time expected to be incurred to recreate the intellectual property, the amount and cost of labor plus a 30% obsolescence factor, and 20% estimated developers profit.

All other assets and liabilities acquired, as detailed in the allocation chart above, were valued at fair value based on their short-term nature.

Consistent with the requirements of ASC 805, the Company assessed whether all assets acquired and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirements of ASC 805-30-25-4, the Company recognized a gain on bargain purchase as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $9,034. Management believes that the recognized gain on bargain purchase represents the best estimates of the economic effect of the Movingdots Acquisition based on all information that was available and existed as of the dates the financial statements were issued.

The gain on bargain purchase primarily resulted from Swiss Re’s motivation to divest its investment in Movingdots and its telematics business, which was deemed a non-core business of Swiss Re on a go-forward basis. The sale of Movingdots was not subject to a competitive bidding process. Under the Movingdots Agreement, Swiss Re also agreed to make a cash injection into Movingdots prior to the Movingdots Closing in a form of additional paid in capital to ensure Movingdots had available cash in the amount of €8,000 to be used to ensure the liquidity of Movingdots and for broader combined business activities.

If the Company makes an on-sale transfer of any shares of Movingdots that were acquired in connection with the Movingdots Acquisition at any time between the signing date of the Movingdots Agreement and through 12 months after the Movingdots Closing, to any third-party purchaser (an “on-sale transfer”), for an amount that is in excess of the purchase price consideration transferred, then the Company shall pay Swiss Re an amount in cash (“on sale compensation”) equal to (i) €8,000, plus (ii) the difference between such on-sale transfer price less the purchase price net of the net present value of the Swiss Re Warrants. The Company does not currently intend to enter into an on-sale transfer.

Management views that the insurance telematics and sustainability are important spaces for the Company to have propositions to enable future strategic value, supporting the more evolved, IOT data-rich mass subscription space. The acquisition of Movingdots and its business will, among other things:

●	open strategic relationships with some key customers such as Mercedes, BMW and Vodafone;

●	provide greater go-to-market opportunity to the Company with the European beachhead for future regional expansion, customer acquisition tool to upsell the Company’s portfolio into German and European markets, and maintain a distribution channel and partnership with Swiss Re; and

●	provide the Company with access to a team with technical skillsets across application development and management, cloud platform development, user experience/user interface design development and technical product management;

The following table represents the unaudited combined pro forma revenue and earnings for the annual periods ended December 31, 2022 and 2023:

	Year Ended December 31, 2022
	Historical (as restated)	Pro forma combined (unaudited)

Revenues	$135,912	$143,522
Operating loss	$(6,971)	$(7,465)
Net loss per share – basic and diluted	$(0.48)	$(0.49)

	Year Ended December 31, 2023
	Historical	Pro forma combined (unaudited)

Revenues	$133,736	$136,258
Operating loss	$(12,557)	$(12,547)
Net loss per share – basic and diluted	$(0.49)	$(0.48)

The unaudited combined pro forma revenue and earnings for the annual periods ended December 31, 2022 and 2023 were prepared as though the Movingdots Acquisition had occurred as of January 1, 2022. This summary is not necessarily indicative of what the results of operations would have been had the Movingdots Acquisition occurred as of such date, nor does it purport to represent results of operations for any future periods.

NOTE 5 – REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2021, 2022 and 2023.

	Year Ended December 31,
	2021 (as restated)	2022 (as restated)	2023

Products	$52,902	$56,945	$49,741
Services	73,058	78,967	83,995

	$125,960	$135,912	$133,736

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2022 and 2023 are as follows:

	Year Ended December 31,
	2022 (as restated)	2023

Assets:
Deferred contract cost	$2,740	$2,581
Deferred cost	$762	$83

Liabilities:
Deferred revenue – services (1)	$9,869	$10,511
Deferred revenue – products (1)	938	111

	10,807	10,622
Less: Deferred revenue – current portion	(6,376)	(5,666)

Deferred revenue – long term	$4,431	$4,956

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2022 and 2023, the Company recognized revenue of $5,929 (as restated) and $6,046, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2028, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022 (as restated)	December 31, 2023

Sales-type lease receivables, current	$1,083	$1,104
Prepaid expenses	3,952	3,900
Contract assets	1,131	1,164
Other current assets	1,370	1,400

	$7,536	$7,568

NOTE 7 – INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $453 at December 31, 2022 and $524 at December 31, 2023.

Inventories consist of the following:

	December 31, 2022	December 31, 2023

Components	$12,443	$10,272
Work in process	462	31
Finished goods, net	9,367	12,299

	$22,272	$22,602

NOTE 8 – FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2022	December 31, 2023

Installed products	$8,586	$10,765
Computer software	7,195	10,650
Computer and electronic equipment	5,658	6,275
Furniture and fixtures	2,041	2,422
Leasehold improvements	1,415	1,417

	24,895	31,529
Accumulated depreciation and amortization	(15,646)	(19,146)
	$9,249	$12,383

Depreciation and amortization expense for the years ended December 31, 2021, 2022 and 2023 was $3,399, $3,183, and $3,876, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2021, 2022 and 2023 of $426, $179, and $605, respectively.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes identifiable intangible assets of the Company as of December 31, 2023 and 2022:

December 31, 2023	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(7,606)	$11,658
Trademark and tradename	3-15	7,553	(3,682)	3,871
Patents	7-11	628	(441)	187
Technology	7	10,911	(10,784)	127
Software to be sold or leased	3-6	4,602	(535)	4,067
		42,958	(23,048)	19,910

Unamortized:
Customer list		104		104
Trademark and tradename		61	-	61

		165	-	165

Total		$43,123	$(23,048)	$20,075

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
Patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Software to be sold or leased	3-6	1,865	-	1,865
		40,780	(18,037)	22,743

Unamortized:
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,945	$(18,037)	$22,908

At December 31, 2023, the weighted-average amortization period for the intangible assets was 8.6 years. At December 31, 2023, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.6, 7.0, 4.3, and 3.0 years, respectively.

Amortization expense for the years ended December 31, 2021, 2022 and 2023 was $5,154, $5,079, and $5,569, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year Ending December 31,
2024	$4,156
2025	4,029
2026	3,412
2027	2,232
2028	2,023
Thereafter	4,058
$19,910

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

The Company performed a quantitative impairment analysis at October 1, 2023 using a market-based and income-based quantitative assessment utilizing a combination of the (i) the guideline public company method applying revenue multiples of similar companies and, (ii) the discounted cash flow method, respectively.  The fair value determination used in the impairment assessment requires estimates of the fair values based present value or other valuation techniques or a combination thereof, necessitating subjective judgments and assumptions by management. These estimates and assumptions could result in significant differences to the amounts reported if underlying circumstances were to change. The Company concluded that no impairment relating to goodwill existed at December 31, 2023.

As of December 31, 2022 and 2023, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangible assets. There have been no changes in the carrying amount of goodwill from January 1, 2023 to December 31, 2023.

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 7,500 shares of the Company’s common stock with a vesting period of approximately four to five years. There were 2,158 shares available for future issuance under the 2018 Plan as of December 31, 2023.

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

During the year ended December 31, 2023, the Company granted options to purchase 1,335 shares of the Company’s common stock to certain senior managers, including the Company’s executive officers, consisting of options to purchase 470 shares of common stock with time-based vesting conditions and options to purchase 865 shares of common stock with performance-based vesting conditions (which we refer to as “market-based stock options”). The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) reaches $12.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (3.7%), and expected stock price volatility (50%) over the expected life of awards (5.1 years). The weighted average fair value of market-based stock options granted during the year was $1.56.

During the year ended December 31, 2023, the Company granted 1,247 shares of restricted stock to certain senior managers, including the Company’s executive officers, which vest in four equal installments over a four-year period, provided that the executive is employed by the Company on each scheduled vesting date. These grants included (i) a grant of 900 shares of restricted stock to Steve Towe, the Company’s Chief Executive Officer, which vests over four equal installments over a four-year period, provided that the Mr. Towe is employed by the Company on each scheduled vesting date, and (ii) grants of 82 shares of restricted stock to certain members of the board of directors, which vest in full on the first anniversary of the date of grant, provided that the director is a director of the Company on such date.

[A] Stock options:

A summary of the status of the Company’s stock options, relating to the Company’s market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2021, 2022 and 2023 and changes during the years then ended, is presented below:

	2021			2022			2023
	Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price		Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	-		$-	-			$5,065		$14.14
Granted	-		$-	5,065		$14.14	865		$3.09
Exercised	-		$-	-		$-	-		$-
Forfeited or expired	-		$-	-			$(485)		$2.87
		$			$			$
Outstanding at end of year	-		$-	5,065		$14.14	5,445		$13.39
		$			$			$
Exercisable at end of year	-		$-	-		$-	-		$-

The following table summarizes information about stock options relating to the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, at December 31, 2023.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price
$2.98 - $7.48	1,320	8.87	$3.18	-	$-
$7.49 - $11.98	875	8.01	$10.50	-	$-
$11.99 - $16.48	1,250	8.01	$14.00	-	$-
$16.49 - $21.00	2,000	8.01	$21.00	-	$-
	5,445	8.22	$13.38	-	$-

A summary of the status of the Company’s stock options, excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2021, 2022 and 2023 and changes during the years then ended, is presented below:

	2021		2022		2023
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,624	$5.85	3,470	$5.91	2,727	$5.29
Granted	120	$7.77	895	$4.08	470	$3.09
Exercised	(156)	$5.60	-	$-	(16)	$2.33
Forfeited or expired	(118)	$6.34	(1,638)	$5.95	(989)	$5.40

Outstanding at end of year	3,470	$5.91	2,727	$5.29	2,192	$4.79

Exercisable at end of year	1,546	$5.67	1,247	$5.79	1,189	$5.54

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price
$2.98 - $4.23	696	8.82	$3.18	104	$3.26
$4.24 - $5.48	568	7.55	$4.83	188	$4.87
$5.49 - $6.73	895	5.08	$5.90	880	$5.90
$6.74- $7.96	33	6.58	$7.80	17	$7.80
	2,192	6.93	$4.79	1,189	$5.54

	As of December 31, 2023
	Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life in Years
Options outstanding	$-	6.92
Options exercisable	$-	5.60

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	Year Ended December 31,
	2021	2022	2023
Expected volatility	50.2%	49.4%	55.6%
Expected life of options (years)	6.5	6.5	6.1
Risk free interest rate	0.69%	1.73%	3.87%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$3.81	$2.04	$1.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the years ended December 31, 2021, 2022 and 2023, the Company recorded $1,684, $2,943, and $2,712, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2021, 2022 and 2023 was $1,201, $869, and $931, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2022 and 2023 was $483, $0, and $9, respectively.

As of December 31, 2023, there was $1,342 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.41 years.

As of December 31, 2023, there was $4,655 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 3.13 years.

The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2021, 2022 and 2023 is as follows:

	Number of Non-Vested Shares	Weighted- Average Grant Date Fair Value
Non-vested, January 1, 2021	806	5.54
Granted	450	7.63
Vested	(537)	5.35
Forfeited or expired	(90)	6.51
Non-vested, December 31, 2021	629	7.06
Granted	492	3.72
Vested	(229)	6.99
Forfeited or expired	(186)	7.08
Non-vested, December 31, 2022	706	4.75
Granted	1,247	2.41
Vested	(297)	4.24
Forfeited or expired	(152)	5.32
Non-vested, December 31, 2023	1,504	2.86

For the years ended December 31, 2021, 2022 and 2023, the Company recorded $2,529, $1,347, and $1,196, respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2023, there was $3,349 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 3.03 years.

[C] Restricted Stock Units:

The Company also grants restricted stock units (“RSUs”) to employees. The following table summarizes the activity relating to the Company’s RSUs for the years ended December 31, 2021, 2022 and 2023:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Restricted stock-units, non-vested, January 1, 2021	75	5.60
Vested	(35)	5.60
Forfeited or expired	(4)	5.60
Restricted stock-units, non-vested, December 31, 2021	36	5.60
Vested	(36)	5.60
Forfeited or expired	-	-
Restricted stock-units, non-vested, December 31, 2022	-	-
Vested	-	-
Forfeited or expired	-	-
Restricted stock-units, non-vested, December 31, 2023	-	-

For the years ended December 31, 2021, 2022 and 2023 the Company recorded $203, $53, and $0, respectively, of stock-based compensation expense in connection with the RSUs. As of December 31, 2023, there was $-0- of total unrecognized compensation cost related to non-vested RSUs.

NOTE 11 - NET LOSS PER SHARE

	December 31,
	2021 (As restated)	2022 (As restated)	2023
Basic and diluted loss per share
Net loss attributable to common stockholders	$(22,068)	$(16,891)	$(17,307)

Weighted-average common share outstanding - basic and diluted	34,571	35,393	35,628

Net loss attributable to common stockholders - basic and diluted	$(0.64)	$(0.48)	$(0.49)

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the years ended December 31, 2021, 2022 and 2023, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock and restricted stock units totaling 11,628, 16,571 and 18,164, respectively, would have been anti-dilutive due to the loss.

NOTE 12 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31,	December 31,
	2022	2023

Short-term bank debt	$5,709	$10,030
Current maturities of long-term debt	$4,603	$11,061
Long-term debt - less current maturities	$11,403	$-

Debt

In connection with the Pointer Merger, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on the October 3, 2019 under the Prior Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Prior Term A Facility” and “Prior Term B Facility”, respectively, and collectively, the “Prior Term Facilities”)) and a five-year revolving credit facility (the “Prior Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Prior Credit Facilities”). As of December 31, 2023, the Company borrowed NIS 4,915 or $1,355, under the Prior Revolving Facility. The available balance at December 31, 2023 was approximately $4,800.

The Prior Credit Facilities were scheduled to mature on October 3, 2024. The indicative interest rate provided for the Prior Term Facilities in the Prior Credit Agreement was approximately 4.73% for the Prior Term A Facility and 5.89% for the Prior Term B Facility. The interest rate for the Prior Revolving Facility was, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to US dollar-denominated loans, LIBOR + 4.6% (amended to SOFR + 2.15%). The interest rate at December 31, 2023 was 7.53%. In addition, the Company agreed to pay a 1% commitment fee on the unutilized and uncancelled availability under the Prior Revolving Facility. The Prior Credit Facilities were secured by the shares held by Powerfleet Israel in Pointer and by Pointer over all of its assets. The Prior Credit Agreement included customary representations, warranties, affirmative covenants, negative covenants (including the following financial covenants, tested quarterly: Pointer’s net debt to EBITDA; Pointer’s net debt to working capital; minimum equity of Powerfleet Israel; Powerfleet Israel equity to total assets; Powerfleet Israel net debt to EBITDA; and Pointer EBITDA to current payments and events of default.

On August 23, 2021, Powerfleet Israel and Pointer (the “Borrowers”) entered into an amendment (the “Amendment”), effective as of August 1, 2021, to the Prior Credit Agreement with Hapoalim. The Amendment memorialized the agreements between the Borrowers and Hapoalim regarding a reduction in the interest rates of the two Prior Term Facilities. Pursuant to the Amendment, commencing as of November 12, 2020, the interest rate with respect to the Prior Term A Facility was reduced to a fixed rate of 3.65% per annum and the interest rate with respect to the Prior Term B Facility was reduced to a fixed rate of 4.5% per annum. The Amendment also provided, among other things, for (i) a reduction in the credit allocation fee on undrawn and uncancelled amounts of the Prior Revolving Facility from 1% to 0.5% per annum, (ii) removal of the requirement that Powerfleet Israel maintain $3,000 on deposit in a separate reserve fund, and (iii) modifications to certain of the affirmative and negative covenants, including a financial covenant regarding the ratio of the Borrowers’ debt levels to Pointer’s EBITDA. The Company was in compliance with the covenants as of December 31, 2023.

In connection with the Prior Credit Facilities, the Company incurred debt issuance costs of $742. For the years ended December 31, 2021, 2022, and 2023, the Company recorded $290, $215, and $133, respectively, of amortization of the debt issuance costs. The Company recorded charges of $1,078, $824, and $572 to interest expense on its consolidated statements of operations for the years ended December 31, 2021, 2022 and 2023 related to interest expense associated with the Prior Credit Facilities.

On October 31, 2022, the Borrowers entered into a third amendment to the Prior Credit Agreement (the “Third Amendment”) with Hapoalim. The Third Amendment provided for, among other things, an additional revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million (the “Second Revolver”). The Second Revolver was available for a period of one month, commencing on October 31, 2022, and continued to be available for successive one-month periods until the Company’s entry into the A&R Credit Agreement. As of December 31, 2023, the Company borrowed NIS 31,464, or $8,675, under the Second Revolver. The interest rate at December 31, 2023 was 7.97%. The available balance at December 31, 2023 was $1,325.

See Note 20 (Subsequent Events) for additional information regarding the debt of the Company, including the A&R Credit Agreement and the Facilities Agreement.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2022 (As restated)	2023

Accounts payable	$14,702	$19,235
Accrued warranty	745	965
Accrued compensation	7,153	6,721
Government authorities	1,992	2,796
Other current liabilities	805	579

	$25,397	$30,296

The Company’s products are warranted against defects in materials and workmanship for a period of 1-8 years from the date of acceptance of the product by the customer. The customers may purchase an extended warranty providing coverage up to a maximum of 60 months. A provision for estimated future warranty costs is recorded for expected or historical warranty matters related to equipment shipped and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2022 and 2023.

The following table summarizes warranty activity during the years ended December 31, 2022 and 2023:

	Year Ended December 31,
	2022	2023

Accrued warranty reserve, beginning of year	$1,333	$2,054
Accrual for product warranties issued	1,103	1,238
Product replacements and other warranty expenditures	(481)	(503)
Expiration of warranties	99	(136)

Accrued warranty reserve, end of year (a)	$2,054	$2,653

(a)	Includes accrued warranty included in other long-term liabilities at December 31, 2022 and 2023 of $1,309 (as restated) and $1,688, respectively.

NOTE 14 - LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to 10 years, some of which include options to extend the lease term for up to five years.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The operating lease ROU asset also includes any lease payments made in advance of lease commencement and excludes lease incentives. The lease terms used in the calculations of the operating ROU assets and operating lease liabilities include options to extend or terminate the lease when the Company is reasonably certain that it will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company has lease agreements with lease and non-lease components, which are generally not accounted for separately.

The Company has lease agreements which are classified as short-term in nature. These leases meet the criteria for operating lease classification. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Components of lease expense are as follows:

	Year Ended December 31,
	2022	2023

Short term lease cost:	$443	$453

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended December 31,
	2022	2023
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,450	$1,198

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2023

Weighted-average remaining lease term (in years)	2.73
Weighted-average discount rate	5.86%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2023 are as follows:

Year ending December 31,
2024	$2,463
2025	2,170
2026	1,012
2027	377
2028	316
Thereafter	654
Total lease payments	6,992
Less: Imputed interest	(581)
Present value of lease liabilities	$6,411

NOTE 15 – CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

[A] Public Offering:

On February 1, 2021 the Company closed an underwritten public offering of 4,428 shares of common stock (which included the full exercise of the underwriters’ over-allotment option) for gross proceeds of approximately $28,800, before deducting the underwriting discounts and commissions and other offering expenses.

[B] Convertible Redeemable Preferred Stock:

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A Preferred Stock and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Pointer Merger, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the years ended December 31, 2022 and December 31, 2023, the Company issued 4 and 1 additional shares of Series A Preferred Stock.

	Number of Shares	Amount (As Restated)

Balance at January 1, 2021	55	$56,703
Dividend paid in kind shares issued	-	-
Accretion of preferred stock	-	5,191
Balance at December 31, 2021	55	$61,894
Dividend paid in kind shares issued	4	4,231
Accretion of preferred stock	-	5,906
Balance at December 31, 2022	59	$72,031
Dividend paid in kind shares issued	1	1,107
Accretion of preferred stock	-	7,139
Balance at December 31, 2023	60	$80,277

Liquidation

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the original issuance price of $1,000.00 per share, subject to certain adjustments (the “Series A Issue Price”), plus all accrued and unpaid dividends thereon (except in the case of a deemed liquidation event, then 150% of such amount) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation. As of December 31, 2023, the Series A Preferred Stock had a liquidation preference of $30,091 calculated in accordance with clause (i) above.

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). The following table summarizes the dividend paid activity for the years ended December 31, 2021, 2022, and 2023:

	Dividends paid in cash	Dividends paid in shares	Total

Year Ended December 31, 2021	$4,112	$-	$4,112
Year Ended December 31, 2022	$-	$4,231	$4,231
Year Ended December 31, 2023	$3,385	$1,108	$4,493

As of December 31, 2022 and December 31, 2023, dividends in arrears were $-0- and $-0- respectively.

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

The Company classifies its Series A Preferred Stock outside of stockholders’ equity as the redemption of such shares is outside the Company’s control. The Company adjusts the carrying values of the Series A Preferred Stock to redemption value to the earliest redemption date using the effective interest rate method.

Concurrently with the closing of the MiX Combination on April 2,2024, the Company redeemed in full all of the outstanding shares of the Series A Preferred Stock (see Note 20, Subsequent Events).

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

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Unrealized gain (losses) on investments	Accumulated other comprehensive income (loss)

Balance at January 1, 2021	$399	$-	$399
Net current period change	(8)	-	(8)
Balance at December 31, 2021	$391	$-	$391
Net current period change	(1,601)	-	(1,601)
Balance at December 31, 2022	$(1,210)	$-	$(1,210)
Net current period change	594	-	594
Balance at December 31, 2023	$(616)	$-	$(616)

NOTE 17 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Year Ended December 31,
	2021 (as restated)	2022 (as restated)	2023

United States	$50,772	$57,437	$59,233
Israel	44,673	44,580	41,689
Other	30,515	33,895	32,814
	$125,960	$135,912	$133,736

	Year Ended December 31,
	2021	2022	2023

Long lived assets by geographic region:

United States	$1,123	$941	$1,081
Israel	3,675	3,545	3,923
Other	4,190	4,763	7,379

	$8,988	$9,249	12,383

NOTE 18 - INCOME TAXES

Loss before income taxes consists of the following:

	Year Ended December 31,
	2021 (As restated)	2022 (As restated)	2023
U.S. operations	$(14,996)	$(10,303)	$(16,494)
Foreign operations	4,113	4,421	11,443
	$(10,883)	$(5,882)	$(5,051)

The provision for income taxes consists of the following for the years ended December 31:

	2021 (As restated)	2022 (As restated)	2023
Current:
Federal	$-	$-	$-
State	16	93	68
Foreign	127	69	519
Total current provision	$143	$162	$587
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	1,745	708	2
Total deferred provision	$1,745	$708	$2
Total (benefit) provision for income taxes	$1,888	$870	$589

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations for the years ended December 31 is attributable to the following:

	2021 (As restated)	2022 (As restated)	2023
Income tax benefit at the federal statutory rate	(2,285)	(1,236)	(1,061)
State and local income taxes, net of federal taxes	411	(313)	(298)
(Decrease) increase in valuation allowance	595	(1,105)	1,488
Remeasurement of deferred tax adjustments	1,302	359	4
Permanent differences and other	269	810	678
Foreign rate differential	1,008	(151)	(1,924)
GILTI inclusion	509	2,425	1,586
Other	79	81	57
Acquisition fees	-	-	59
	1,888	870	589

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2023 are presented below:

	December 31, 2022 (As restated)		December 31, 2023
Deferred tax assets:	$		$
Net operating loss carryforwards		27,722		27,643
Capital loss carryforwards		10,670		10,465
Deferred revenue		2,035		2,241
Stock-based compensation		459		302
Federal research and development tax credits		1,058		1,058
Capitalized research		980		1,396
Inventories		324		411
Bad debt reserve		594		724
Deferred lease liability		548		425
Other deductible temporary differences		2,610		2,055
Acquisition costs		-		923
Total gross deferred tax assets		$47,000		$47,643
Less: valuation allowance		(43,692)		(44,780)
Net deferred tax assets		$3,308		$2,863

Deferred tax liabilities:	$		$
Intangible amortization		(4,403)		(4,068)
ROU assets		(498)		(382)
Total deferred tax liabilities		$(4,901)		$(4,450)

Net deferred tax liabilities		$(1,593)		$(1,587)

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows as of December 31:

	2022 (As restated)	2023 (revised)
Balance at the beginning of the year	$384	$344
Additions based on tax provisions taken related to current year	123	139
Reductions related to expiration of statute of limitations	(163)	(189)
Balance at the end of year	$344	$294

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At December 31, 2023, the Company had an aggregate net operating loss carryforward of approximately $78,675 for U.S. federal income tax purposes. At December 31, 2023, the Company had an aggregate net operating loss carryforward of approximately $39,263 for state income tax purposes and a foreign net operating loss carryforwards of approximately $29,020. Substantially all of the net operating loss carryforwards expire from 2024 through 2037 for pre-2018 federal net operating loss carryforwards and from 2024 through 2042 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operating loss carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At December 31, 2023, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $8,567 expiring through 2043, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of December 31, 2023 in excess of annual debt service costs requirements.

For the year ended December 31, 2023, the Company’s valuation allowance increased to $44,780, compared to $43,692 (as restated) as of December 31, 2022 primarily due to the increase of net operating losses and other timing differences. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation decreased in 2022 by $1,333 and increased in 2023 by $1,088.

Audits for federal income tax returns are closed for the years through 2019. However, the Internal Revenue Service (“IRS”) can audit the NOL’s generated during those years in the years that the NOL’s are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of December 31, 2023.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. Tax measures include a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of December 31, 2023.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $219 plus $1,164 of interest and penalty, totaling $1,383 as of December 31, 2023. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $13,482 as of December 31, 2023. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $226. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

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

NOTE 20 – SUBSEQUENT EVENTS

On February 28, 2024, the Company held a special meeting of stockholders during which the stockholders approved, among other things, the issuance of shares of common stock of the Company to shareholders of MiX Telematics pursuant to the Implementation Agreement and an amendment of the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 75 million to 175 million (the “Charter Amendment”). On March 22, 2024, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85 million, comprised of two facilities in the aggregate principal amount of $42.5 million and $42.5 million, respectively. The proceeds of the term loan facilities were used by the Company to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. The Company drew down $85 million in cash under the term loan facilities on March 13, 2024.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (comprised of two revolvers in the aggregate principal amounts of $10 million and $10 million, respectively). Powerfleet Israel drew down $30 million in cash under the term loan facilities on March 18, 2024 and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. The proceeds of the revolving facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

On April 2, 2024, the MiX Combination was consummated, and MiX Telematics became an indirect, wholly owned subsidiary of the Company. Concurrently with the closing of the MiX Combination, the Company used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of credit facilities with Hapoalim to redeem in full for $90.3 million for all of the outstanding shares of the Series A Preferred Stock.

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

As of December 31, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of December 31, 2023 with respect to the following:

●	Controls were not designed or operating effectively to ensure that the standalone selling prices (SSP), used to determine the appropriate allocation of revenue in multiple element arrangements, was appropriate. Determining SSP involves management judgment and management did not review timely the analysis of SSP or the underlying data supporting the analysis.
●	Controls were not designed or operating effectively to ensure that the costs capitalized for internal use software were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized, the related phase of the project and when projects should begin amortization. Furthermore, controls were not designed or operating effectively to ensure that the costs for software to be sold, leased or marketed were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized, when projects met technological feasibility and when projects should begin amortization.
●	Controls were not designed or operating effectively to ensure that the completeness, measurement and valuation of acquired assets and liabilities assumed in connection with the Movingdots acquisition was appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts recorded and management did not timely review the subsequent adjustments to the provisional amounts recorded or the underlying data supporting the valuation of the acquired intangible.
●	Controls were not designed or operating effectively to ensure that the annual measurement and valuation of the Company’s reporting unit, prepared in connection with its annual goodwill impairment analysis, was appropriate. Specifically, these controls did not provide for adequate and timely review or documentation of the projected financial information and valuation assumptions used in the annual analysis.
●	Controls over the financial statement close process were not designed or operating effectively to ensure the appropriate level of management review, including the appropriate level of precision, adequate evidence of management’s review, and the completeness and accuracy of key reports. Furthermore, the primary ERP had ineffective information technology general controls in the area of user access and change management over key information technology (“IT”) systems that support the financial reporting processes. As a result, the related U.S. process-level IT dependent controls and application controls were also ineffective.
●	Controls were not designed or operating effectively to ensure that the accounting treatment for the measurement and valuation of the convertible redeemable preferred stock were appropriately calculated. Specifically, these controls did not provide for adequate review of the amounts recorded and management did not review timely the subsequent accretion of the preferred shares to the redemption value. This material weakness also existed in prior periods.

As disclosed in the Explanatory Note to this Form 10-K and Note 2 to our consolidated financial statements, we are restating the prior year financial statements for the years ending December 31, 2021 and 2022 and each of the interim periods during fiscal 2022 and 2023 for the accounting for the redemption premium associated with the Series A Preferred Stock. As part of the restatement process, we are also correcting other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments.

We are still considering the full extent of the procedures to implement in order to remediate the material weaknesses described above.

As part of the business combination with MiX Telematics, we expect to migrate our central corporate accounting function to MiX Telematics’ central corporate accounting function and team. Benefits from this migration will include:

●	Implementation of a new ERP system
●	Access to a larger and highly qualified team
●	Mature internal risk team who are responsible for ensuring systems, process and controls are clearly documented and widely understood and followed throughout the organization

Additionally, our current remediation plan includes:

●	Utilizing external resources to support its efforts to rework certain control gaps across the various processes in Israel and the United States with identified deficiencies
●	Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the United States
●	Training of relevant personnel reinforcing existing policies and enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls

Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified during the fourth quarter of the year ended December 31, 2023 related to measurement and valuation of acquired assets and liabilities assumed in connection with the Movingdots acquisition, the annual measurement and valuation of the Company’s reporting unit, controls over the financial statement close process, specifically that the primary ERP had ineffective IT general controls in the area of user access and change management over key IT systems that support the financial reporting processes, and the measurement and valuation of the convertible redeemable preferred stock, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of our directors and executive officers as of May 1, 2024, as well as the position(s) and office(s) with Powerfleet held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Steve Towe	52	Chief Executive Officer and Director
Michael Brodsky	56	Director and Chairman of the Board of Directors
Ian Jacobs	47	Director
Andrew Martin	51	Director
Michael McConnell	58	Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Jonathan Bates	41	Chief Product Officer
Melissa Ingram	38	Chief Corporate Development Officer
Offer Lehmann	51	Chief Operating Officer
Catherine Lewis	49	Chief Customer Officer
Charles Tasker	60	Chief Revenue Officer
David Wilson	56	Chief Financial Officer and Corporate Secretary
Jim Zeitunian	57	Chief Technology Officer

Directors

Steve Towe. Mr. Towe has served as our Chief Executive Officer and a director of Powerfleet since January 2022. Mr. Towe also serves on the board of directors of I.D. Systems and Powerfleet Israel, each of which is our wholly owned subsidiary. Mr. Towe has over 20 years of experience in senior leadership positions for global software companies and previously served as President and Chief Operating Officer of Aptos, Inc., a global leader of unified commerce solutions in the retailer enterprise SaaS market, from 2016 to December 2021. Mr. Towe has vast knowledge of the IoT industry, having served from 2011 to 2016, as the Chief Commercial Officer of Masternaut, a global telematics provider. Before his tenure at Masternaut, Mr. Towe served as Managing Director, from 2006 to 2011, and Director of Group Operations, from 2002 to 2006, of Cybit Ltd, a market consolidating data company, and was a founding member and senior executive of Fleetstar Information Systems, the fleet management subsidiary of the Trafficmaster Group, from 2001 to 2002. Mr. Towe’s early career was spent in numerous leadership roles for global retailer WH Smith.

Mr. Towe’s qualifications to serve on our board of directors include his years of experience scaling high value, global technology organizations. In addition, Mr. Towe’s role as our Chief Executive Officer provides our board of directors with invaluable insight into our management and daily operations.

Michael Brodsky. Mr. Brodsky has served as a director of Powerfleet since June 2014, as Chairman of our board of directors since December 2016 and as a director of Pointer since October 2019. Previously, Mr. Brodsky was the Lead Director of our board of directors from June 2014 until December 2016. Mr. Brodsky is the President of Bosun Asset Management, LLC, an asset management firm and he co-founded and was the Chief Executive Officer of Options Solutions, LLC, a specialized asset manager, until it was acquired by Bosun in October 2023. Mr. Brodsky is the Managing Partner of Vajra Asset Management, LLC, an investment firm. Mr. Brodsky also currently serves on the board of directors of EdgeCortix Inc., a firm specializing in semi-conductor technology, since March 2021. Previously, Mr. Brodsky served on the board of directors of Genesis Land Development Corporation (OTCMKTS: GNLAF), a residential land developer and homebuilder, from 2012 to May 2019, including as Chairman from September 2012 to May 2019, on the board of directors of Determine, Inc. (formerly Nasdaq: DTRM), a provider of contract management, procurement and sourcing software, from October 2010 until its sale in April 2019, including as Chairman from August 2013 to April 2019 and as Chief Executive Officer from August 2013 until December 2013, on the board of directors of Trans World Corporation (formerly OTCQB: TWOC), an owner and operator of hotels and casinos throughout Europe, from September 2013 until its sale in March 2018, including as Chairman from June 2014 to March 2018, and on the board of directors of Spark Networks, Inc. (OTCMKTS: LOVLQ), a collection of niche-oriented community websites, from November 2015 until its sale in November 2017. Mr. Brodsky holds a B.A. degree from Syracuse University, an M.B.A. from the Kellogg School of Management at Northwestern University, and a J.D. from Northwestern University Pritzker School of Law.

Mr. Brodsky possesses extensive business, operating and executive expertise. Among other things, Mr. Brodsky has served as the Chief Executive Officer of several companies and possesses skills in executive management and leadership. We believe Mr. Brodsky’s management and leadership skills and experience as a member of the board of directors of various companies enable him to be an effective contributing member of our board of directors.

Ian Jacobs. Mr. Jacobs joined our board of directors upon consummation of the MiX Combination on April 2, 2024. Mr. Jacobs has served as a director of MiX Telematics (formerly NYSE: MIXT) since 2016, including as Chairperson since November 2022. From 1997 to 2002, Mr. Jacobs worked as a research analyst at Schroders, Sidoti & Co. (now SIDOTI & Company) and Goldman Sachs & Co. In 2003, he joined Berkshire Hathaway Inc. where he worked on investment research and other projects under Warren Buffett until 2009. In 2009, Mr. Jacobs left Berkshire Hathaway Inc. to form 402 Capital LLC, a private investment fund, where he has since served as the managing member. Mr. Jacobs earned his undergraduate degree from Yeshiva University and an M.B.A. from Columbia University.

With his extensive experience with, and knowledge of the business and operations of, MiX Telematics and business experience with various investment firms, Mr. Jacobs brings a wealth of managerial and financial expertise to our board. We believe Mr. Jacobs’ leadership skills, expertise in finance and investment, and insight into MiX Telematics’ business enable him to be an effective contributing member of our board of directors.

Andrew Martin. Mr. Martin joined our board of directors in April 2024. Mr. Martin serves as a Partner and member of the investment research team at Private Capital Management, LLC (“PCM”), an investment firm. Mr. Martin joined PCM in 2013 from the hedge fund unit at H.I.G. Capital, LLC, an alternative investment firm, where he was a senior research analyst focused primarily on industrials, business services and special situation investments. Mr. Martin previously was the Director of Research at Polen Capital Management, LLC, a global asset manager, where he helped develop and direct the firm’s research process. Mr. Martin has previously worked at Fine Capital Partners, Sanford C. Bernstein & Co., LLC, and Credit Suisse First Boston, as well as Arthur Andersen LLP, while earning a CPA license. He earned a B.S. degree in Applied Economics and Business Management from Cornell University and an M.B.A. from Columbia University.

With his extensive experience in investment research and serving in leadership roles at multiple investment firms, Mr. Martin brings substantial leadership and financial expertise to our board. We believe Mr. Martin’s experience guiding long-term growth and navigating complex market dynamics enables him to be an effective contributing member of our board of directors.

Michael McConnell. Mr. McConnell joined our board of directors upon consummation of the MiX Combination on April 2, 2024. Mr. McConnell currently serves as Chairman of Adacel Technologies Limited, a developer of air traffic management systems and technology, and has served as a member of its board of directors since 2017. He also serves as a member of the board of directors of OneSpan Inc. (Nasdaq: OSPN), a provider of security, identity, e-signature and digital workflow solutions. Mr. McConnell has previously served on the boards of Vonage Holdings Corp. (formerly Nasdaq: VG), a cloud communications provider, from 2019 through its sale in July 2022, SPS Commerce, Inc. (Nasdaq: SPSC), a provider of cloud-based supply chain management services, from 2018 through 2019, Spark Networks, Inc. (OTCMKTS: LOVLQ), a collection of niche-oriented community websites, where he also served as interim Executive Chairman and Chief Executive Officer during 2014, and QuickFee, a provider of online payment and lending solutions. He has also served on numerous other public and private company boards in the United States, Australia, New Zealand and Ireland. Prior to his services as a board member of these public and private companies, Mr. McConnell served as the Managing Director of Shamrock Capital Advisors, a private investment company, for 14 years. Mr. McConnell holds a B.A. degree from Harvard University and an M.B.A. from the University of Virginia Darden School of Business.

Mr. McConnell possesses extensive management, operating, and financial expertise. We believe his more than two decades of experience serving in executive roles and on various public and private company boards in multiple industries enables Mr. McConnell to be an effective contributing member of our board of directors.

Executive Officers

Jonathan Bates. Mr. Bates has served as our Chief Product Officer since April 2024. Prior to joining Powerfleet, Mr. Bates served as the Executive Vice President of Marketing and Managing Director of Europe and Middle East of MiX Telematics from July 2020 until the closing of the MiX Combination in April 2024, and served in various other roles for MiX Telematics from December 2012 to July 2020. Before joining MiX Telematics, Mr. Bates held several managerial positions from within the PSA Peugeot Citroen Group (now Stellantis) in the functions of sales, marketing, product management, customer success and project management. Mr. Bates earned a Bachelor of Laws degree in the United Kingdom.

Melissa Ingram. Ms. Ingram has served as our Chief Corporate Development Officer since April 2024. From March 2022 to April 2024, she served as our Chief Transformation Officer. Prior to joining Powerfleet, Ms. Ingram worked at Aptos, Inc., serving as the Vice President of Transformation and Growth from October 2017 to January 2022 and the Vice President of Business Operations (EMEA) from October 2016 to October 2017. While at Aptos, Ms. Ingram led the integration of four acquisitions to expand portfolio areas and support entrance into new territories, standardized global operations, and spearheaded multi-million-dollar profit improvement programs. Ms. Ingram earned a Master of Arts (MA Oxon.) degree in Modern History from the University of Oxford.

Offer Lehmann. Mr. Lehmann has served as our Chief Operating Officer since November 2022. Mr. Lehmann joined Powerfleet from Kornit Digital Ltd. (Nasdaq: KRNT), a global leader in on-demand sustainable fashion and textile production technologies, where he served as Vice President – Global Strategic Accounts & Business Development from January 2019 to November 2022 and Vice President – Operations from October 2014 to January 2019. Mr. Lehmann has over 20 years of experience working in management positions for large-cap, global public companies within the technology industry. Mr. Lehmann earned a B.Sc. degree from the Technion – Israel Institute of Technology and an MBA from the University of Haifa.

Catherine Lewis. Ms. Lewis has served as our Chief Customer Officer since April 2024. Prior to joining Powerfleet, Ms. Lewis served as the Executive Vice President of Technology and Managing Director of Central Services Organization of MiX Telematics from May 2001 until the closing of the MiX Combination in April 2024. During her tenure at MiX Telematics, Ms. Lewis was responsible for a number of business functions, including software and hardware engineering, SaaS operations and support, manufacturing and supply chain, marketing, product management, business systems, and information technology. Ms. Lewis has more than 20 years of experience in the information technology and technology services industry. Ms. Lewis earned a Bachelor of Business Science degree with honors in Information Systems from the University of Cape Town.

Charles Tasker. Mr. Tasker has served as our Chief Revenue Officer since April 2024. Prior to joining Powerfleet, Mr. Tasker served as the Chief Operating Officer of MiX Telematics from 2014 until the closing of the MiX Combination in April 2024 and as a member of MiX Telematics’ board of directors from 2007 to April 2024. Prior to his tenure at MiX Telematics, Mr. Tasker founded Datapro, Inc., an internet service provider and software development company, which was acquired by Control Instruments Group Limited in 1996. Mr. Tasker has more than 25 years of entrepreneurial and management experience working with companies in the technology sector.

David Wilson. Mr. Wilson has served as our Chief Financial Officer and Corporate Secretary since January 2023. Prior to joining Powerfleet, Mr. Wilson served as the Chief Financial Officer of NSONE, Inc., a leading provider of next generation managed Domain Name System services, from May 2020 to December 2022. Additionally, Mr. Wilson has held Chief Financial Officer roles at Symphony Communication Services, LLC, an encrypted communication software company, from July 2017 to October 2019 and Ooyala Inc., a leading provider of online video services, from September 2013 to July 2017. Mr. Wilson earned a Bachelor of Commerce degree in Finance from the University of Birmingham.

Steve Towe. See narrative description under the caption “Directors” above.

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

Audit Committee

The Audit Committee, which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is independent under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. McConnell serves as the audit committee financial expert. Mr. McConnell also serves as the Chairman of the Audit Committee.

The Board has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at https://ir.powerfleet.com/corporate-governance/board-committees. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The information on our website is not a part of this Form 10-K. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to our independent registered public accounting firm and management.

In accordance with its written charter, the Audit Committee assists our board of directors in monitoring (i) the integrity of our financial reporting process including our internal controls regarding financial reporting, (ii) our compliance with legal and regulatory requirements and (iii) the independence and performance of our internal and external auditors, and serves as an avenue of communication among the independent registered public accounting firm, management and our board of directors.

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and Treasurer. A copy of our Code of Ethics can be found on our website at https://ir.powerfleet.com/corporate-governance/governance-documents. The Code of Ethics is also available in print, free of charge, to any stockholder who requests a copy by writing to us at the following address: Powerfleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC, on our website.

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

Based solely upon a review of Forms 3, 4 and 5 and any amendments to those forms that have been furnished to us, we believe that all parties subject to the reporting requirements of Section 16(a) filed all such required reports during and with respect to the fiscal year ended December 31, 2023, except that each of Michael Brodsky, our Chairman, and Michael Casey and Charles Frumberg, former directors of Powerfleet, filed late a Form 4 with respect to transactions that occurred on July 28, 2023.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2023, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Form 10-K as a “Named Executive Officer:” (i) Steve Towe, who has served as our Chief Executive Officer since January 5, 2022, (ii) David Wilson, who has served as our Chief Financial Officer since January 4, 2023, and (iii) Jim Zeitunian, who has served as our Chief Technology Officer since February 14, 2022.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success is dependent upon the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding our employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals. We considered the results of the “say-on-pay” proposal with respect to executive compensation presented to the stockholders at our 2023 annual meeting held on July 20, 2023, and in light of the support the proposal received, we continue to emphasize pay-for-performance incentive compensation, as explained in detail in this Compensation Discussion and Analysis.

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

Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as base salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as cash incentive bonuses and certain stock option awards, are dependent upon the achievement of certain goals approved by the compensation committee of our board of directors (the “Compensation Committee”); and for such purpose, the Compensation Committee considers goals for executive officers (other than our Chief Executive Officer) recommended by our Chief Executive Officer and includes him in its discussions with respect to such goals. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

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

The Compensation Committee monitors the results of the annual advisory “say-on-pay” proposal and incorporates such results as one of many factors considered in connection with the discharge of its responsibilities. At our 2023 annual meeting of stockholders, the stockholders approved, on an advisory basis, the compensation of the Named Executive Officers, and in light of such approval, the Compensation Committee continued with its performance-based compensation philosophy and its balanced approach to the components of its compensation program.

Elements of Executive Officer Compensation

Base Salary. We pay our executive officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the particular executive’s position, responsibility, experience, skills and expected contributions during the coming year and such individual’s performance during the prior year. We also have generally sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business. We continue to focus on a pay-for-performance structure, which is discussed below.

Cash Incentive Bonus Program. The primary objective of our annual cash incentive bonus program is to motivate and reward our employees, including our Named Executive Officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals. Each of Messrs. Towe, Wilson and Zeitunian was eligible to receive a cash incentive bonus under our Global Bonus Plan (the “GBP”) for the fiscal year ended December 31, 2023, which is discussed below.

The objectives of the GBP for 2023 are to align the interests of senior management with our performance goals. The GBP focuses on rewarding executives for the achievement of financial objectives with competitive financial incentives and provides a systemic plan for establishing definitive performance goals. Under the GBP for 2023, our performance goals are based on (i) revenue growth, (ii) profitability based on adjusted EBITDA and (iii) subscriber renewal.

Awards payable under the GBP for 2023 were calculated as a percentage of the executive’s base salary. The target award under the GBP for 2023 for each of Messrs. Towe, Wilson and Zeitunian was set at 100%, 75%, and 50% of his base salary, respectively. Under the GBP for 2023, 45% of each executive’s target award could be earned based on the achievement of (a) a global revenue target of $148.2 million and specified revenue targets for each foreign territory in which we do business for the 2023 fiscal year and (b) a global adjusted EBITDA target of $12.5 million and specified adjusted EBITDA targets for each foreign territory in which we do business for the 2023 fiscal year, and 10% of each executive’s target award could be earned based on us having a target subscriber renewal rate of 90% for the 2023 fiscal year. The portion of each executive’s bonus award that was tied to the revenue target could be pro-rated based on the amount of revenue actually achieved for the 2023 fiscal year starting at 90%, and being capped at 120%, of the revenue target. The portion of each executive’s bonus award that was tied to the adjusted EBITDA target could be pro-rated based on the amount of adjusted EBITDA actually achieved for the 2023 fiscal year starting at 100%, and being capped at 120%, of the adjusted EBITDA target. Based on our financial results for the fiscal year ended December 31, 2023 and our subscriber renewal rate, each of Messrs. Towe, Wilson and Zeitunian received annual bonuses under the GBP for 2023 in the aggregate amounts of $214,625, 132,563 and $63,125, respectively.

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

Historically, other than in connection with an incentive bonus program, we did not have any program, plan or obligation under which we were required to grant equity compensation to any executive officer on specified dates or upon the achievement of certain performance goals. The authority to make equity grants to executive officers rests with the Compensation Committee and our board of directors, although, as noted, the Compensation Committee and our board of directors do consider the recommendations of our Chief Executive Officer in setting the compensation of our other executive officers.

Severance and Change-in-Control Benefits. We describe certain severance and change-in-control benefits applicable to Mr. Towe, our current Chief Executive Officer, under the captions “Severance Arrangements” and “Potential Payments Upon Termination or Change in Control” below.

Benefits. The executive officers participate in all of our employee benefit plans, such as medical and 401(k) plans, on the same basis as our other employees.

Perquisites. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

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

Employment Agreements

We have not entered into employments agreements with any of our Named Executive Officers.

Severance Arrangements

We are a party to a severance agreement with Mr. Towe, which provides Mr. Towe with certain severance and change in control benefits upon the occurrence of certain events.

The severance agreement with Mr. Towe provides Mr. Towe with certain severance and change in control benefits upon the occurrence of one of the following events: (i) the termination of Mr. Towe’s employment by us without cause (a “Trigger Event”) or (ii) the termination of Mr. Towe’s employment by us without cause or Mr. Towe’s resignation for good reason within six months following a change in control event (a “Change in Control Trigger Event”).

Under the terms of the severance agreement with Mr. Towe, subject to Mr. Towe’s delivery of a general release to us, Mr. Towe will be entitled to the following upon a Trigger Event or Change in Control Trigger Event: (i) cash payments at twice the rate of his annual base salary as in effect immediately prior to the Trigger Event or Change in Control Trigger Event, as the case may be, for a period of 12 months, made as a series of separate payments that are payable in accordance with our standard payroll practices; (ii) a waiver of any remaining portion of Mr. Towe’s healthcare continuation payments under COBRA for the 12-month severance period, provided that he timely elects COBRA coverage and continues to make contributions for such coverage equal to his contribution amount in effect immediately preceding the date of his termination of employment; (iii) partial accelerated vesting of his previously granted stock options and restricted stock awards, such that (to the extent not already then vested) a portion of these awards shall vest and/or become exercisable, in each case on a pro-rated basis that takes into account the number of months elapsed since the date of grant as compared to the scheduled vesting date (provided that the terms of our equity compensation plans shall continue to govern acceleration of vesting in the event of a change of control as defined in such plan); and (iv) any bonus that would have otherwise been payable to Mr. Towe for the calendar year prior to termination.

As a condition to our obligations under the severance agreement with Mr. Towe, Mr. Towe also executed and delivered to us a restrictive covenants agreement containing covenants regarding confidentiality, assignment of inventions, non-competition and non-solicitation.

We are also party to an employee covenants agreement with Mr. Wilson, which provides him with certain severance benefits if Mr. Wilson is terminated by us involuntarily without cause and/or for reasons not related to Mr. Wilson’s performance.

The employee covenants agreement with Mr. Wilson provides that if we terminate Mr. Wilson without cause and/or for reasons not related to Mr. Wilson’s performance, subject to Mr. Wilson’s delivery of a general release to us, Mr. Wilson will be entitled to the following: (i) cash payment equal to six months of Mr. Wilson’s annual base salary; (ii) a pro rata portion of any target annual bonus that would have been payable to Mr. Wilson with respect to the year of termination; and (iii) partial accelerated vesting of previously granted stock options and restricted stock awards, such that (to the extent not already then vested) the portion of these awards that would have vested in the calendar year Mr. Wilson is terminated will be deemed to have vested and/or became exercisable.

In addition, under the terms of the employee covenants agreement, Mr. Wilson agreed to covenants regarding, among other things, confidentiality, assignment of inventions, non-competition and non-solicitation.

Compensation Tables

The following table, which should be read in conjunction with the explanations provided above, sets forth summary compensation information for the years ended December 31, 2023 and 2022 for our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Steve Towe	2023	425,000	216,667	2,016,000	—	214,625	2,872,292
Chief Executive Officer	2022	425,000	216,667	962,000	1,191,387	228,013	3,023,067
David Wilson	2023	350,000	—	196,500	560,897	132,563	1,239,960
Chief Financial Officer
Jim Zeitunian	2023	250,000	—	—	—	63,125	313,125
Chief Technology Officer	2022	220,673	—	145,600	146,971	67,063	580,307

(1)	The dollar amounts shown under the heading “Bonus” with respect to Steve Towe for 2022 and 2023 represent the first and second installments, respectively, of a retention bonus of $650,000.

(2)	The dollar amounts shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2023 and 2022 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 3[Q] — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 10 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Form 10-K.

(3)	The dollar amounts shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Messrs. Towe, Wilson and Zeitunian for 2023 represent bonus earned for such fiscal year pursuant to the GBP for 2023 and (ii) for each of Messrs. Towe and Zeitunian for 2022 represent bonus earned for such fiscal year pursuant to the GBP for 2022.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve Towe	125,000	375,000	4.81	1/5/2032	(3)	1,050,000	3,591,000	—	—
	—	875,000	10.50	1/5/2032	(4)	—	—	—	—
	—	1,250,000	14.00	1/5/2032	(5)	—	—	—	—
	—	2,000,000	21.00	1/5/2032	(6)	—	—	—	—
David Wilson	—	130,000	3.00	1/4/2033	(3)	75,000	256,500	—	—
	—	275,000	3.00	1/4/2033	(7)	—	—	—	—
Jim Zeitunian	20,000	60,000	3.64	2/14/2032	(3)	30,000	102,600	—	—
	—	160,000	3.64	2/14/2032	(7)	—	—	—	—

(1)	Represents restricted shares issued under the 2018 Plan.

(2)	Calculated based on $3.42 per share, the closing price per share of our common stock, as reported on The Nasdaq Global Market, on December 29, 2023.

(3)	These option awards were scheduled to vest over a four-year period, such that twenty-five percent (25%) of the options vests on each of the first, second, third and fourth anniversaries of the date of grant, provided that the holder was an employee of Powerfleet on each such anniversary. In connection with consummation of the MiX Combination, these awards vested in full on April 2, 2024.

(4)	These option awards will vest and become exercisable in full immediately upon the volume weighted average price of our common stock during a consecutive 60 trading day period (the “60 Day VWAP”) reaching $10.50, provided that the holder is an employee of Powerfleet on such date.

(5)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $14.00, provided that the holder is an employee of Powerfleet on such date.

(6)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $21.00, provided that the holder is an employee of Powerfleet on such date.

(7)	These option awards will vest and become exercisable in full immediately upon the 60 Day VWAP reaching $12.00, provided that the holder is an employee of Powerfleet on such date.

Potential Payments Upon Termination or Change in Control

Potential Payments Upon Termination or Change in Control under Severance Arrangements

As described above under the caption “Severance Arrangements,” we have entered into a severance agreement with Mr. Towe, which provides for severance payments or other compensation upon the termination of such executive’s employment or a change in control with respect to Powerfleet. We have also entered into an employee covenants agreement with Mr. Wilson, which provides for severance payments or other compensation upon the termination of such executive’s employment.

Potential Payments Upon Termination or Change in Control under Equity Compensation Plans

Our 2018 Plan provides that, unless the Compensation Committee provides otherwise in advance of the grant, in the event of a “change in control,” if the employee or service provider is terminated other than for “cause” (as defined in the 2018 Plan) within one year of such change in control or leaves for “good reason” (as defined in the 2018 Plan), options and restricted stock (including restricted stock units) shall vest. In addition, unless otherwise determined by the Compensation Committee, the payout of performance stock units and performance shares shall be determined exclusively by the attainment of the performance goals established by the Compensation Committee, which may not be modified after the change in control, and we will not have the right to reduce the awards for any other reason.

For purposes of the 2018 Plan, a “change in control” means the occurrence of any of the following events: (i) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of Powerfleet or a corporation owned directly or indirectly by our stockholders in substantially the same proportions as their ownership of our stock, becomes the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing fifty percent (50%) or more of the total voting power represented by our then outstanding voting securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute our board of directors and any new director whose election by the board of directors or nomination for election by our stockholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; (iii) the consummation of a merger or consolidation of Powerfleet with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation; or (iv) our stockholders approve a plan of complete liquidation of Powerfleet or an agreement for the sale or disposition by us of all or substantially all our assets.

Risk Considerations

We do not believe that our compensation practices and policies for our employees, including our executive officers, create risks or are likely to create risks that are reasonably likely to have a material adverse effect on us or our results of operations or financial condition.

Compensation of Directors

General

All directors are entitled to reimbursement for travel and lodging and other reasonable out-of-pocket expenses incurred by them in connection with their attendance at board of directors and/or board committee meetings or other activities on our behalf.

Employee Directors

Directors who are our current officers or employees or any subsidiary of Powerfleet do not receive any additional compensation for their service as members of either our board of directors or any committees of our board of directors.

Non-Employee Directors

On August 1, 2017, our board of directors adopted a non-employee director compensation program pursuant to which non-employee directors are entitled to receive annual compensation having economic value of approximately $119,000, which includes a cash retainer of $59,000 and restricted stock grants with an economic value of approximately $60,000. The cash retainer may be paid, at each director’s election, in cash or in restricted shares of our common stock. Each of Anders Bjork and Medhini Srinivasan, as former directors elected to our board by the holders of our previously outstanding Series A Preferred Stock (the “former Series A Directors”), agreed to waive participation in our non-employee director compensation program. Each of the non-employee directors, other than the former Series A Directors, was paid his retainer for 2023 in cash. With respect to restricted stock awards, the number of shares issuable in 2023 was calculated based on the average of the reported closing price per share of our common stock on The Nasdaq Global Market over a 20 consecutive trading day period ending on and including the 2023 annual meeting of stockholders.

The Chairman of our board of directors and the chairperson of each of the committees of our board of directors are also entitled to a supplemental retainer, which may be paid, at each director’s election, in cash or in restricted shares of our common stock. Specifically, the Chairman of our board of directors receives an additional $36,000 per year of service; the chairperson of the Audit Committee receives an additional $18,000 per year of service; the chairperson of the Compensation Committee receives an additional $12,000 per year of service; and the chairperson of the Nominating Committee receives an additional $10,000 per year of service. Each of the non-employee directors, other than the former Series A Directors, was paid his supplemental retainer in 2023 in cash.

During the fiscal year ended December 31, 2023, Michael Brodsky, Michael Casey, Charles Frumberg and Nani Maoz were paid cash retainers in the aggregate amounts of $105,000, $77,000, $59,000 and $59,000, respectively. In addition, each of Messrs. Brodsky, Casey, Frumberg and Maoz received an award of 20,562 in restricted shares of common stock in consideration for his services as a director of Powerfleet, which were granted on July 26, 2023 pursuant to the 2018 Plan. All such restricted stock awards were scheduled to vest as to 100% of such shares on the first anniversary of the date of grant, provided that the non-employee director was then serving as a director of Powerfleet. In connection with consummation of the MiX Combination, these awards vested in full on April 2, 2024. Each of Mr. Bjork and Ms. Srinivasan, as the former Series A Directors, did not receive any compensation for their service as directors during the fiscal year ended December 31, 2023.

Our non-employee directors are not entitled to retirement, benefit or other perquisite programs.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Anders Bjork(5)	—	—	—	—
Michael Brodsky	$105,000	$57,574	—	$162,574
Michael Casey	$77,000	$57,574	—	$134,574
Charles Frumberg	$59,000	$57,574	—	$116,574
Nani Maoz	$59,000	$57,574	—	$116,574
Medhini Srinivasan(5)	—	—	—	—

(1)	The amount under this column reflects the aggregate amount of cash retainers paid to each non-employee director.

(2)	The amounts under this column reflect the aggregate grant date fair value of 20,562 restricted shares of our common stock granted to each of Michael Brodsky, Michael Casey and Charles Frumberg, and Nani Maoz, under the 2018 Plan on July 26, 2023, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 3[Q] – Summary of Significant Accounting Policies – Stock-based compensation” and “Note 10 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Form 10-K. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.” Each of the restricted stock awards granted to Messrs. Brodsky, Casey, Frumberg and Maoz vested in full upon consummation of the MiX Combination.

(3)	At December 31, 2023, each of Messrs. Brodsky, Casey and Frumberg held 20,562 shares of unvested restricted stock and neither Anders Bjork nor Medhini Srinivasan held any shares of unvested restricted stock.

(4)	At December 31, 2023, Mr. Brodsky held options to purchase 95,000 shares of our common stock and each of Messrs. Casey and Frumberg held options to purchase 45,000 shares of our common stock. Mr. Bjork, Mr. Maoz and Ms. Srinivasan did not hold any options to purchase shares of our common stock at December 31, 2023.

(5)	Mr. Bjork and Ms. Srinivasan did not receive any compensation for their service as directors during the fiscal year ended December 31, 2023.

As of the closing date of the MiX Combination, each of Mr. Bjork, Mr. Casey, Mr. Frumberg, Mr. Maoz and Ms. Srinivasan resigned as a director of Powerfleet.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding ownership of shares of our common stock as of May 1, 2024 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;

●	each of our Named Executive Officers;

●	each of our current directors; and

●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of May 1, 2024, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of May 1, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Form 10-K, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 107,349,987 shares of our common stock outstanding as of May 1, 2024. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock was based on a review of all statements filed with the SEC with respect to Powerfleet pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o Powerfleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding(1)
5% Stockholders:
Private Capital Management, LLC 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	5,923,830	(2)	5.52%
Current Executive Officers:
Steve Towe	1,161,754	(3)	1.08%
David Wilson	180,603	(4)	*
Jim Zeitunian	113,220	(5)	*
Offer Lehmann	97,000	(6)	*
Melissa Ingram	133,566	(7)	*
Charles Tasker	1,275,128	(8)	1.19%
Catherine Lewis	484,091	(9)	*
Jonathan Bates	63,808	(10)	*
Current Non-Employee Directors:
Michael Brodsky	428,178	(11)	*
Ian Jacobs	4,382,068	(12)	4.08%
Andrew Martin	22,342	(13)	*
Michael McConnell	—		*
All current directors and executive officers as a group (eleven individuals)	8,341,758		7.67%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 107,349,987 shares of our common stock outstanding as of May 1, 2024.

(2)	Based on information contained in Amendment No. 4 to Schedule 13G filed with the SEC on February 5, 2024, Private Capital Management, LLC, a Delaware limited liability company, beneficially owns an aggregate of 5,923,830 shares of our common stock, with shared voting and dispositive power over 2,932,602 shares, and sole voting and dispositive power over 2,991,228 shares.

(3)	This number includes 500,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(4)	This number includes 130,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(5)	This number includes 80,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(6)	This number includes 65,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(7)	This number includes 90,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(8)	This number includes (i) 309,880 shares of our common stock held by Mr. Tasker’s wife and (ii) 207,382 shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(9)	This number includes 161,119 shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(10)	This number consists of shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of May 1, 2024.

(11)	This number includes (i) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner, and (ii) 95,000 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of May 1, 2024.

(12)	This number includes 4,351,350 shares of our common stock held by 786 Partners LP and 402 Fund LP, over which Mr. Jacobs has voting and investment power.

(13)	This number includes 2,152 shares of our common stock held by Mr. Martin’s children.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our policy prohibits conflicts between the interests of our employees, officers and directors and our company. A conflict of interest exists when an employee, officer, or director’s personal interest interferes or may interfere with our interests. When it is deemed to be in the best interests of our company and our stockholders, the Audit Committee may grant waivers to employees, officers and directors who have disclosed an actual or potential conflict of interest, which waivers are subject to approval by our Board. This policy is included in our Code of Business Conduct and Ethics for Employees, Officers and Directors.

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Since January 1, 2021, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or were a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of May 1, 2024, our common stock is Powerfleet’s only class of voting securities.

Director Independence

Our Board has determined that, with the exception of Mr. Towe, each of our current directors satisfies the current “independent director” standards established by the Nasdaq rules and, as to the members of the Audit Committee, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of our board of directors is comprised of independent directors as required by the Nasdaq rules. The Audit Committee is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of our board of directors is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements, comfort letters, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC for the fiscal years ended December 31, 2022 and December 31, 2023 were $1,550,000 and $2,586,000, respectively. For the fiscal years ended December 31, 2022 and 2023, aggregate audit fees included fees for the audit of the effectiveness of our internal control over financial reporting required by the Sarbanes-Oxley Act.

Audit-Related Fees

The aggregate fees billed by EY for audit-related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2022 and December 31, 2023 were $0 and $66,950, respectively.

Tax Fees

The aggregate fees billed by EY for professional services rendered for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2022 and December 31, 2023 were $222,000 and $235,000, respectively.

All Other Fees

The aggregate fees billed by EY for products or professional services rendered during the fiscal years ended December 31, 2022 and December 31, 2023 were $2,500 and $0, respectively, in addition to the services described under the captions “Audit Fees” and “Tax Fees” above, which primarily consisted of fees related to a subscription for EY thought leadership and accounting guidance in 2022.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of Powerfleet, Inc. are included in Item 8 of Part II of this Form 10-K:

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Form 10-K or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among Powerfleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among Powerfleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.4	Implementation Agreement, dated October 10, 2023, by and among Powerfleet, Inc., Main Street 2000 Proprietary Limited and MiX Telematics Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 10, 2023).†

3.1.1	Amended and Restated Certificate of Incorporation of Powerfleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).

3.1.2	Amendment to the Amended and Restated Certificate of Incorporation of Powerfleet, Inc. (filed herewith).

3.2	Amended and Restated Bylaws of Powerfleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen Powerfleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).

4.2	Description of Securities (filed herewith).

10.1.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.1.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.3	Powerfleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on July 26, 2023).*

10.4.1	Employment Offer Letter, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).*

10.4.2	Severance Agreement, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).*

10.4.3	Amendment to Severance Agreement, dated September 11, 2023, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc. filed with the SEC on September 15, 2023).*

10.4.4	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Powerfleet, Inc., filed with the SEC on March 16, 2022).*

10.5.1	Offer Letter, dated December 31, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 4, 2023).*

10.5.2	Employee Covenants Agreement, dated November 11, 2022, between Powerfleet, Inc. and David Wilson (filed herewith).*

10.6	Offer Letter, dated February 8, 2022, between Powerfleet, Inc. and James Zeitunian (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on March 31, 2023).*

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).*

10.8	Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 22, 2024).

10.9	Facilities Agreement, dated March 7, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 12, 2024).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Powerfleet, Inc. Clawback Policy (filed herewith).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Form 10-K, which is incorporated into this Item 15(b) by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024

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

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	May 9, 2024
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	May 9, 2024
David Wilson	(Principal Financial and Accounting Officer)

/s/ Michael Brodsky	Director	May 9, 2024
Michael Brodsky

/s/ Ian Jacobs	Director	May 9, 2024
Ian Jacobs

/s/ Andrew Martin	Director	May 9, 2024
Andrew Martin

/s/ Michael McConnell	Director	May 9, 2024
Michael McConnell

