Form 10-KT
period 2024-03-31
Powerfleet, Inc.
filed 2024-08-22
CIK 1774170

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to March 31, 2024

Commission file number: 001-39080

POWERFLEET, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4366463
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

123 Tice Boulevard, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

(201) 996-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	AIOT	The Nasdaq Global Market
(Title of class)	(Trading Symbol)	(Name of exchange on which registered)

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

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $459.6 million.

The number of shares of the registrant’s Common Stock outstanding as of August 16, 2024 was 107,578,010 shares.

POWERFLEET, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Transition Report on Form 10-K (this “Form 10-KT”) of Powerfleet, Inc. (“Powerfleet,” the “Company,” “we,” “our” or “us”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-KT. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET IQ®, POWERFLEET YARD®, didBOX®, FREIGHTCAM, KEYTROLLER®, REEFERMATE®, POWERFLEET and DESIGN®, CAMERA Design®, UNITY®, POWERFLEET UNITY®, POWER AI®, Mix Telematics, Mix Telematics – Logo, Matrix Vehicle Tracking Logo, Datatrak, Tracking. Simply Sorted, Beame Character Device, Beame Logo 2012, Beame Logo 2010, Mix-Drive, FM-WEB, Matrix – right by your side (2013 logo), Mix Vision, Mix Safedrive, FM Communicator, MIX ROVI, Beame Logo, Our Customers Are People, Not Vehicles, Tripmaster, Life Takes You Places, Matrix Brings you Home, MiX Intuition, Recovery. Simply Sorted, Geoloc Advanced Alert, MiX Now, Mix Recovery Protect, Mix Fleet Manager, Connected and Protected Fleet.

Item 1. Business.

Overview

Powerfleet is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

On May 8, 2024, our Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align our reporting calendar with the April 2, 2024 close of our business combination with MiX Telematics and MiX Telematics’ historical March 31 fiscal year end. This Form 10-KT is a transition report and includes financial information for the three-month period from January 1, 2024 to March 31, 2024 (the “2024 transition period”). For comparative purposes, an unaudited statement of operations, statement of comprehensive income (loss) and statement of cash flows have been included for the three-month period from January 1, 2023 to March 31, 2023 (the “2023 transition period”). The 2023 transition period has not been audited and is derived from the books and records of the Company.

On April 2, 2024, we consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that we entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and our wholly owned subsidiary (“Powerfleet Sub”), and MiX Telematics, a public company incorporated under the laws of the Republic of South Africa (the “MiX Combination”). On such closing date, Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), in exchange for shares of our common stock. As a result, MiX Telematics became our indirect, wholly owned subsidiary. Given that the MiX Combination closed after the end of the 2024 transition period, the information included in this Form 10-KT principally describes our business, financial condition, results of operation, liquidity and capital resources prior to the MiX Combination and includes the historical financial statements of Powerfleet before the MiX Combination.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology and products, including our wireless asset management systems, connected car products, and vehicle management systems. As of July 11, 2024, our patent portfolio includes 37 U.S. patents, 3 pending U.S. patent applications, 2 pending foreign patent applications, and 2 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2026 and 2040. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET IQ®, POWERFLEET YARD®, didBOX®, FREIGHTCAM®, KEYTROLLER®, REEFERMATE®, POWERFLEET and DESIGN®, CAMERA Design®, UNITY®, POWERFLEET UNITY®, POWER AI®. Following the MiX Combination, we have additional trademarks for Mix Telematics, Mix Telematics – Logo, Matrix Vehicle Tracking Logo, Datatrak, Tracking. Simply Sorted, Beame Character Device, Beame Logo 2012, Beame Logo 2010, Mix-Drive, FM-WEB, Matrix – right by your side (2013 logo), Mix Vision, Mix Safedrive, FM Communicator, MIX ROVI, Beame Logo, Our Customers Are People, Not Vehicles, Tripmaster, Life Takes You Places, Matrix Brings you Home, MiX Intuition, Recovery. Simply Sorted, Geoloc Advanced Alert, MiX Now, Mix Recovery Protect, Mix Fleet Manager, Connected and Protected Fleet.

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

Employees

As of July 15, 2024, we had 1,954 total employees globally, 100% of whom are full-time employees. We believe that our relationships with our employees are good.

Macroeconomic Developments

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), we restated our previously issued audited consolidated financial statements contained in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2022 and 2021 and our unaudited consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023 and 2022, Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and 2022 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and 2022.

Other Information

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. Powerfleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which we acquired Pointer (the “Pointer Merger”). Upon the closing of the Pointer Merger, Powerfleet became the parent entity of I.D. Systems and Pointer.

Our primary website is www.powerfleet.com. We make available on this website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (the “SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A. Risk Factors.

In addition to the other information contained in this Form 10-KT, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We may not realize the anticipated benefits and cost savings of the MiX Combination.
●	Integrating our business and MiX Telematics’ business may be more difficult, time-consuming or costly than expected.
●	The market price for shares of our common stock may decline as a result of the MiX Combination, including as a result of some of our stockholders adjusting their portfolios.
●	The MiX Combination may not be accretive, and may be dilutive, to the combined company’s earnings per share, which may negatively affect the market price of shares of our common stock.
●	We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
●	The inability of our supply chain to deliver certain key components, such as semiconductors, could materially adversely affect our business, financial condition and results of operations.
●	Our expansion into new products, services, and technologies subjects us to additional risks.
●	If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to increase our market share.
●	Inaccurate output from artificial intelligence could result in brand and reputation damage.
●	We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
●	The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.
●	We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
●	We are an international company and may be susceptible to several political, economic and geographic risks that could harm our business.
●	Conditions and changes in the global economic environment may adversely affect our business and financial results.
●	The international scope of our business exposes us to risks associated with foreign exchange rates.
●	We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
●	If the market for our technology does not develop or become sustainable, expands more slowly than we expect or becomes saturated, our revenues will decline and our financial condition and results of operations could be materially and adversely affected.

●	We rely significantly on channel partners to sell our products, and disruptions to, or our failure to develop and manage our channel partners would harm our business.
●	If we are unable to protect our intellectual property rights, our financial condition and results of operations could be materially and adversely affected.
●	We have been, and may continue to become, involved in intellectual property disputes that could subject us to significant liability and divert the time and attention of our management and prevent us from selling our products.
●	Our Israeli subsidiaries have incurred significant indebtedness.
●	The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or take certain actions.
●	In connection with the MiX Combination, we have incurred significant additional indebtedness to finance the redemption of our Series A preferred stock.
●	The restatement of our previously issued consolidated financial statements and the related analysis and ongoing remedial measures have been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
●	In connection with the preparation of our audited financial statements for the year ended December 31, 2023 and transition period ended March 31, 2024, we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.
●	We rely on subcontractors to manufacture and deliver our products.
●	Our manufacturers rely on a limited number of suppliers for several significant components used in our products.
●	The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
●	Because our products are complex, they may have undetected errors or failures when they are introduced, which could seriously harm our business, and our product liability insurance may not adequately protect us.
●	Changes in practices of insurance companies in the markets in which we provide and sell our SVR services and products could adversely affect our revenues and growth potential.
●	A decline in sales of consumer or commercial vehicles in the markets in which we operate could result in reduced demand for our products and services.
●	A reduction in vehicle theft rates may adversely impact demand for our SVR services and products.
●	The increasing availability of handheld general packet radio service GPRS devices may reduce the demand for our products for small fleet management.
●	The use of our products is subject to international regulations.
●	The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
●	Our financial statements may not reflect certain payments we may be required to make to employees.
●	Some of our employees in our subsidiaries are members of labor unions and a dispute between us and any such labor union could result in a labor strike that could delay or preclude altogether our ability to generate revenues in the markets where such employees are located.
●	Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
●	Manufacturing of many of our products is highly complex, and an interruption by suppliers, subcontractors or vendors could adversely affect our business, financial condition or results of operations.
●	If we lose our executive officers, or are unable to recruit additional personnel, our ability to manage our business could be materially and adversely affected.
●	We provide financing to our customers for the purchase of our products, which may increase our credit risks in the event of a deterioration in a customer’s financial condition or in global credit conditions.
●	Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
●	Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
●	We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.
●	Many of our employees in Israel are required to perform military reserve duty.
●	Economic uncertainty and volatility in Mexico may adversely affect our business.
●	Fluctuations in the value of the South African Rand may have a significant impact on our reported revenue and results of operations, which may make it difficult to evaluate our business performance between reporting periods.
●	If we do not achieve applicable Broad-Based Black Economic Empowerment objectives in our South African businesses, we risk not being able to renew certain of our existing contracts which service South African government and quasi-governmental customers, as well as not being awarded future corporate and governmental contracts, each of which would result in the loss of revenue.
●	Socio-economic inequality in South Africa or regionally may subject us to political and economic risks, which may affect the ownership or operation of our business.
●	The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
●	Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
●	Our Amended and Restated Certificate of Incorporation, as amended provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
●	Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

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

We and MiX Telematics operated independently prior to completion of the MiX Combination on April 2, 2024, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our company’s ongoing business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of our company and MiX Telematics in order to realize the anticipated benefits of the MiX Combination so that the combined business performs as expected include, among others:

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

As of December 31, 2023 and March 31, 2024, we had cash (including restricted cash) and cash equivalents of $19.3 million and $109.7 million, respectively, and working capital of $23.5 million and $126.2 million, respectively. Our primary sources of cash are cash flows from the sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facility. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net (losses) income of approximately $(22.1) million, $(16.9) million, $(17.3) million, $1.9 million, and $(19.6) million for the years ended December 31, 2021, 2022 and 2023 and three months ended March 31, 2023 and 2024, respectively, and have incurred additional net losses since inception. At December 31, 2023, and March 31, 2024, we had an accumulated deficit of approximately $146.3 million and $154.8 million, respectively. Our ability to increase our revenues from the sale of our solutions will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable and the market price of our common stock could decline.

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

We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technological challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to increase our market share.

Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. We are active in the research and development of new products and technologies and in enhancing our current products. However, research and development in our industry is complex and filled with uncertainty. For example, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, any of which may result in lost market opportunities. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If our efforts do not lead to the successful development, marketing and release of new products that respond to technological developments or changing customer needs and preferences, our revenues and market share could be materially and adversely affected. We may expend a significant number of resources in unsuccessful research and development efforts. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products. Any of the foregoing could materially and adversely affect our financial condition and results of operations and reduce our ability to increase our market share.

Inaccurate output from artificial intelligence could result in brand and reputation damage.

Artificial intelligence (“AI”) is being integrated into several of our solutions and/or products and could be a significant factor in future service offerings. While AI can present significant benefits, it also presents risks and challenges to our business. Data sourcing, technology, integration and process issues, program bias into decision-making algorithms, security challenges and the protection of personal privacy could impair the adoption and acceptance of AI solutions. If the output from AI solutions are deemed to be inaccurate or questionable, our brand and reputation may be harmed and we may potentially be subject to legal liability claims.

We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

Our business operations require that we use and store sensitive data, including intellectual property and proprietary business information in our secure data centers and on our networks. We face several threats to our data centers and networks in the form of unauthorized access, security breaches and other system disruptions. It is critical to our business strategy that our infrastructure remains secure and is perceived by customers and partners to be secure. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. Despite our security measures, our information technology systems have been, and may continue to be, subject to cybersecurity threats and incidents. Any such security breach may compromise information used or stored on our networks and may result in significant data losses or theft of our, our customers’, or our business partners’ intellectual property or proprietary business information. A cybersecurity breach could negatively affect our reputation by adversely affecting the market’s perception of the security or reliability of our products or services. In addition, a cyber-attack could result in other negative consequences, including remediation costs, disruption of internal operations, increased cybersecurity protection costs, lost revenues or litigation, which could have a material adverse effect on our business, results of operations and financial condition.

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

The products marketed by us, and our competitors are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do.

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

We are an international company and may be susceptible to several political, economic and geographic risks that could harm our business.

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

To the extent we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we may be required to relinquish rights to our technologies or systems or grant licenses on terms that are not favorable to us in order to raise additional funds through strategic alliance, joint venture and licensing arrangements. We cannot provide assurance that the additional sources of funds will be available, or if available, would have reasonable terms. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial condition, results of operations and stock price could be materially and adversely affected.

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

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve the processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to offer our products exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. Our failure to establish and maintain successful relationships with channel partners would harm our business and operating results.

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

Our employees, consultants and advisors enter into confidentiality agreements with us that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. Despite these efforts, we cannot assure you that we will be able to effectively enforce these agreements, or our confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information.

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

On March 18, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer entered into an amended and restated credit agreement (the “A&R Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), which refinanced the facilities under, and amended and restated, the prior credit agreement, dated August 19, 2019 (as amended, the “Prior Credit Agreement”). The A&R Credit Agreement provides Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekel (“NIS”) in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively (“Facility A” and “Facility B,” respectively, and collectively, the “Term Facilities”)), and two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (comprised of two revolvers in the aggregate principal amounts of $10 million and $10 million, respectively (“Facility C” and “Facility D,” respectively, and, collectively, the “Revolving Facilities” and, together with the Term Facilities, the “Credit Facilities”)). The outstanding amount under the facilities made available pursuant to the Prior Credit Agreement was approximately NIS 40.1 million, or $11.1 million, as of December 31, 2023. On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. Such indebtedness will have the effect, among other things, of reducing Powerfleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, because such indebtedness is subject to floating interest rates and exposed to foreign currency fluctuations, may increase Powerfleet Israel’s and Pointer’s vulnerability to fluctuations in market interest and foreign exchange rates. The A&R Credit Agreement continues to require Powerfleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness continues to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all its assets, as well as cross guarantees between Powerfleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.

The A&R Credit Agreement contains several restrictive covenants that impose significant operating and financial restrictions on Powerfleet Israel and Pointer and limits their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:

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

The closing of debt and/or equity financing in an amount sufficient to provide for the redemption in full in cash of all outstanding shares of our Series A convertible preferred stock (“Series A Preferred Stock”) was a condition to closing the MiX Combination. On March 7, 2024, we, together with certain of our wholly owned subsidiaries, entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), pursuant to which RMB agreed to provide us with two term loan facilities in an aggregate principal amount of $85 million, the proceeds of which may be used to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. On March 13, 2024, we drew down all $85 million available under such facilities. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Credit Facilities to redeem in full all of the outstanding shares of the Series A Preferred Stock. Such indebtedness will have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase our vulnerability to fluctuations in market interest rates. The increased levels of indebtedness could also reduce funds available to fund efforts to combine our and MiX Telematics’ businesses and realize expected benefits of the MiX Combination and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for the combined company relative to other companies with lower debt levels.

The restatement of our previously issued consolidated financial statements and the related analysis and ongoing remedial measures have been time consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

In connection with our 2023 Form 10-K, we have restated our previously issued audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2022 and our unaudited consolidated financial statements covering each of the interim periods during the 2022 and 2023 fiscal years. These restatements have been, and the remediation efforts we have begun to undertake are and will be, time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows.

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

In connection with the preparation of our audited financial statements for the year ended December 31, 2023 and transition period ended March 31, 2024,  we identified material weaknesses in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. We identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and March 31, 2024, which have not been remediated (see Item 9A of each of our 2023 Form 10-K and this Form 10-KT for more information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Our management has concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2023 and March 31, 2024 due to the lack of controls related to accounting for the redemption premium on convertible redeemable preferred stock, the determination of standalone selling price, capitalized software costs and the financial statement close process.

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

In order to meet the requirements under our customer contracts, we rely on subcontractors to manufacture and deliver our products to our customers. Any quality or performance failures by our subcontractors or changes in their financial or business condition could disrupt our ability to supply quality products to our customers in a timely manner. If we are unable to fulfill orders from our customers in a timely manner, we could experience business interruptions, increased costs, damage to our reputation and the loss of our customers. In addition, we may be subject to claims from our customers for failing to meet our contractual obligations. Although we have several sources for production, the inability to provide our products to our customers in a timely manner could result in the loss of customers and our revenues could be materially reduced. In addition, there is great competition for the most qualified and competent subcontractors. If we are unable to hire qualified subcontractors, the quality of our services and products could decline. Furthermore, third-party manufacturers in the electronic component industry are consolidating. The consolidation of third-party manufacturers may give remaining manufacturers greater leverage to increase the prices that they charge, thereby increasing our manufacturing costs. If this were to occur and we are unable to pass the increased costs onto our customers, our profitability could be materially and adversely affected.

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

We rely on a limited number of suppliers for the components and raw materials used in our products. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves several significant risks, including:

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

We depend on the practices of insurance companies in the markets in which we provide our SVR services and sell our SVR products. In Israel, which is our main SVR market, most of the insurance companies either mandate the use of SVR services and products for certain cars, or their equivalent, as a prerequisite for providing insurance coverage to owners of certain medium and high-end vehicles or provide insurance premium discounts to encourage vehicle owners to subscribe to services and purchase products such as ours. Therefore, we rely on insurance companies’ continued practice of accepting vehicle location and recovery technology as a preferred security product.

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

Demand for our SVR services and products depends primarily on prevailing or expected vehicle theft rates. Vehicle theft rates may decline as a result of various factors such as the availability of improved security systems, implementation of improved or more effective law enforcement measures, or improved economic or political conditions in markets that have high theft rates. If vehicle theft rates in some of, or entire of, our existing markets decline, or if insurance companies or our other customers believe that vehicle theft rates have declined or are expected to decline, demand for our SVR services and products may decline.

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

The use of our products is subject to regulatory approvals of government agencies in each of the countries in which our systems are operated, including Israel. Our operators typically must obtain authorization from each country in which our systems and products are installed. While in general, operators have not experienced problems in obtaining regulatory approvals to date, the regulatory schemes in each country are different and may change from time to time. We cannot guarantee that the approvals, which our operators have obtained, will remain sufficient in the view of regulatory authorities. In addition, we cannot assure you that third party operators of our systems and products will obtain licenses and approvals in a timely manner in all jurisdictions in which we wish to sell our systems or that restrictions on the use of our systems will not be unduly burdensome.

The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.

There are no established industry standards in all the businesses in which we sell our products. For example, vehicle location devices may operate by employing various technologies, including network triangulation, GPS, satellite-based or network-based cellular or direction-finding homing systems. The development of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and we may not be able to develop new services and products that are in compliance with such new industry standards on a cost-effective basis. If industry standards develop and such standards do not incorporate our products and we are unable to effectively adapt to such new standards, such development could harm our results of operations.

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

Some of our employees in our subsidiaries are members of labor unions. If a labor dispute were to develop between us and our unionized employees, such employees could go on strike, and we could suffer work stoppage for a significant period of time. A labor dispute can be difficult to resolve and may require us to seek arbitration for resolution, which can be time-consuming, distracting to management, expensive and difficult to predict. The occurrence of a labor dispute with our unionized employees could delay or preclude altogether our ability to generate revenues in the markets where such employees are located. In addition, labor disputes with unionized employees may involve substantial demands on behalf of the unionized employees, including substantial wage increases, which may not be correlated with our performance, thus impairing our financial results. Furthermore, labor laws applicable to our subsidiaries may vary and there is no assurance that any labor disputes will be resolved in our favor.

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

We test goodwill for impairment on an annual basis and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible intangible impairments if events occur, or circumstances change that would indicate that the carrying amount of such intangible may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

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

All non-exempt male adult permanent residents of Israel under the age of 40, including some of Pointer’s employees, are obligated to perform military reserve duty and may be called to active duty under emergency circumstances. In the past there have been significant call ups of military reservists, and it is possible that there will be additional call-ups in the future. While Pointer has operated effectively despite these conditions in the past, we cannot assess the impact these conditions may have on it in the future, particularly if emergency circumstances occur. Our operations could be disrupted by the absence for a significant period of one or more of our key employees or a significant number of our other employees due to military service. Any disruption to our operations would harm our business.

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

The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to:

●	Ownership – measuring the share of Black ownership and corresponding rights in the business, including voting rights among others;

●	Management Control – reflecting the percentage of Black people in managerial positions ranging from junior management upwards;

●	Skills Development – measuring the amount of money that was spent on the training and development of Black people including amongst others short courses, bursaries and learnerships;

●	Enterprise and Supplier Development (including Preferential Procurement) – with enterprise development measuring contributions to, and the development of small Black-owned businesses with the objective of enabling them to supply goods and services to the company in the future; with supplier development measuring contributions to, and the development of Black-owned suppliers to help grow their businesses; and with preferential procurement measuring the extent to which goods and services are procured from suppliers that are empowered and have a good B-BBEE rating; and

●	Socio-Economic Development – assessing the initiatives that the company supports often to the benefit of groups of individuals and communities with the objective of promoting income-generating activities and sustainable access to the economy for these beneficiaries.

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

As of August 16, 2024, our executive officers and directors beneficially owned, in the aggregate, approximately 6.51% of our outstanding common stock, not including approximately 1,493,620 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options and stock appreciation rights, or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We have 107,578,010 shares of common stock outstanding as of August 16, 2024, of which 100,574,477 shares are freely transferable without restriction, and 7,003,533 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of March 31, 2024, time-based options and market-based stock options subject to performance-based vesting conditions, to purchase 1,978,000 and 5,445,000 shares of our common stock, respectively, were issued and outstanding, of which 1,232,000 and 0, respectively, were vested. As of March 31, 2024, the weighted-average exercise price of the vested non-market-based stock options was $5.21. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold on the public market, the market value of our common stock could be adversely affected.

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

Item 3. Legal Proceedings.

The information contained in Note 18 to our consolidated financial statements included in this Form 10-KT is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “AIOT,” the Tel Aviv Stock Exchange under the symbol “PWFL,” and the Johannesburg Stock Exchange under the symbol “PWR.”

Holders

As of August 16, 2024, there were 47 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities.

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2024 - January 31, 2024	1,000	$3.15	(1)	$-	$-
February 1, 2024 - February 29, 2024	6,000	$3.16	(1)	$-	$-
March 1, 2024 - March 31, 2024	3,000	$2.99	(1)	$-	$-
Total	10,000	$3.09		$-	$-

(1)	Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-KT. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to be computed accurately.

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

We incurred net (losses) income attributable to common shareholders of approximately $(22.1) million, $(16.9) million, $(17.3) million, $1.9 million, and $(19.6) million for the years ended December 31, 2021, 2022, and 2023 and three months ended March 31, 2023 and March 31, 2024, respectively, and have incurred additional net losses since inception. As of March 31, 2024, we had cash (including restricted cash) and cash equivalents of $109.7 million, working capital of $126.2 million, and an accumulated deficit of $154.8 million. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facilities. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-KT. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

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

Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. For products which are not distinct to the customer separate from the SaaS services provided, we consider both hardware and SaaS services a bundled performance obligation. Under the applicable accounting guidance, all of our billings for future services are deferred and classified as a current and long-term liability. The deferred revenue is recognized over the service contract life, ranging from one to five years, beginning at the time that a customer acknowledges acceptance of the equipment and service. Payment terms are generally 30 days after the invoice date.

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

We test for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. As of October 1, 2023, we performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative revenue multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of the projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model.

The discounted cash flow analysis factors in assumptions on discount rates and terminal growth rates to reflect risk profiles, as well as revenue and cost growth relative to history and market trends and expectations. The market multiples approach incorporated judgment involved in the selection of comparable public company multiples and benchmarks. The selection of companies and multiples was influenced by differences in growth and profitability, and volatility in market prices of peer companies. These valuation inputs are inherently judgmental, and an adverse change in one or a combination of these inputs could trigger a goodwill impairment loss in the future.

For the three months ended March 31, 2024, we performed a qualitative assessment of goodwill. For the years ended December 31, 2021, 2022, and 2023 and three months ended March 31, 2023 and 2024, we did not incur an impairment charge.

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

We recognize uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. We apply the “more-likely-than-not” recognition threshold to all tax positions. We have opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended December 31, 2021, 2022, and 2023 and three months ended March 31, 2023 and 2024, interest and penalties were immaterial.

Results of Operations

The following table sets forth certain items related to our statement of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-KT. A detailed discussion of the material changes in our operating results is set forth below.

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Revenues:
Products	38.1%	35.8%	42.0%	41.9%	37.2%
Services	61.9%	64.2%	58.0%	58.1%	62.8%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	27.4%	28.2%	31.5%	31.3%	27.2%
Cost of services	22.1%	23.8%	21.1%	20.9%	22.6%
Total cost of revenues	49.5%	52.0%	52.6%	52.2%	49.8%

Gross profit	50.5%	48.0%	47.4%	47.8%	50.2%

Operating expenses:
Selling, general and administrative expenses	51.6%	64.7%	44.9%	46.7%	53.3%
Research and development expenses	5.2%	6.0%	9.1%	6.2%	6.3%
Total operating expenses	56.8%	70.7%	53.9%	52.9%	59.5%

Loss from operations	-6.4%	-22.7%	-6.5%	-5.1%	-9.4%

Interest income	0.1%	0.8%	0.0%	0.1%	0.1%
Interest expense, net	-0.4%	-2.1%	-2.2%	0.7%	-1.2%
Bargain purchase - Movingdots	22.0%	0.0%	0.0%	0.0%	6.8%
Other income (expense), net	0.0%	-0.2%	0.0%	0.0%	0.0%

Net income (loss) before income taxes	15.3%	-24.2%	-8.6%	-4.3%	-3.8%

Income tax expense	-1.2%	-1.0%	-1.5%	-0.6%	-0.4%

Net income (loss) before non-controlling interest	14.1%	-25.2%	-10.1%	-5.0%	-4.2%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%	0.0%

Net income (loss)	14.1%	-25.2%	-10.1%	-5.0%	-4.2%

Accretion of preferred stock	-5.0%	-29.6%	-4.1%	-4.3%	-5.3%
Preferred stock dividends	-3.4%	-3.4%	-3.3%	-3.1%	-3.4%

Net income (loss) attributable to common stockholders	5.7%	-58.2%	-17.5%	-12.4%	-12.9%

Three Months Ended March 31, 2023 (Unaudited) Compared to Three Months Ended March 31, 2024

REVENUES. Revenues increased by approximately $0.9 million, or 2.7%, to $33.7 million in 2024 from $32.9 million (unaudited) in 2023.

Revenues from products decreased by approximately $0.4 million, or 3.4%, to $12.1 million in 2024 from $12.5 million (unaudited) in 2023. The decrease in product revenues was primarily due to lower hardware only sales following preemptive actions by management to prune non-core lines of business offset in part by an increase in product sales from a legacy contract from our acquisition of Movingdots GmbH (“Movingdots”) for which there was $0 revenue in the comparable period due to the acquisition date of March 31, 2023.

Revenues from services increased by approximately $1.3 million, or 6.5%, to $21.7 million in 2024 from $20.3 million (unaudited) in 2023. The increase in services revenues was principally due to an increase in our install base that generates service revenue, with revenue growth concentrated in North America where a positive market response to our Unity SaaS product offering has been a significant contributing factor, offset in part by a significant step down in revenue in Argentina following the devaluation of the Argentinian Peso (“ARS”) by over 50% in December 2023.

COST OF REVENUES. Cost of revenues increased by approximately $1.3 million, or 7.7%, to $17.5 million in 2024 from $16.3 million (unaudited) in 2023.

Gross profit was $16.2 million in 2024 compared to $16.6 million (unaudited) in 2023. As a percentage of revenues, gross profit decreased to 48.0% in 2024 from 50.5% (unaudited) in 2023.

Cost of products increased by approximately $0.5 million, or 5.7%, to $9.5 million in 2024 from $9.0 million (unaudited) in 2023. Gross profit for products was $2.6 million in 2024 compared to $3.5 million (unaudited) in 2023. As a percentage of product revenues, gross profit decreased to 21.2% in 2024 from 28.0% (unaudited) in 2023. The decrease in gross profit as a percentage of product revenues was principally due to fulfilling low margin orders in our Movingdots business, which was not included in the comparative period results due to the Movingdots acquisition date, and the sale of certain slow moving inventory lines at cost.

Cost of services increased by approximately $0.7 million, or 10.3%, to $8.0 million in 2024 from $7.3 million (unaudited) in 2023. Gross profit for services was $13.6 million in 2024 compared to $13.1 million (unaudited) in 2023. As a percentage of service revenues, gross profit decreased to 63.0% in 2024 from 64.2% (unaudited) in 2023. The decrease in gross profit as a percentage of services revenues was principally due to gross margin compression attributable to the devaluation of the ARS and the commencement of amortization for our Unity SaaS platform and other capitalized development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by approximately $4.9 million, or 28.9%, to $21.8 million in 2024 compared to $16.9 million (unaudited) in 2023. The increase was principally due to an aggregate of $2.3 million in transaction-related costs in connection with our business combination with MiX Telematics; $2.7 million in audit and related fees associated with the restatement of prior period results and the preparation of financial information in this Form 10-KT; and $0.6 million in SG&A costs incurred by Movingdots, which is not in the comparable period for March 31, 2023 due to the Movingdots acquisition date. As a percentage of revenues, SG&A expenses increased to 64.7% in the three months ended March 31, 2024, from 51.6% (unaudited) in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by approximately $0.3 million, or 17.1%, to $2.0 million in 2024 compared to $1.7 million (unaudited) in 2023, principally due to $0.5 million in R&D costs incurred by Movingdots, which is not in the comparable period for March 31, 2023 due to the Movingdots acquisition date, offset by the capitalization of software development expenses for new product development and reduction in salaries and wages. As a percentage of revenues, R&D expenses increased to 6.0% in the three months ended March 31, 2024 from 5.2% (unaudited) in the same period in 2023.

INTEREST EXPENSE. Interest expense increased by $0.6 million, or 417.5%, to $0.7 million in 2024 from $0.1 million (unaudited) in 2023, principally due to borrowings under the term loan facilities under the Facilities Agreement with RMB and the new term facilities under the A&R Credit Agreement with Hapoalim, as well as foreign currency translation changes from the term facilities under Prior Credit Agreement with Hapoalim.

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $19.6 million, or $(0.55) per basic and diluted share, for 2024 as compared to net income of $1.9 million (unaudited), or $0.04 per basic and diluted share, for the same period in 2023. The increase in net loss was due primarily to transaction costs incurred with respect to the MiX Telematics acquisition, plus an increase in accretion of preferred stock of $8.3 million, and absent the bargain gain on the purchase of Movingdots of $7.2 million that was recorded in the March 31, 2023 period.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

REVENUES. Revenues decreased by approximately $2.2 million, or 1.6%, to $133.7 million in 2023 from $135.9 million in 2022.

Revenues from products decreased by approximately $7.2 million, or 12.7%, to $49.7 million in 2023 from $56.9 million in 2022. The decrease in product revenues was due to decreased product sales in Germany, where we are actively shutting down sales from low margin contracts, large logistics companies recalibrating demand following aggressive builds during the pandemic, and lower product sales in and out of Israel reflecting geopolitical headwinds and a proactive decision to shutter our hardware-only line of business. These decreases were offset by increases in product revenue in our Powerfleet for Vehicles business in the United States due to new unit purchases from new and existing customers.

Revenues from services increased by approximately $5.0 million, or 6.4%, to $84.0 million in 2023 from $79.0 million in 2022. The increase in services revenues was principally due to an increase in our install base that generates service revenue, with revenue growth concentrated in North America where a positive market response to our Unity SaaS product offering has been a significant contributing factor.

COST OF REVENUES. Cost of revenues decreased by approximately $4.3 million, or 6.0%, to $66.7 million in 2023 from $70.9 million in 2022. Gross profit was $67.1 million in 2023 compared to $65.0 million in 2022. As a percentage of revenues, gross profit increased to 50.2% in 2023 from 47.8% in 2022.

Cost of products decreased by approximately $6.2 million, or 14.5%, to $36.4 million in 2023 from $42.6 million in 2022. Gross profit for products was $13.3 million in 2023 compared to $14.4 million in 2022. As a percentage of product revenues, gross profit increased to 26.8% in 2023 from 25.2% in 2022. The increase in gross profit as a percentage of product revenues was principally due to decisions to stop fulfilling low margin orders and decreases in raw materials costs related to global supply chain issues, which were more prevalent in 2022 than 2023.

Cost of services increased by approximately $1.9 million, or 6.7%, to $30.3 million in 2023 from $28.4 million in 2022. Gross profit for services was $53.7 million in 2023 compared to $50.6 million in 2022. As a percentage of service revenues, gross profit minimally decreased to 64.0% in 2023 from 64.1% in 2022. The decrease in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue, offset by reduction due to the commencement of amortization for our Unity SaaS platform.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $7.8 million, or 12.2%, to $71.3 million in 2023 compared to $63.5 million in 2022. The increase was principally due to an aggregate of $5.5 million in transaction-related costs in connection with our acquisition of Movingdots and business combination with MiX Telematics, $2.1 million in SG&A costs incurred by Movingdots after the closing of such transaction, and increased salaries, investments in marketing programs and professional services fees. As a percentage of revenues, SG&A expenses increased to 53.3% in the year ended December 31, 2023, from 46.7% in the same period in 2022.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $0.1 million, or 1.1%, to $8.4 million in 2023 compared to $8.5 million in 2022, principally due to the capitalization of software development expenses for new product development and reduction in salaries and wages offset in part by the acquisition of Movingdots, which added $2.0 million to expenses. As a percentage of revenues, R&D expenses increased to 6.3% in the year ended December 31, 2023, from 6.2% in the same period in 2022.

INTEREST EXPENSE. Interest expense increased by $2.6 million, or 261.2%, to $1.6 million in 2023 from $(1.0) million in 2022, principally due to foreign currency translation gains from the term facilities under the Prior Credit Agreement with Hapoalim.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $17.3 million, or $(0.49) per basic and diluted share, for 2023 as compared to net loss of $16.9 million, or $(0.48) per basic and diluted share, for the same period in 2022. The increase in net loss was due primarily to transaction costs of $5.5 million with respect to the Movingdots acquisition and the business combination with MiX Telematics, plus incremental SG&A spend from the Movingdots acquisition of $2.1 million, plus an increase in accretion of preferred stock of $1.2 million, offset by the bargain gain on the purchase of Movingdots of $9.0 million.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

REVENUES. Revenues increased by approximately $10.0 million, or 7.9%, to $135.9 million in 2022 from $126.0 million in 2021.

Revenues from products increased by approximately $4.0 million, or 7.6%, to $56.9 million in 2022 from $52.9 million in 2021. The increase in product revenues was attributable to an increase in sales by our Powerfleet for Logistics and Powerfleet for Warehouse products.

Revenues from services increased by approximately $5.9 million, or 8.1%, to $79.0 million in 2022 from $73.1 million in 2021. The increase in services revenues was principally due to an increase in our install base that generates service revenue.

COST OF REVENUES. Cost of revenues increased by approximately $4.7 million, or 7.1%, to $70.9 million in 2022 from $66.2 million in 2021. Gross profit was $65.0 million in 2022 compared to $59.8 million in 2021. As a percentage of revenues, gross profit increased to 47.8% in 2022 from 47.4% in 2021. The minimal increase in gross profit as a percentage of revenues was principally due to less significant increases in raw material costs as a result of global supply chain issues in 2022 than in 2021.

Cost of products increased by approximately $2.9 million, or 7.4%, to $42.6 million in 2022 from $39.6 million in 2021. Gross profit for products was $14.4 million in 2022 compared to $13.3 million in 2021. As a percentage of product revenues, gross profit minimally increased to 25.2% in 2022 from 25.1% in 2021. The gross profit as a percentage of product revenues was impacted by product mix, higher costs associated with supply chain issues, electronic component shortages and inflation.

Cost of services increased by approximately $1.8 million, or 6.7%, to $28.4 million in 2022 from $26.6 million in 2021. Gross profit for services was $50.6 million in 2022 compared to $46.5 million in 2021. As a percentage of service revenues, gross profit increased to 64.1% in 2022 from 63.6% in 2021. The increase in gross profit as a percentage of services revenues was principally due to an increase in our install base that generates service revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by approximately $7.0 million, or 12.3%, to $63.5 million in 2022 compared to $56.5 million in 2021, inclusive of higher foreign currency losses of $0.7 million and higher severance costs of $0.7 million. Other drivers of the increase in expenses include increased salaries and related expenses, professional fees, and marketing and travel expenses. As a percentage of revenues, SG&A expenses increased to 46.7% in the year ended December 31, 2022, from 44.9% in the same period in 2021.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses decreased by approximately $3.0 million, or 25.9%, to $8.5 million in 2022 compared to $11.4 million in 2021, principally due to the capitalization of software development expenses for new product development, which increased by $1.7 million in 2022. As a percentage of revenues, R&D expenses decreased to 6.2% in the year ended December 31, 2022, from 9.1% in the same period in 2021.

INTEREST EXPENSE. Interest expense decreased by $3.8 million, or 136.0%, to $(1.0) million in 2022 from $2.8 million in 2021, principally due to foreign currency translation gains from the term facilities under the Prior Credit Agreement with Hapoalim.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $16.9 million, or $(0.48) per basic and diluted share, for 2022 as compared to net loss of $22.1 million, or $(0.64) per basic and diluted share, for the same period in 2021. The decrease in the net loss was due primarily to the reasons described above.

Headline Loss per Share

In connection with our secondary listing on the Johannesburg Stock Exchange (“JSE”), we are required to calculate and publicly disclose headline loss per share and diluted headline loss per share. Headline loss per share is calculated using net loss which has been determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Headline loss for the period represents the income (loss) for the period attributable to common stockholders of Powerfleet adjusted for the remeasurements that are more closely aligned to the operating or trading results as set forth below, and headline loss per share represents headline loss divided by the weighted average number of shares of common stock outstanding.

The table below presents a reconciliation between net loss attributable to common stockholders to headline loss for the years ended December 31, 2021, 2022, and 2023 and the three months ended March 31, 2023 (unaudited) and March 31, 2024.

	Three Months Ended March 31,		Year Ended December 31,
(in thousands, except per share data)	2023	2024	2021	2022	2023

Net income (loss) attributable to common stockholders	$1,883	$(19,639)	$(22,068)	$(16,891)	$(17,307)
Adjusted for:
Reversal of Bargain purchase – Movingdots	(7,234)	-	-	-	(9,034)
Headline loss	(5,351)	(19,639)	(22,068)	(16,891)	(26,341)

Weighted average common shares outstanding on which the net income (loss) attributable to common shareholders per share and headline loss per share has been calculated - basic and diluted	35,548	35,813	34,571	35,393	35,628

Net income (loss) per share attributable to common stockholders – basic and diluted	$0.04	$(0.55)	$(0.64)	$(0.48)	$(0.49)

Headline loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.55)	$(0.64)	$(0.48)	$(0.74)

Use of Non-GAAP Measures

The above disclosure was prepared for the purpose of complying with the reporting requirements of the JSE and includes certain non-GAAP measures, such as headline loss and headline loss per common share, and related reconciliations.

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

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide us with two term loan facilities in an aggregate principal amount of $85 million, with each term loan facility having a principal amount of $42.5 million. We drew down $85 million in cash under the term loan facilities on March 13, 2024, which the proceeds were in escrow and restricted as of March 31, 2024, subject to the consummation of the MiX Combination. The interest rates of the two term loan facilities are 8.699% per annum and 8.979% per annum. Interest is payable quarterly in arrears. The principal under the two term loan facilities are repayable in one installment on March 31, 2027 and March 31, 2029.

As a result of global supply chain disruptions, the conflicts between Russia and Ukraine and between Israel and Hamas, rising interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase the available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under the revolving credit facility.

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. The Implementation Agreement required, as a condition to closing of the MiX Combination, that we obtain debt and/or equity financing in an amount sufficient to provide for the redemption in full of all outstanding shares of our Series A Preferred Stock. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from the RMB term loan facilities described above and incremental borrowing capacity as a result of the refinancing of Credit Facilities to redeem the full $90.3 million value of the outstanding shares of Series A Preferred Stock.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $140.8 million, $146.3 million and $154.8 million as of December 31, 2022, December 31, 2023 and March 31, 2024, respectively. We anticipate incurring additional losses until such time that growth in revenue and gross margin from our strategic plan centered on our Unity SaaS platform and Warehouse safety product offerings exceed necessary investments in operating expenses, capital expenditures and debt financing costs.

Management believes our cash and cash equivalents (excluding restricted cash) of $19.0 million and $24.4 million as of December 31, 2023 and March 31, 2024, respectively, in conjunction with the debt proceeds from our lenders, plus cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (August 22, 2024) and service our outstanding obligations.

Capital Requirements

As of March 31, 2024, we had cash and cash equivalents of $109.7 million (including restricted cash) and working capital of $126.2 million compared to cash and cash equivalents (including restricted cash) of $19.3 million and working capital of $23.5 million as of December 31, 2023. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facilities , including $85 million in borrowings from RMB that was held in restricted cash at March 31, 2024 and was used as the primary source of funds to redeem all outstanding shares of the Series A Preferred Stock on April 2, 2024, the closing date of the MiX Combination. The MiX Combination is also expected to be a source of positive cash flow. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $1.8 million (unaudited) for the same period in 2023. The net cash used in operating activities for the three months ended March 31, 2024 includes $1.2 million in transaction costs settled in the quarter relating to the MiX Combination and non-cash charges of $1.0 million for stock-based compensation, $1.9 million for depreciation and amortization expense, $1.0 million for bad debt expense, and $0.8 million for right-of-use asset amortization, and reflects a net loss of $8.5 million. Changes in operating assets and liabilities included:

●	a decrease in accounts receivable of $0.7 million;
●	a decrease in inventory of $0.7 million;
●	a decrease in lease liabilities of $0.7 million;
●	an increase in prepaid expenses and other assets of $1.4 million; and
●	an increase in accounts payable and accrued expenses of $4.0 million.

Net cash provided by operating activities was $4.4 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $1.2 million for the same period in 2022. The net cash provided by operating activities for the year ended December 31, 2023 reflects a net loss of $5.7 million and includes non-cash charges of $3.9 million for stock-based compensation, $9.4 million for depreciation and amortization expense, a gain on bargain purchase of $9.0 million, and $2.8 million for right-of-use asset amortization. Changes in operating assets and liabilities included:

●	an increase in accounts receivable of $1.5 million;
●	an increase in inventory of $1.7 million;
●	a decrease in lease liabilities of $2.9 million; and
●	an increase in accounts payable and accrued expenses of $4.5 million.

Net cash provided by operating activities was $1.2 million for the year ended December 31, 2022, compared to net cash used in operating activities of $5.4 million for the same period in 2021. The net cash provided by operating activities for the year ended December 31, 2022 reflects a net loss of $6.8 million and includes non-cash charges of $4.3 million for stock-based compensation, $8.3 million for depreciation and amortization expense and $2.8 million for right-of-use asset amortization. Changes in operating assets and liabilities included:

●	an increase in accounts receivable of $1.4 million;
●	an increase in inventory of $4.5 million;
●	a decrease in lease liabilities of $2.7 million; and
●	a decrease in accounts payable and accrued expenses of $0.6 million.

Investing Activities

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2024, compared to net cash provided by in investing activities of $6.8 million (unaudited) for the same period in 2023. The cash provided by investing activities in the 2023 period was primarily due to $8.7 million in net cash acquired from the acquisition of Movingdots, partially offset by capitalized software development costs and capital expenditures. In the 2024 period, the usage of cash in investing activities was solely from the capitalized software development costs and capital expenditures.

Net cash provided by investing activities was $1.5 million for the year ended December 31, 2023, compared to net cash used in investing activities of $6.3 million for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $3.6 million for the purchase of fixed assets and $3.5 million for capitalized software development costs.

Net cash used in investing activities was $6.3 million for the year ended December 31, 2022, compared to net cash used in investing activities of $3.0 million for the same period in 2021. The cash used in investing activities for the years ended December 31, 2022 and 2021 was for the purchase of fixed assets and capitalized software development.

Financing Activities

Net cash provided by financing activities was $92.8 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $1.4 million for the same period in 2023. The increase in net cash provided by financing activities was primarily due to the receipt of the RMB and Hapoalim loan proceeds offset by repayments.

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

As a result of the MiX Combination, the combined company remains Powerfleet and our common stock continues to be listed on The Nasdaq Global Market under the symbol “AIOT” and the Tel Aviv Stock Exchange under the symbol “PWFL.” Additionally, our common stock has been listed on the JSE by way of a secondary inward listing under the symbol “PWR.”

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

The MiX Combination has been accounted for as a business combination, and we have been identified as the accounting acquirer. See Note 19, “Subsequent Events,” in Part II, Item 8, “Financial Statements and Supplementary Data” for our accounting acquirer analysis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	47
Consolidated Balance Sheets at December 31, 2022 and 2023 and March 31, 2024	50
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2022, and 2023 and Three Months Ended March 31, 2023 (unaudited) and 2024	51
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2022 and 2023, and Three Months Ended March 31, 2023 (unaudited) and 2024	52
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2022, and 2023, and Three Months Ended March 31, 2024	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2022, and 2023, and Three Months Ended March 31, 2024	54
Notes to the Consolidated Financial Statements	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerfleet, Inc. and subsidiaries (the Company) as of March 31, 2024, December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2024 and each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and December 31, 2023 and 2022, and the results of its operations and its cash flows for the three-month period ended March 31, 2024 and each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 22, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

Valuation of Embedded Derivatives

Description of the Matter

As disclosed in Note 11 of the consolidated financial statements, the Company entered into two loan facilities with voluntary and mandatory prepayment features that were deemed to be embedded derivatives, accounted for at fair value, separately from the respective debt-host contracts and recognized as an asset. The fair value of the prepayment embedded derivative assets (prepayment derivatives) were $2.2 million as of the initial issuance and March 31, 2024.

Auditing the Company’s valuation of the prepayment derivatives was complex and involved significant judgment due to the complexity of the valuation models and the use of subjective and unobservable assumptions such as credit spreads, credit spread volatilities, and credit ratings. Further, the auditing of the valuation of prepayment derivatives was especially challenging due to the material weakness in the financial statement close process. The material weakness required an increased extent of audit effort to test the reasonableness of the assumptions used in the valuation.

How We Addressed the Matter in Our Audit

To test the Company’s estimate of the fair value of the prepayment derivatives, our audit procedures included, among others, assessing the methodologies used in the valuation models and testing the significant assumptions discussed above with the assistance of our valuation specialists. We also assessed the completeness and accuracy of the underlying data used by the Company in its valuation. We compared the significant assumptions used by management to current industry and economic trends, including credit spreads, credit spread volatilities and credit ratings and evaluated whether changes in the Company’s business would affect the significant assumptions. We also performed independent comparative calculations. The extent of our audit procedures was expanded, for instance, by performing additional sensitivity analysis over the credit spread volatilities, because of the material weakness described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

Iselin, New Jersey
August 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Powerfleet, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Powerfleet, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in the design and operation of controls related to the determination of standalone selling price, capitalized software, business combination recognition and disclosure, valuation of goodwill, measurement and valuation of the convertible redeemable preferred stock and financial statement close process, which includes certain outsourced service providers utilized for share-based compensation accounting and the information technology general controls in the areas of user access and change management over key information technology systems that support the Company’s financial reporting processes, the related process-level information technology dependent manual controls and application controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024, December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2024 and each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the transition period consolidated financial statements, and this report does not affect our report dated August 22, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

August 22, 2024

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2022	December 31, 2023	March 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$17,680	$19,022	$24,354
Restricted cash	309	310	85,310
Accounts receivable, net of allowance for credit losses of $2,567, $2,797, and $3,197 as of December 31, 2022, December 31, 2023, and March 31, 2024, respectively	32,647	32,440	30,333
Inventory, net	22,272	22,602	21,658
Deferred costs - current	762	83	42
Prepaid expenses and other current assets	7,536	7,568	8,091
Total current assets	81,206	82,025	169,788

Fixed assets, net	9,249	12,383	12,719
Goodwill	83,487	83,487	83,487
Intangible assets, net	22,908	20,075	19,652
Right-of-use asset	7,820	6,195	7,428
Severance payable fund	3,760	3,802	3,796
Deferred tax asset	3,308	3,206	2,781
Other assets	6,318	6,916	9,029
Total assets	$218,056	$218,089	$308,680

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$10,312	$21,091	$1,951
Accounts payable and accrued expenses	25,397	30,296	34,008
Deferred revenue - current	6,376	5,666	5,842
Lease liability - current	2,441	1,503	1,789
Total current liabilities	44,526	58,556	43,590

Long-term debt - less current maturities	11,403	-	113,810
Deferred revenue - less current portion	4,431	4,956	4,892
Lease liability - less current portion	5,628	4,908	5,921
Accrued severance payable	4,365	4,533	4,597
Deferred tax liability	4,901	4,793	4,465
Other long-term liabilities	1,788	2,422	2,496

Total liabilities	77,042	80,168	179,771
Commitments and Contingencies (note 18)

Convertible redeemable preferred stock: Series A – 100 shares authorized, $0.01 par value; 59, 60, and 60 shares issued and outstanding at December 31, 2022, December 31, 2023, and March 31, 2024, respectively, at redemption value of $90,273 at March 31, 2024	72,031	80,277	90,273

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	-	-	-
Common stock; authorized 175,000 shares, $0.01 par value; 37,605, 38,716, and 38,709 shares issued at December 31, 2022, December 31, 2023, and March 31, 2024, respectively; shares outstanding, 36,170, 37,229, and 37,212 at December 31, 2022, December 31, 2023, and March 31, 2024, respectively	376	387	387
Additional paid-in capital	219,055	212,703	202,607
Accumulated deficit	(140,806)	(146,281)	(154,796)
Accumulated other comprehensive loss	(1,210)	(616)	(985)
Treasury stock; 1,435, 1,487, and 1,497 common shares at cost at December 31, 2022, December 31, 2023, and March 31, 2024, respectively	(8,510)	(8,651)	(8,682)

Total Powerfleet, Inc. stockholders’ equity	68,905	57,542	38,531
Non-controlling interest	78	102	105
Total equity	68,983	57,644	38,636
Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$218,056	$218,089	$308,680

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Revenues:
Products	$12,508	$12,080	$52,902	$56,945	$49,741
Services	20,344	21,660	73,058	78,967	83,995
Total revenues	32,852	33,740	125,960	135,912	133,736

Cost of revenues:
Cost of products	9,002	9,514	39,627	42,569	36,404
Cost of services	7,276	8,023	26,580	28,350	30,256
Total cost of revenues	16,278	17,537	66,207	70,919	66,660

Gross profit	16,574	16,203	59,753	64,993	67,076

Operating expenses:
Selling, general and administrative expenses	16,941	21,832	56,496	63,492	71,253
Research and development expenses	1,723	2,018	11,429	8,472	8,380
Total operating expenses	18,664	23,850	67,925	71,964	79,633

Loss from operations	(2,090)	(7,647)	(8,172)	(6,971)	(12,557)

Interest income	24	259	45	71	103
Interest expense, net	(137)	(709)	(2,764)	994	(1,602)
Bargain purchase - Movingdots	7,234	-	-	-	9,034
Other income (expense), net	3	(55)	8	24	(29)

Net income (loss) before income taxes	5,034	(8,152)	(10,883)	(5,882)	(5,051)

Income tax expense	(392)	(352)	(1,888)	(870)	(589)

Net income (loss) before non-controlling interest	4,642	(8,504)	(12,771)	(6,752)	(5,640)
Non-controlling interest	3	(11)	5	(2)	(35)

Net income (loss)	4,645	(8,515)	(12,766)	(6,754)	(5,675)

Accretion of preferred stock	(1,655)	(9,996)	(5,190)	(5,906)	(7,139)
Preferred stock dividends	(1,107)	(1,128)	(4,112)	(4,231)	(4,493)

Net income (loss) attributable to common stockholders	$1,883	$(19,639)	$(22,068)	$(16,891)	$(17,307)

Net income (loss) per share attributable to common stockholders – basic and diluted	$0.04	$(0.55)	$(0.64)	$(0.48)	$(0.49)

Weighted average common shares outstanding - basic	35,548	35,813	34,571	35,393	35,628
Weighted average common shares outstanding - diluted	35,628	35,813	34,571	35,393	35,628

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Net income (loss) attributable to common stockholders	$1,883	$(19,639)	$(22,068)	$(16,891)	$(17,307)

Foreign currency translation adjustment	112	(369)	(8)	(1,601)	594

Total other comprehensive income (loss)	112	(369)	(8)	(1,601)	594

Comprehensive income (loss)	$1,995	$(20,008)	$(22,076)	$(18,492)	$(16,713)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

	Common Stock		Additional		Accumulated Other		Non-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	controlling Interest	Stockholders’ Equity
Balance at January 1, 2021	32,280	$323	$201,786	$(121,287)	$399	$(6,858)	$75	$74,438
Net loss attributable to common stockholders	-	-	(9,303)	(12,765)	-	-	-	(22,068)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	(5)	(5)
Foreign currency translation adjustment	-	-	-	-	(8)	-	16	8
Issuance of restricted shares	449	5	(4)	-	-	-	-	1
Forfeiture of restricted shares	(89)	(1)	-	-	-	-	-	(1)
Vesting of restricted stock units	39	-	-	-	-	-	-	-
Shares issued pursuant to exercise of stock options	156	2	875	-	-	-	-	877
Shares withheld pursuant to exercise of stock options	-	-	-	-	-	(647)	-	(647)
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(794)	-	(794)
Common shares issued, net of issuance costs	4,428	44	26,822	-	-	-	-	26,866
Stock-based compensation	-	-	4,676	-	-	-	-	4,676
Balance at December 31, 2021	37,263	$373	$224,852	$(134,052)	$391	$(8,299)	$86	$83,351
Net loss attributable to common stockholders	-	-	(10,137)	(6,754)	-	-	-	(16,891)
Net income attributable to non-controlling interest	-	-	-	-	-	-	2	2
Foreign currency translation adjustment	-	-	-	-	(1,601)	-	(10)	(1,611)
Issuance of restricted shares	492	5	(5)	-	-	-	-	-
Forfeiture of restricted shares	(186)	(2)	2	-	-	-	-	-
Vesting of restricted stock units	36	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	4,343	-	-	-	-	4,343
Balance at December 31, 2022	37,605	$376	$219,055	$(140,806)	$(1,210)	$(8,510)	$78	$68,983
Retained earnings adjustment for adoption of ASU 2016-13	-	-	-	200	-	-	-	200
Net loss attributable to common stockholders	-	-	(11,632)	(5,675)	-	-	-	(17,307)
Net income attributable to non-controlling interest	-	-	-	-	-	-	35	35
Warrant issued in connection with acquisition	-	-	1,347	-	-	-	-	1,347
Foreign currency translation adjustment	-	-	-	-	594	-	(11)	583
Issuance of restricted shares	1,247	13	(13)	-	-	-	-	-
Forfeiture of restricted shares	(152)	(2)	2	-	-		-	-
Exercise of stock options	16	-	36	-	-	-	-	36
Shares withheld pursuant to vesting of restricted stock	-	-	-	-	-	(141)	-	(141)
Stock-based compensation	-	-	3,908	-	-	-	-	3,908
Balance at December 31, 2023	38,716	$387	$212,703	$(146,281)	$(616)	$(8,651)	$102	$57,644
Net loss attributable to common stockholders	-	-	(11,124)	(8,515)	-	-	-	(19,639)
Net income attributable to non-controlling interest	-	-	-	-	-	-	11	11
Foreign currency translation adjustment	-	-	-	-	(369)	-	(8)	(377)
Forfeiture of restricted shares	(7)	-	-	-	-	-	-	-
Shares withheld pursuant to vesting of restricted stock		-	-	-	-	(31)	-	(31)
Stock-based compensation	-	-	1,028	-	-	-	-	1,028
Balance at March 31, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

In thousands (except per share data)

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Cash flows from operating activities:
Net income (loss)	$4,645	$(8,515)	$(12,766)	$(6,754)	$(5,675)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Non-controlling interest	(3)	11	(5)	2	35
Gain on bargain purchase	(7,234)	-	-	-	(9,034)
Inventory reserve	2	59	(22)	149	1,500
Stock-based compensation expense	832	1,028	4,676	4,343	3,908
Depreciation and amortization	2,290	1,943	8,553	8,262	9,445
Right-of-use assets, non-cash lease expense	658	763	2,908	2,756	2,814
Bad debt expense	428	970	997	66	1,767
Deferred income taxes	372	97	1,888	708	(6)
Other non-cash items	46	(112)	305	707	103
Changes in:
Accounts receivable	824	746	(9,549)	(1,368)	(1,460)
Inventory	(237)	726	(5,943)	(4,473)	(1,743)
Prepaid expenses and other assets	(85)	(1,440)	(2,860)	(816)	791
Deferred costs	239	41	2,990	1,608	679
Deferred revenue	(3)	112	(1,767)	(627)	(295)
Accounts payable and accrued expenses	(325)	4,021	8,140	(533)	4,440
Lease liabilities	(694)	(694)	(2,790)	(2,739)	(2,851)
Accrued severance payable, net	-	36	(145)	(42)	(21)

Net cash provided by (used in) operating activities	1,755	(208)	(5,390)	1,249	4,397

Cash flows from investing activities:
Acquisitions, net of cash assumed	8,722	-	-	-	8,722
Purchase of investments	(100)	-	-	(100)	(100)
Capitalized software development costs	(680)	(591)	(627)	(2,219)	(3,629)
Capital expenditures	(1,100)	(1,309)	(2,400)	(4,011)	(3,464)

Net cash provided by (used in) investing activities	6,842	(1,900)	(3,027)	(6,330)	1,529

Cash flows from financing activities:
Net proceeds from stock offering	-	-	26,867	-	-
Proceeds from long-term debt, net of debt costs	-	113,919	-	-	-
Repayment of long-term debt	(1,329)	(11,037)	(5,571)	(5,659)	(4,408)
Short-term bank debt, net	(1)	(10,030)	(270)	5,709	4,321
Purchase of treasury stock upon vesting of restricted stock	(44)	(31)	(794)	(211)	(141)
Repayment of financing lease	-	-	(138)	(121)	(129)
Payment of preferred stock dividend	-	-	(4,112)	-	(3,385)
Proceeds from exercise of stock options, net	-	-	229	-	36

Net cash (used in) provided by financing activities	(1,374)	92,821	16,211	(282)	(3,706)

Effect of foreign exchange rate changes on cash and cash equivalents	(123)	(381)	531	(3,408)	(877)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,100	90,332	8,325	(8,771)	1,343
Cash, cash equivalents and restricted cash - beginning of year	17,989	19,332	18,435	26,760	17,989

Cash, cash equivalents and restricted cash - end of year	$25,089	$109,664	$26,760	$17,989	$19,332

Reconciliation of cash, cash equivalents, and restricted cash, beginning of year
Cash and cash equivalents	17,680	19,022	18,127	26,452	17,680
Restricted cash	309	310	308	308	309
Cash, cash equivalents, and restricted cash, beginning of year	$17,989	$19,332	$18,435	$26,760	$17,989

Reconciliation of cash, cash equivalents, and restricted cash, end of year
Cash and cash equivalents	24,780	24,354	26,452	17,680	19,022
Restricted cash	309	85,310	308	309	310
Cash, cash equivalents, and restricted cash, end of year	$25,089	$109,664	$26,760	$17,989	$19,332

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$5	$262	$58	$63	$175
Interest	$383	$447	$1,474	$1,308	$1,656

Noncash investing and financing activities:
Issuance of derivative on long-term debt	$-	$2,226	$-	$-	$-
Value of shares withheld pursuant to exercise of stock options	$-	$-	$647	$-	$-
Value of warrant issued in connection with Movingdots acquisition	$1,347	$-	$-	$-	$1,347
Value of licensed intellectual property acquired in connection with Movingdots acquisition	$-	$-	$-	$-	$1,517
Preferred stock dividends paid in shares	$-	$-	$-	$4,231	$1,108

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POWERFLEET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 and MARCH 31, 2024

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”), the Company restated its previously issued audited consolidated financial statements contained in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, and its unaudited consolidated financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023 and 2022, Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023 and 2022 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and 2022.

Liquidity

As of March 31, 2024, the Company had cash (including restricted cash) and cash equivalents of approximately $109,700 and working capital of approximately $126,200. The Company’s primary sources of cash are cash flows from sales of products and services, its holdings of cash, cash equivalents and investments from the sale of its capital stock and borrowings under its credit facilities. To date, the Company has not generated sufficient cash flows solely from operating activities to fund its operations.

In addition, the Company’s subsidiaries, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) were party to a Credit Agreement (the “Prior Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim provided Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekels (“NIS”) in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amounts of $20,000 and $10,000) and a five-year revolving credit facility to Pointer in an initial aggregate principal amount of $10,000. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in the Company’s acquisition of Pointer. The Prior Credit Facilities were scheduled to mature on October 3, 2024. See Note 11 for additional information.

On March 18, 2024, the Borrowers entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amounts of $20,000 (“Facility A”) and $10,000 (“Facility B”), respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (comprised of two revolvers in the aggregate principal amounts of $10,000 (“Facility C”) and $10,000 (“Facility D”), respectively). On March 18, 2024, Powerfleet Israel drew down $30,000 in cash under the term loan facilities and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet. The proceeds of the revolving facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. The Company did not borrow against the revolving credit facility as of March 31, 2024

On April 2, 2024, the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company, and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The Implementation Agreement required, as a condition to closing of the MiX Combination, that the Company obtain a debt and/or equity financing in an amount sufficient to provide for the redemption in full of all outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). In order to meet this condition, the Company entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) on March 7, 2024, and shortly thereafter drew down $85,000 in cash under the Facilities Agreement. On April 2, 2024, concurrently with the closing of the MiX Combination, the Company used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of credit facilities with Hapoalim to redeem in full $90,300 for the outstanding shares of the Series A Preferred Stock.

Management believes the Company’s cash, cash equivalents, and restricted cash of approximately $109,700 as of March 31, 2024 in conjunction with cash generated from the execution of its strategic plan over the next 12 months, and proceeds from the debt agreements are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (August 22, 2024) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Principles of consolidation:

The consolidated financial statements include the accounts of Powerfleet, Inc. and its subsidiaries (which, as noted above, are collectively referred to herein as the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

[B] Use of estimates:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill, capitalized software development costs, market-based stock-based compensation costs, standalone selling prices (“SSP”), valuation of the derivative asset, and assumptions used in business combinations. Actual results could differ from those estimates.

As of March 31, 2024, the impact of global uncertainties continues to unfold. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at December 31, 2022 and 2023 consisted of cash held in escrow for purchases from a vendor and restricted cash at March 31, 2024 consisted of escrow amounts of $85,000 for the Facilities Agreement deposited in escrow for the MiX Combination and cash of $310 held in escrow for purchases from a vendor.

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

Accounts receivable is net of an allowance for credit losses in the amount of $2,567, $2,797 and $3,197 at December 31, 2022 and 2023 and March 31, 2024, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

An analysis of the allowance for credit losses for the periods ended December 31, 2023 and March 31, 2024 is as follows:

Allowance for credit losses, December 31, 2022	$2,567
Adjustment for adoption of ASU 2016-13	(200)
Current period provision for expected credit losses	1,767
Write-offs charged against the allowance	(1,473)
Foreign currency translation	136
Allowance for credit losses, December 31, 2023	$2,797
Current period provision for expected credit losses	970
Write-offs charged against the allowance	(545)
Foreign currency translation	(25)
Allowance for credit losses, March 31, 2024	$3,197

During the year ended December 31, 2023 and the three months ended March 31, 2024, the change in the allowance for credit losses was due to the change in the age of trade receivables, offset by write-offs of bad debts.

[E] Revenue recognition:

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The expected costs associated with the Company’s base warranties continue to be recognized as an expense when the products are sold (see Note 12).

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

The Company recognizes revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond our standard warranties over the life of the contract. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as current or long-term based upon the terms of future services to be delivered. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative SSP. Judgment is required to determine the SSP for each distinct performance obligation. The Company generally determines standalone selling prices based on observable prices charged to customers. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of its transactions, the customer demographic, price lists, its go-to-market strategy and historical and current sales and contract prices. As the Company’s go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes to SSP.

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

[F] Inventory:

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

[G] Fixed assets and depreciation:

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

[H] Long-lived assets:

Long-lived assets, which include definite lived intangible assets and fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is assessed by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

[I] Goodwill and intangibles:

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

In performing the quantitative assessment, the Company measures the fair value of the reporting unit using a combination of a market approach and a discounted cash flow method, as a form of the income approach. The market approach includes the use of comparative revenue and adjusted EBITDA multiples to complement discounted cash flow results. The discounted cash flow method is based on the present value of the projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the cash flows from the discrete projection period. The fair value of the reporting unit is calculated based on the sum of the present value of the cash flows from the discrete period and the present value of the terminal value. The discount rate represented our estimate of the WACC, or expected return, that a marketplace participant would have required as of the valuation date. The application of our goodwill impairment test required key assumptions underlying our valuation model.

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

For the three-months ended March 31, 2024, the Company performed a qualitative assessment of goodwill. The Company considered such factors as the Company’s market capitalization as of March 31, 2024 and over a period of time, macroeconomic conditions, industry and market considerations, and overall financial performance. For the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022 and 2023, the Company did not incur an impairment charge.

[J] Product warranties:

The Company typically provides a 1 – 8-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized and are included in accounts payable and accrued expenses in the Consolidated Balance Sheets. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[K] Research and development:

Research and development costs are charged to expense as incurred and consist primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $1,723 (unaudited), $2,018, $11,429, $8,472, and $8,380 for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023, respectively.

[L] Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[M] Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

The Company’s cash and cash equivalents are invested primarily in deposits with major banks worldwide. Generally, these deposits may be redeemed upon demand and, therefore, bear low risk. Management believes that the financial institutions that hold the Company’s investments have a high credit rating.

For the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

[N] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. The Company did not make any contributions to the plan during the year ended December 31, 2021. For the years ended December 31, 2022 and 2023 and three month periods ended March 31, 2023 and 2024, the Company contributed $285, $379, $104 (unaudited), and $88, respectively, to the plan.

[O] Severance pay:

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

[P] Stock-based compensation:

The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options and restricted stock, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $4,676, $4,343, $3,908, $832, and 1,028 for the years ended December 31, 2021, 2022, and 2023 and the three months ended March 31, 2023 and 2024, respectively.

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

[Q] Income taxes:

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statement of operations. For the years ended December 31, 2021, 2022, and 2023 and three months ended March 31, 2023 (unaudited) and 2024, interest and penalties were immaterial. The Company elected to account for the U.S. tax on its Global Intangible Low-Taxed Income (“GILTI”) from its foreign subsidiaries as a period cost and, therefore included GILTI expense in its effective tax rate calculation.

[R] Fair value of financial instruments:

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

The Company’s cash and cash equivalents and investments in securities are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The fair value of the prepayment derivative includes at least one unobservable input, which is a Level 3 measurement. See Note 11 for further discussion.

	December 31, 2023		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt	$21,091	$20,919	$115,761	$116,278
Prepayment derivative	$-	$-	$2,226	$2,226

[S] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023 amounted to $1,781 (unaudited), $1,698, $1,185, $1,130, and $2,300, respectively.

[T] Foreign currency:

The Company’s reporting currency is the U.S dollar (“USD”). For businesses where the majority of the revenues are generated in USD and a substantial portion of the costs are incurred in USD, the Company’s management believes that the USD is the primary currency of the economic environment and thus their functional currency. Due to the fact that Argentina has been determined to be highly inflationary, the financial statements of our subsidiary in Argentina have been remeasured as if its functional currency was the USD. The Company also has foreign operations where the functional currency is the local currency. For these operations, assets and liabilities are translated using the end-of-period exchange rates and revenues, expenses and cash flows are translated using average rates of exchange for the period. Equity is translated at the rate of exchange at the date of the equity transaction. Translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction gains (losses) for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023 of $176 (unaudited), $(193), $(128), $(847), and $277, respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains related to long-term debt of $544 (unaudited), $151, $810, $2,689, and $591, for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023, respectively, are included in interest expense in the Consolidated Statement of Operations.

[U] Commitments and contingencies:

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

[V] Recently issued accounting pronouncements:

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

[W] Business Combinations

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

[X] Segment Information:

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company derives its revenue from the sale of systems and products and from customer SaaS and hosting infrastructure fees (see Note 16 – Segment Information).

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

As a result of the Movingdots Acquisition, Movingdots, a German company providing insurance telematics and sustainable mobility solutions, became a direct, wholly owned subsidiary of Powerfleet. Movingdots’ end-to-end telematics app solution will enhance Powerfleet’s software-as-a-service (“SaaS”)-based fleet intelligence platform, Unity, with additional customization capabilities and insurance risk insights. Movingdots’ expertise in safety and sustainability aligns with Unity’s focus on data-powered applications. The Movingdots Acquisition also strengthens Powerfleet’s global reach, particularly in Europe. Revenue and net loss of Movingdots since the Movingdots Closing included in the consolidated income statement for the years ended December 31, 2023 and 2022 was $523 and $(3,808), respectively.

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

Purchase Price Allocation

The Movingdots Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The Company recognized approximately $500 of acquisition-related costs which were expensed in the consolidated statement of operations for the year ended December 31, 2023, of which approximately $300 was expensed in the three-month period ended March 31, 2023.

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

The fair value estimates of the assets acquired and liabilities assumed were subject to adjustments through the initial measurement period. As of December 31, 2023, the measurement period was complete and an adjustment of approximately $1,500 was recorded to increase the fixed assets above for valuation of internal use software, and adjustments of an approximate $300 increase in net assets acquired related primarily to reductions in accounts payable and accrued expenses. Adjustments resulted in an increase to the gain on bargain purchase. Determining the fair values of the assets and liabilities of Movingdots required certain assumptions and judgment.

The intellectual property was valued using the replacement method. Since this asset does not directly generate revenue (i.e., it is intended to support other revenue-generating assets and its utility is premised on avoided operating costs), the fair value analysis considers the costs that would be incurred to recreate the intellectual property in the event that the intellectual property did not exist (or the agreement to license the intellectual property did not exist). The replacement cost method utilized assumptions on the length of time expected to be incurred to recreate the intellectual property, the amount and cost of labor plus a 30% obsolescence factor, and 20% estimated developer’s profit.

All other assets and liabilities acquired, as detailed in the allocation chart above, were valued at fair value based on their short-term nature.

Consistent with the requirements of ASC 805, the Company assessed whether all assets acquired, and liabilities assumed have been appropriately identified, measured and recognized, and performed re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued. After applying the requirements of ASC 805-30-25-4, the Company recognized a gain on bargain purchase as the estimated fair value of the identifiable net assets acquired exceeded the purchase consideration transferred by approximately $9,034. Management believes that the recognized gain on bargain purchase represents the best estimates of the economic effect of the Movingdots Acquisition based on all information that was available and existed as of the dates the financial statements were issued.

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

If the Company makes an on-sale transfer of any shares of Movingdots that were acquired in connection with the Movingdots Acquisition at any time between the signing date of the Movingdots Agreement and through 12 months after the Movingdots Closing, to any third-party purchaser (an “on-sale transfer”), for an amount that is in excess of the purchase price consideration transferred, then the Company will pay Swiss Re an amount in cash (“on sale compensation”) equal to (i) €8,000, plus (ii) the difference between such on-sale transfer price less the purchase price net of the net present value of the Swiss Re Warrants. The Company did not enter into an on-sale transfer.

Management views that insurance telematics and sustainability are important spaces for the Company to have propositions to enable future strategic value, supporting the more evolved, IOT data-rich mass subscription space. The acquisition of Movingdots and its business will, among other things:

●	open strategic relationships with some key customers such as Mercedes, BMW and Vodafone;

●	provide greater go-to-market opportunity to the Company with the European beachhead for future regional expansion, customer acquisition tool to upsell the Company’s portfolio into German and European markets, and maintain a distribution channel and partnership with Swiss Re; and

●	provide the Company with access to a team with technical skillsets across application development and management, cloud platform development, user experience/user interface design development and technical product management;

The following table represents the unaudited combined pro forma revenue and earnings for the annual periods ended December 31, 2022 and 2023:

	Year Ended December 31, 2022
	Historical	Pro forma combined (unaudited)

Revenues	$135,912	$143,522
Operating loss	$(6,971)	$(7,465)
Net loss per share - basic and diluted	$(0.48)	$(0.49)

	Year Ended December 31, 2023
	Historical	Pro forma combined (unaudited)

Revenues	$133,736	$136,258
Operating loss	$(12,557)	$(12,547)
Net loss per share - basic and diluted	$(0.49)	$(0.48)

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

NOTE 4 – REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022 and 2023.

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Products	$12,508	$12,080	$52,902	$56,945	$49,741
Services	20,344	21,660	73,058	78,967	83,995

	$32,852	$33,740	$125,960	$135,912	$133,736

The balances of contract assets and contract liabilities from contracts with customers are as follows as of December 31, 2022 and 2023 and March 31, 2024 are as follows:

	December 31, 2022	December 31, 2023	March 31, 2024

Assets:
Deferred contract cost	$2,740	$2,581	$2,632
Deferred cost	$762	$83	$42

Liabilities:
Deferred revenue - services (1)	$9,869	$10,511	$10,674
Deferred revenue - products (1)	938	111	60

	10,807	10,622	10,734
Less: Deferred revenue - current portion	(6,376)	(5,666)	(5,842)

Deferred revenue - long term	$4,431	$4,956	$4,892

(1)	The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2022 and 2023, and the three month period ended March 31, 2023 and 2024, the Company recognized revenue of $5,929, $6,046, $2,240 (unaudited), and $1,975, respectively, that was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2023	March 31, 2024

Sales-type lease receivables, current	$1,083	$1,104	$1,100
Prepaid expenses	3,952	3,900	2,817
Contract assets	1,131	1,164	1,162
Other current assets	1,370	1,400	3,012

	$7,536	$7,568	$8,091

NOTE 6 – INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $453 at December 31, 2022, $524 at December 31, 2023 and $538 at March 31, 2024.

Inventories consist of the following:

	December 31, 2022	December 31, 2023	March 31, 2024

Components	$12,443	$10,272	$9,403
Work in process	462	31	49
Finished goods, net	9,367	12,299	12,206

	$22,272	$22,602	$21,658

NOTE 7 – FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows:

	December 31, 2022	December 31, 2023	March 31, 2024

Installed products	$8,586	$10,765	$11,030
Computer software	7,195	10,650	11,496
Computer and electronic equipment	5,658	6,275	6,179
Furniture and fixtures	2,041	2,422	2,361
Leasehold improvements	1,415	1,417	1,498

	24,895	31,529	32,564
Accumulated depreciation and amortization	(15,646)	(19,146)	(19,845)
	$9,249	$12,383	$12,719

Depreciation and amortization expense for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022 and 2023 was $1,038 (unaudited), $955, $3,399, $3,183, and $3,876, respectively. This includes amortization of costs associated with computer software for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022 and 2023 of $71 (unaudited), $339, $426, $179 and $605, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The Company capitalizes costs for software to be sold, marketed, or leased to customers. Costs incurred internally in researching and developing software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The amortization of these costs is included in cost of revenue over the estimated life of the products.

The following table summarizes identifiable intangible assets of the Company as of March 31, 2024 and December 31, 2023 and 2022:

March 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(8,012)	$11,252
Trademark and tradename	3-15	7,553	(3,877)	3,676
Patents	7-11	628	(464)	164
Technology	7	10,911	(10,911)	-
Software to be sold or leased	3	5,159	(764)	4,395
		43,515	(24,028)	19,487

Unamortized:
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$43,680	$(24,028)	$19,652

December 31, 2023	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$19,264	$(7,606)	$11,658
Trademark and tradename	3-15	7,553	(3,682)	3,871
Patents	7-11	628	(441)	187
Technology	7	10,911	(10,784)	127
Software to be sold or leased	3	4,602	(535)	4,067
		42,958	(23,048)	19,910

Unamortized:
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$43,123	$(23,048)	$20,075

December 31, 2022	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9-12	$20,031	$(6,830)	$13,201
Trademark and tradename	3-15	7,589	(2,990)	4,599
Patents	7-11	628	(351)	277
Technology	7	10,667	(7,866)	2,801
Software to be sold or leased	3	1,865	-	1,865
		40,780	(18,037)	22,743

Unamortized:
Customer list		104	-	104
Trademark and tradename		61	-	61

		165	-	165

Total		$40,945	$(18,037)	$22,908

At March 31, 2024, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 11.9, 9.5, 7.0, 0.0, and 3.0 years, respectively.

Amortization expense for the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022 and 2023 was $1,252 (unaudited), $988, $5,154, $5,079 and $5,569, respectively. Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Year Ending March 31,
2025	$3,494
2026	3,737
2027	3,762
2028	2,919
2029	1,851
Thereafter	3,724
$19,487

For the three-month period ended March 31, 2024, the Company performed a qualitative assessment of goodwill. The Company considered such factors as the Company’s market capitalization as of March 31, 2024 and over a period of time, macroeconomic conditions, industry and market considerations, and overall financial performance. As of December 31, 2022 and 2023 and March 31, 2024, the Company determined that no impairment existed to the goodwill, customer list and trademark and trade name of its acquired intangible assets. There have been no changes in the carrying amount of goodwill from January 1, 2023 to March 31, 2024.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended the “2018 Plan”) pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 7,500 shares of the Company’s common stock with a vesting period of approximately four to five years. There were 2,374 shares available for future issuance under the 2018 Plan as of March 31, 2024.

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

During the first fiscal quarter of 2022, the Company granted options to purchase 5,065 shares of common stock with market-based vesting conditions. The market-based stock options have an exercise price that range from $2.85 to $21.00. The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) ranges between $10.50 and $21.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (1.7%), and expected stock price volatility (51.7%) over the expected life of awards (10 years). The weighted average fair value of market-based stock options granted during the period was $1.60.

During the year ended December 31, 2023, the Company granted options to purchase 865 shares of common stock with market-based vesting conditions. The market-based stock options will vest and become exercisable if the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) reaches $12.00. The Company valued the market-based stock option awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (3.7%), and expected stock price volatility (50%) over the expected life of awards (5.1 years). The weighted average fair value of market-based stock options granted during the year was $1.56.

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

[A] Stock options:

A summary of the status of the Company’s stock options, relating to the Company’s market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2021, 2022 and 2023 and March 31, 2024, and changes during the periods then ended is presented below:

	December 31, 2021		December 31, 2022		December 31, 2023		March 31, 2024
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-	5,065	$14.14	5,445	$13.39
Granted	-	$-	5,065	$14.14	865	$3.09	-	$-
Exercised	-	$-	-	$-	-	$-	-	$-
Forfeited or expired	-	$-	-	$-	(485)	$2.87	-	$-

Outstanding at end of period	-	$-	5,065	$14.14	5,445	$13.39	5,445	$13.39

Exercisable at end of period	-	$-	-	$-	-	$-	-	$-

The following table summarizes information about stock options relating to the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, at March 31, 2024.

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price
$2.98 - $7.48	1,320	8.62	$3.18	-	$-
$7.49 - $11.98	875	7.70	$10.50	-	$-
$11.99 - $16.48	1,250	7.76	$14.00	-	$-
$16.49 - $21.00	2,000	7.76	$21.00	-	$-
	5,445	7.97	$13.38	-	$-

A summary of the status of the Company’s stock options, excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers, as of December 31, 2021, 2022 and 2023 and March 31, 2024 and changes during the periods then ended, is presented below:

	December 31, 2021		December 31, 2022		December 31, 2023		March 31, 2024
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	3,624	$5.85	3,470	$5.91	2,727	$5.29	2,192	$4.79
Granted	120	$7.77	895	$4.08	470	$3.09	-	$-
Exercised	(156)	$5.60	-	$-	(16)	$2.33	-	$-
Forfeited or expired	(118)	$6.34	(1,638)	$5.95	(989)	$5.40	(214)	$5.81

Outstanding at end of period	3,470	$5.91	2,727	$5.29	2,192	$4.79	1,978	$4.68

Exercisable at end of period	1,546	$5.67	1,247	$5.79	1,189	$5.54	1,232	$5.21

	Options Outstanding			Options Exercisable
Exercise Prices ($)	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted - Average Exercise Price
$2.98 - $4.23	690	8.65	$3.18	214	$3.23
$4.24 - $5.48	568	7.30	$4.83	313	$4.87
$5.49 - $6.73	690	4.71	$5.91	683	$5.91
$6.74- $7.96	30	6.87	$7.82	22	$7.82
	1,978	6.86	$4.68	1,232	$5.21

	As of March 31, 2024
	Aggregate Intrinsic Value	Weighted - Average Remaining Contractual Life in Years
Options outstanding	$1,780	6.86
Options exercisable	$604	5.95

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31, 2021	December 31, 2022	December 31, 2023
Expected volatility	50.2%	49.4%	55.6%
Expected life of options	6.5 years	6.5 years	6.1 years
Risk free interest rate	0.69%	1.73%	3.87%
Dividend yield	0%	0%	0%
Weighted-average fair value of options granted during the year	$3.81	$2.04	$1.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

For the three months ended March 31, 2023 and 2024 and the years ended December 31, 2021, 2022, and 2023, the Company recorded $618 (unaudited), $688, $1,684, $2,943, and $2,712, respectively, of stock-based compensation expense in connection with the stock option grants.

The fair value of options vested during the years ended December 31, 2021, 2022 and 2023 and the three months ended March 31, 2023 and 2024 was $1,201, $869, $931, $540 (unaudited) and $532, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2022 and 2023 and the three months ended March 31, 2023 and 2024 was $483, $0, $9, $0 (unaudited) and $0, respectively.

As of March 31, 2024, there was $1,192 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.45 years.

As of March 31, 2024, there was $4,125 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 7.97 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of the non-vested shares for the years ended December 31, 2021, 2022, and 2023 and the three months ended March 31, 2024 is as follows:

	Number of Non-Vested Shares	Weighted- Average Grant Date Fair Value
Non-vested, January 1, 2021	806	$5.54
Granted	450	7.63
Vested	(537)	5.35
Forfeited or expired	(90)	6.51
Non-vested, December 31, 2021	629	7.06
Granted	492	3.72
Vested	(229)	6.99
Forfeited or expired	(186)	7.08
Non-vested, December 31, 2022	706	4.75
Granted	1,247	2.41
Vested	(297)	4.24
Forfeited or expired	(152)	5.32
Non-vested, December 31, 2023	1,504	2.86
Granted	-	-
Vested	(128)	4.51
Forfeited or expired	(6)	7.22
Non-vested, March 31, 2024	1,370	$2.68

For the years ended December 31, 2021, 2022, and 2023 and the three months ended March 31, 2023 and 2024, the Company recorded $2,529, $1,347, $1,196, $214 (unaudited) and $340, respectively, of stock-based compensation expense in connection with the restricted stock grants. As of December 31, 2023 and March 31, 2024 there was $3,349 and $2,929, respectively, of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 1.65 years.

[C] Restricted Stock Units:

For the years ended December 31, 2021, 2022 and 2023 and the three months ended March 31, 2023 and 2024 the Company recorded $203, $53, $0, $0 (unaudited), and $0, respectively, of stock-based compensation expense in connection with restricted stock units (“RSUs”) to employees. As of and subsequent to December 31, 2022, there were no vested or unvested RSUs outstanding.

NOTE 10 - NET INCOME (LOSS) PER SHARE

	Three months ended March 31,		Year ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023
Basic and diluted income (loss) per share
Net income (loss) attributable to common stockholders	$1,883	$(19,639)	$(22,068)	$(16,891)	$(17,307)

Net income (loss) per share attributable to common stockholders – basic and diluted	$0.04	$(0.55)	$(0.64)	$(0.48)	$(0.49)

Weighted average common shares outstanding - basic	35,548	35,813	34,571	35,393	35,628
Weighted average common shares outstanding - diluted	35,628	35,813	34,571	35,393	35,628

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of EPS pursuant to the two-class method. Our participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company. For the three months ended March 31, 2024 and the years ended December 31, 2021, 2022 and 2023, the basic and diluted weighted-average shares outstanding are the same, since the effect from the potential exercise of outstanding stock options, conversion of preferred stock and vesting of restricted stock and restricted stock units totaling, 17,815, 11,628, 16,571 and 18,164, respectively, would have been anti-dilutive due to the loss.

For the three-month period ended March 31, 2023, the two-class method of computing earnings per share was anti-dilutive. As a result, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include 9,128 shares from the conversion of preferred stock, warrants, stock options and restricted stock awards because the effect would have been anti-dilutive.

NOTE 11 – SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	December 31,	December 31,	March 31,
	2022	2023	2024

Short-term bank debt	$5,709	$10,030	$-
Current maturities of long-term debt	$4,603	$11,061	$1,951
Long-term debt - less current maturities	$11,403	$-	$113,810

Debt

Hapoalim Debt

In connection with the Pointer Merger, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on October 3, 2019 under the Prior Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively (the “Prior Term A Facility” and “Prior Term B Facility”, respectively, and collectively, the “Prior Term Facilities”)) and a five-year revolving credit facility (the “Prior Revolving Facility”) to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Prior Credit Facilities”). The Prior Credit Facilities were scheduled to mature on October 3, 2024.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (comprised of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (the “New Term Facilities”) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (comprised of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (the “New Revolving Facilities” and, together with the New Term Facilities, the “New Credit Facilities”)). Powerfleet Israel drew down $30,000 in cash under the New Term Facilities on March 18, 2024 and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the Prior Term Facilities extended to Powerfleet Israel under the Prior Credit Agreement and remaining proceeds will be distributed to Powerfleet. The proceeds of the New Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. As of March 31, 2024, the Company had not borrowed anything under the revolving facilities. The available balance at March 31, 2024 was approximately $20,000.

The interest rates for borrowings under Facility A and Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at March 31, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ends on June 25, 2024. Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Facility A from March 18, 2028 until March 18, 2029. Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Facility C, and a non-utilization fee in U.S. dollars, with respect to Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement. Facility C and Facility D mature on March 18, 2025.

Borrowings under the New Term Facilities are voluntarily prepayable at any time, in whole or in part, and are not subject to any prepayment premium. Voluntary prepayments of the New Term Facilities must be made in minimum increments of NIS 1 million. In addition to certain customary mandatory prepayment requirements, the A&R Credit Agreement also requires Powerfleet Israel to make prepayments on the New Term Facilities to the extent it receives distributions from Pointer, except for any such distributions made to cover certain expenses of Powerfleet Israel in its normal course of operations.

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital (as defined in the A&R Credit Agreement), the ratio of each Borrower’s net debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the New Credit Facilities becoming immediately due and payable. The financial covenants are not effective until the quarter ending June 30, 2024.

The New Credit Facilities continue to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Powerfleet Israel and Pointer, except that the Borrowers’ holdings in Pointer do Brasil Comercial Ltda., Pointer Argentina and Pointer South Africa are excluded from such floating charges. No other assets of our company will serve as collateral under the Credit Facilities.

The New Term Facilities under the A&R Credit Agreement have been accounted for as modifications of the Prior Term Facilities that were provided under the Prior Credit Agreement because the change in the present value of the cash flows under the A&R Credit Agreement is less than 10% of the present value of the cash flows under the Prior Credit Agreement. The proceeds of the New Term Facilities ($30,000), less the prepayment of the Prior Term Loans (approximately $11,200), amounting to approximately $18,800, has been recognized as an increase in the carrying value of the Prior Term Loans that was recognized previously.

For the years ended December 31, 2022, and 2023, and the three months ended March 31, 2023 and 2024, the Company recorded $215, $133, $44 (unaudited) and $110, respectively, of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. The Company recorded charges of $824, $572, $160 (unaudited), and $111 to interest expense on its consolidated statements of operations for the years ended December 31, 2022 and 2023, and the three months ended March 31, 2023 and 2024, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, comprised of Facility A and Facility B, each with a principal amount of $42,500 (collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the term loan facilities on March 13, 2024, which the proceeds were in escrow and restricted as of March 31, 2024, subject to the consummation of the MiX Combination. Upon lapse of this restriction, the proceeds were authorized to be used to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems and Movingdots, and there is a security agreement over the shares in Main Street 2000 Proprietary Limited, I.D. Systems, and Movingdots.

The interest rates of borrowings under Facility A and Facility B are 8.699% per annum and 8.979% per annum, respectively. Interest is payable quarterly in arrears. Facility A matures on March 31, 2027 and Facility B matures on March 31, 2029. The Company may prepay the RMB Facilities at any time, subject to a minimum reduction of $5,000 and multiples of $1,000. If the Company prepays any amount during the first or second annual period of the funding, a refinancing fee equal to 2% or 1%, respectively, of the prepayment will be payable. Also, the RMB Facilities are mandatorily prepayable upon the occurrence of uncertain future events, such as a change of control or a transfer of the business. In the event that either prepayment occurs, the respective prepayment amount will be adjusted for RMB’s break gains or losses, which relate mainly to the unwinding of interest rate derivatives (the “Prepayment Derivative”) which RMB entered into with third parties to fix the interest rates on the RMB Facilities. Since RMB’s break gains/losses could result in the Company prepaying at a discount, or a premium, of 10% or more to the initial carrying amount of the RMB Facilities, the optional and contingent repayment features were deemed to be embedded derivatives in the scope of ASC 815-15 Embedded Derivatives. The Prepayment Derivative within each RMB Facility has been bifurcated and accounted for at fair value separately from the respective debt-host contracts which are accounted for at amortized cost. The terms of the debt-host contracts have been bifurcated to adjust the carrying value of the debt upon separating the derivative. Upon initial recognition of the RMB Facilities, a Prepayment Derivative asset of $610 and $1,616 for Facility A and Facility B, respectively, was recognized with a corresponding increase in the initial carrying amount of each debt-host contract. The fair value of the embedded derivative is estimated using a “with-and-without” approach as the difference between the value of the RMB Facilities with and without the embedded derivative using both the binomial lattice model and discounted cash flow analysis. Key assumptions used were:

	Facility A	Facility B
Credit spread volatility	50%	35%
Credit spread	4.48%	4.99%
Credit rating	B-	B-
Risk free rate	SOFR Spot Rate	SOFR Spot Rate

The Prepayment Derivative is classified as a level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $190, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $158. For the Prepayment Derivative asset in Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $465, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $416. As the loan was entered into in the current period, the fair value analysis was prepared as of March 31, 2024 and there were no gains or losses recognized in the period on change in valuation of the derivative asset. The Prepayment Derivative assets are included in Other assets and their fair values remained unchanged as of March 31, 2024. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three-month period ended March 31, 2024, the Company recorded interest expense of $400.

For the three-month period ended March 31, 2024, the Company recorded interest expense of $0.4 million.

Scheduled maturities of the long-term debt as of March 31, 2024 are as follows:

Year ending March 31:

2025	$1,985
2026	4,963
2027	47,958
2028	5,458
2029	54,409
114,773
Less: Current portion	(1,951)
Plus: Debt costs and prepayment penalty	988
Total	$113,810

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,	March 31,
	2022	2023	2024

Accounts payable	$14,702	$19,235	$20,025
Accrued warranty	745	965	1,138
Accrued compensation	7,153	6,721	8,956
Government authorities	1,992	2,796	3,062
Other current liabilities	805	579	827

	$25,397	$30,296	$34,008

The following table summarizes warranty activity during the years ended December 31, 2022 and 2023 and March 31, 2024:

	Year Ended December 31,		Three Months Ended March 31,
	2022	2023	2024

Accrued warranty reserve, beginning of year	$1,333	$2,054	$2,653
Accrual for product warranties issued	1,103	1,238	441
Product replacements and other warranty expenditures	(481)	(503)	(165)
Expiration of warranties	99	(136)	(3)

Accrued warranty reserve, end of year (a)	$2,054	$2,653	$2,926

(a)	Includes accrued warranty included in other long-term liabilities at December 31, 2022 and 2023, and March 31, 2024 of $1,309, $1,688 and $1,788, respectively.

NOTE 13 - LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space and office equipment. The Company’s leases have remaining lease terms of one year to 9 years, some of which include options to extend the lease term for up to five years.

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

Components of lease expense are as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

Short term lease cost:	$88	$57	$563	$443	$453

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$261	$2,018	$2,695	$1,450	$1,198

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2024

Weighted-average remaining lease term (in years)	3.56
Weighted-average discount rate	6.06%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2024 are as follows:

Year ending March 31,
2025	$2,430
2026	2,353
2027	1,124
2028	587
2029	524
Thereafter	1,244
Total lease payments	8,262
Less: Imputed interest	(552)
Present value of lease liabilities	$7,710

NOTE 14 – CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

In connection with the completion of the Pointer Merger, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). For the years ended December 31, 2022 December 31, 2023, the Company issued 4 and 1 additional shares of Series A Preferred Stock, respectively, and no shares were issued during the three months ended March 31, 2024.

	Number of Shares	Amount

Balance at January 1, 2021	55	$56,703
Dividend paid in kind shares issued	-	-
Accretion of preferred stock	-	5,191
Balance at December 31, 2021	55	$61,894
Dividend paid in kind shares issued	4	4,231
Accretion of preferred stock	-	5,906
Balance at December 31, 2022	59	$72,031
Dividend paid in kind shares issued	1	1,107
Accretion of preferred stock	-	7,139
Balance at December 31, 2023	60	$80,277
Dividend paid in kind shares issued	-	-
Accretion of preferred stock	-	9,996
Balance at March 31, 2024	60	$90,273

Liquidation

The Series A Preferred Stock has a liquidation preference equal to the greater of (i) the original issuance price of $1,000.00 per share, subject to certain adjustments (the “Series A Issue Price”), plus all accrued and unpaid dividends thereon (except in the case of a deemed liquidation event, then 150% of such amount) and (ii) the amount such holder would have received if the Series A Preferred Stock had converted into common stock immediately prior to such liquidation. As of March 31, 2024, the Series A Preferred Stock had a liquidation preference of $30,091 calculated in accordance with clause (i) above.

Dividends

Holders of Series A Preferred Stock are entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends are payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure has occurred and is continuing and that there has not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock are first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate will increase by 100 basis points, until the dividend rate reaches 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). The following table summarizes the dividend paid activity:

	Dividends paid in cash	Dividends paid in shares	Total

Three Months Ended March 31, 2023	$-	$1,107	$1,107
Three Months Ended March 31, 2024 (1)	$1,128	$-	$1,128
Year Ended December 31, 2021	$4,112	$-	$4,112
Year Ended December 31, 2022	$-	$4,231	$4,231
Year Ended December 31, 2023	$3,385	$1,108	$4,493

(1)	Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock (see Note 19, Subsequent Events).

As of each of the periods presented in the above table, dividends in arrears were $0 respectively.

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

Concurrently with the closing of the MiX Combination on April 2,2024, the Company redeemed in full all of the outstanding shares of the Series A Preferred Stock (see Note 19, Subsequent Events).

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

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

Balance at January 1, 2021	$399	$399
Net current period change	(8)	(8)
Balance at December 31, 2021	$391	$391
Net current period change	(1,601)	(1,601)
Balance at December 31, 2022	$(1,210)	$(1,210)
Net current period change	594	594
Balance at December 31, 2023	$(616)	$(616)
Net current period change	(369)	(369)
Balance at March 31, 2024	$(985)	$(985)

NOTE 16 – SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region.

	Three Months Ended March 31,		Year Ended December 31,
	2023 (Unaudited)	2024	2021	2022	2023

United States	$14,444	$14,780	$50,772	$57,437	$59,233
Israel	10,687	11,267	44,673	44,580	41,689
Other	7,721	7,693	30,515	33,895	32,814
	$32,852	$33,740	$125,960	$135,912	$133,736

The following table summarizes long lived assets by geographic region.

	March 31,	December 31,
	2024	2022	2023

United States	$1,152	$941	$1,081
Israel	3,946	3,545	3,923
Other	7,621	4,763	7,379

	$12,719	$9,249	$12,383

NOTE 17 - INCOME TAXES

Loss before income taxes consists of the following:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2021	2022	2023
U.S. operations	$(7,990)	$(14,996)	$(10,303)	$(16,494)
Foreign operations	(162)	4,113	4,421	11,443
	$(8,152)	$(10,883)	$(5,882)	$(5,051)

The provision for income taxes consists of the following for the periods presented:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2021	2022	2023
Current:
Federal	$-	$-	$-	$-
State	25	16	93	68
Foreign	220	127	69	519
Total current provision	$245	$143	$162	$587
Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	107	1,745	708	2
Total deferred provision	$107	$1,745	$708	$2
Total provision for income taxes	$352	$1,888	$870	$589

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations for the years ended December 31 and March 31 is attributable to the following:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2021	2022	2023
Income tax benefit at the federal statutory rate	$(1,712)	$(2,285)	$(1,236)	$(1,061)
State and local income taxes, net of federal taxes	(145)	411	(313)	(298)
Increase (decrease) in valuation allowance	1,570	595	(1,105)	1,488
Remeasurement of deferred tax adjustments	8	1,302	359	4
Permanent differences and other	222	269	810	678
Foreign rate differential	396	1,008	(151)	(1,924)
GILTI inclusion	-	509	2,425	1,586
Other	13	79	81	57
Acquisition fees	-	-	-	59
	$352	$1,888	$870	$589

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2023 and March 31, 2024 are presented below:

	December 31, 2022	December 31, 2023	March 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$27,722	$27,643	$28,135
Capital loss carryforwards	10,670	10,179	10,377
Deferred revenue	2,035	2,241	2,265
Stock-based compensation	459	302	230
Federal research and development tax credits	1,058	1,058	1,058
Capitalized research	980	1,396	1,524
Inventories	324	411	383
Bad debt reserve	594	724	639
Deferred lease liability	548	425	388
Acquisition costs	-	923	1,455
Other deductible temporary differences	2,610	2,399	2,859
Total gross deferred tax assets	$47,000	$47,701	$49,313
Less: valuation allowance	(43,692)	(44,495)	(46,532)
Net deferred tax assets	$3,308	$3,206	$2,781

Deferred tax liabilities:
Intangible amortization	$(4,403)	$(4,068)	$(3,958)
ROU assets	(498)	(382)	(348)
Other deductible temporary differences	-	(343)	(159)
Total deferred tax liabilities	$(4,901)	$(4,793)	$(4,465)

Net deferred tax liabilities	$(1,593)	$(1,587)	$(1,684)

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows as of December 31, 2022 and 2023 and March 31, 2024:

	December 31, 2022	December 31, 2023	March 31, 2024
Balance at the beginning of the period	$384	$344	$294
Additions based on tax provisions taken related to current period	123	139	27
Reductions related to expiration of statute of limitations	(163)	(189)	-
Balance at the end of period	$344	$294	$321

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next twelve months.

At March 31, 2024, the Company had an aggregate net operating loss carryforward of approximately $81,563 for U.S. federal income tax purposes. At March 31, 2024, the Company had an aggregate net operating loss carryforward of approximately $40,299 for state income tax purposes and a foreign net operating loss carryforwards of approximately $28,742. Substantially all of the net operating loss carryforwards expire from 2024 through 2037 for pre-2018 federal net operating loss carryforwards and from 2024 through 2044 for state purposes. The net operating loss carryforwards may be limited to use in any particular year based on Internal Revenue Code (“IRC”) Section 382 related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its net operating loss carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its net operating loss carryforwards under the same Internal Revenue Code provision.

At March 31, 2024, the Company has New Jersey net operating loss carryforwards (“NJ NOLs”) included above in the approximate amount of $8,689, expiring through 2044, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of March 31, 2024, in excess of annual debt service costs requirements.

For the year ended March 31, 2024 the Company’s valuation allowance increased to $46,532, compared to $44,495 as of December 31, 2023 primarily due to the increase of net operating losses and other timing differences. The Company has provided a valuation allowance against the full amount of its domestic deferred tax assets and the majority of the foreign deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. The valuation increased in 2023 by $803 and increased for the three months ended March 31, 2024 by $2,037.

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

On August 16, 2022, the President of the United States signed into law H.R. 5376, commonly referred to as the Inflation Reduction Act of 2022 (the “IRA”). The IRA is federal legislation designed to raise revenue from, among other things, the imposition of certain corporate tax measures, while authorizing spending on energy and climate change initiatives and subsidizing the Affordable Care Act. The IRA also introduced a 1% excise tax on certain corporate stock buybacks, which would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The passage of the IRA did not have a material impact to the Company nor its calculated AETR as of March 31, 2024.

On August 9, 2022, the President of the United States signed into law H.R. 4346, “The CHIPS and Science Act of 2022.” CHIPS is a federal statue providing funding for research and domestic production of semiconductors. Additional funding can be provided through CHIPS to various federal agencies as well as towards climate science research. Tax measures include a 25% advanced investment tax credit for certain investments in semiconductor manufacturing. The passage of the CHIPS and Science Act did not have a material impact to the Company nor its calculated AETR as of March 31, 2024.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $212 plus $1,135 of interest and penalty, totaling $1,347 as of March 31, 2024. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $13,246 as of March 31, 2024. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $225. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

On February 24, 2022, Pointer Mexico received a notification for 2015 tax assessment in the amount of $238 regarding the underpayment of VAT and government fees from the Mexican Tax Service (“MTS”). Under the statute and case law, Pointer Mexico was entitled to appeal before the MTS or file a lawsuit before the Federal Court of Administrative Justice (Tribunal Federal de Justicia Administrativa). On April 19, 2022, Pointer Mexico filed an appeal for revocation of the assessment. On May 3, 2022, Pointer Mexico filed additional evidence before the MTS. On January 24, 2023, the MTS resolved the administrative revocation appeal, confirming the tax assessment against Pointer Mexico. Against this last resolution, Pointer Mexico is entitled to appeal before the Federal Court of Administrative Justice. The term for the filing of this appeal lapses on March 8, 2023. The Company has recorded a provision of $238 in 2023 and the amount was paid in 2023.

NOTE 19 – SUBSEQUENT EVENTS

Business Combination

On April 2, 2024, the MiX Combination was consummated, and MiX Telematics became an indirect, wholly owned subsidiary of the Company.

The acquisition of MiX Telematics and its business will, among other things:

●	create a mobile asset IoT SaaS organization with significant scale, serving all mobile asset types. The increased scale is expected to enable the combined entity to more efficiently serve its customers and create advantages to compete in an industry characterized by the need for high pace of development and innovation;
●	enable the Company to maximize significant cross-sell and upsell opportunities within its large joint customer base due to the joint entity’s combined geographical footprint, deep vertical expertise and expanded software solution sets coupled with its extensive direct and indirect sales channel capabilities; and
●	enable the combined organization to accelerate the delivery of top-class solutions with improved competitive advantage by integrating Powerfleet’s and MiX Telematics’ world-class engineering and technology teams.

The Company evaluated the guidance in ASC 805-10-55-11 through 55-15 in making the determination of accounting acquirer. Based on the evaluation of the criteria, the Company concluded that Powerfleet is the accounting acquiror.

The preliminary estimated fair value of the consideration transferred for MiX Telematics was $362 million as of the acquisition date, which consisted of the following:

(in thousands, except for share price and exchange ratio)	April 2, 2024
Number of MiX Telematics ordinary shares outstanding	554,021
Exchange ratio	0.1276
Shares of Powerfleet common stock to be issued for MiX ordinary shares outstanding	70,704
Powerfleet stock price*	$5.12
Fair value of Powerfleet common stock transferred to MiX Telematics shareholders	$362,005
Replacement of acquiree’s equity awards by the acquirer**	7,818
Total fair value of preliminary consideration	$369,823

*	Powerfleet’s closing share price on April 2, 2024
**	The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquiree equals the portion of the acquiree award that is attributable to pre-combination vesting.

Preliminary allocation of purchase price

The MiX Combination met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributed to the assembled workforce, expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. The Company is in progress of completing the expected synergies analyses and such estimates used in the preliminary purchase accounting remains provisional pending finalization. Goodwill is not deductible for tax purposes. Goodwill associated with the acquisition has not yet been assigned to the Company’s reportable segments pending finalization of the purchase accounting.

The preliminary allocation of purchase price was as follows (in thousands):

Assets acquired:	April 2, 2024
Cash and cash equivalents	$26,737
Restricted cash	794
Accounts receivable	24,675
Inventory	4,142
Prepaid expenses and other current assets	8,886
Fixed assets	35,587
Intangible assets	153,000
Right of use asset	3,794
Deferred tax assets	1,093
Other assets	973
Total assets acquired	$259,681

Liabilities assumed:
Short-term bank debt and current maturities of long-term debt	20,158
Accounts payable and accrued expenses	26,400
Deferred revenue - current	6,394
Lease liability - current	859
Income taxes payable	355
Lease liability - less current portion	2,852
Deferred tax liability	48,725
Other long-term liabilities	484
Total liabilities assumed	$106,227

Total identifiable net assets acquired	$153,454
Non-controlling interest	(5)
Goodwill	216,374
Purchase price consideration	$369,823

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company’s allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at April 2, 2024 becomes available and final valuation and analysis are completed. In addition, the Company is still in the process of identifying acquired assets and assumed liabilities, which may also result in adjustments of the provisional amounts recorded. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow (“DCF”) analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair value estimates, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values. These estimates require judgement and are subject to change. Differences between the preliminary estimates and final accounting may occur, and those could be material.

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. Adjustments to initial preliminary fair value of the assets acquired and assumed liabilities during the measurement period until April 2, 2025, will be recorded during the period in which the adjustments are determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed (i.e. the historical reported financial statements will not be retrospectively adjusted).

The provisional amounts for assets acquired and liabilities assumed include:

●	Identification of assets acquired;
●	The fair value of accounts receivable and other receivables which may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustment subsequent to the acquisition;
●	Property, and equipment, for which the preliminary estimates are subject to revision for finalization of preliminary appraisals;
●	Determination of useful lives;
●	Right of use assets and lease liabilities, which will be subject to adjustment upon completion of the review of the inputs, including sublease assumptions, for the calculations;
●	Acquired inventory, which values are still being assessed on an individual basis;
●	Prepaid expenses, accounts payable and accrued expenses, which will be subject to adjustment based upon completion of working capital clean up and assessment of other factors;
●	The recognition and measurement of contract assets and contract liabilities acquired in accordance with ASC 606 will be subject to adjustment upon completion of assessment
●	Acquired intangible assets will be subject to adjustment as additional assets are identified, estimates and forecasts are refined and disaggregated, useful lives are finalized, and other factors deemed relevant are considered;
●	Deferred income taxes will be subject to adjustment based upon the completion of the review of the book and tax bases of assets acquired and liabilities assumed, applicable tax rates and the impact of the revisions of estimates for the items described above; and
●	Goodwill will be subject to adjustment for the impact of the revisions of estimates for the items described above.

The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted Average Useful Lives
Trade name	10,000	14 years
Developed Technology	30,000	5 years
Customer relationships	113,000	13 years
	$153,000

Acquisition-Related Expenses

The Company recognized approximately $3,500 of acquisition-related costs which were expensed in the consolidated statement of operations for the year ended December 31, 2023, and approximately $2,300 were expensed in the three-month period ending March 31, 2024.

Unaudited pro forma financial information

The following table represents the unaudited combined pro forma revenue and earnings for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Historical	Pro forma combined (unaudited)

Revenues	$33,740	$72,822
Operating loss	$(7,647)	$(6,755)

The following table represents the unaudited combined pro forma revenue and earnings for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Historical	Pro forma combined (unaudited)

Revenues	$133,736	$286,320
Operating loss	$(12,557)	$(18,150)

Preferred Stock

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

As of March 31 2024, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of March 31, 2024 with respect to the following:

●	Controls were not designed or operating effectively to ensure that the standalone selling prices (SSP), used to determine the appropriate allocation of revenue in multiple element arrangements, was appropriate. Determining SSP involves management judgment and management did not review timely the analysis of SSP or the underlying data supporting the analysis.
●	Controls were not designed or operating effectively to ensure that the costs capitalized for internal use software were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized, the related phase of the project and when projects should begin amortization. Furthermore, controls were not designed or operating effectively to ensure that the costs for software to be sold, leased or marketed were appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts capitalized, when projects met technological feasibility and when projects should begin amortization.
●	Controls were not designed or operating effectively to ensure the appropriate accounting identification of the accounting acquirer, accounting for transaction costs incurred, measurement of consideration transferred, and the completeness, measurement and valuation of acquired assets and liabilities assumed in connection with business acquisitions was appropriate. Specifically, these controls did not provide for adequate review or documentation of the amounts recorded or disclosed, and management did not timely review the subsequent adjustments to the provisional amounts recorded or the underlying data supporting the valuation of acquired intangible assets.
●	Controls were not designed or operating effectively to ensure that the annual measurement and valuation of the Company’s reporting unit, prepared in connection with its annual goodwill impairment analysis, was appropriate. Specifically, these controls did not provide for adequate and timely review or documentation of the projected financial information and valuation assumptions used in the annual analysis.
●	Controls over the financial statement close process were not designed or operating effectively to ensure the appropriate level of management review, including the appropriate level of precision, adequate evidence of management’s review, and the completeness and accuracy of key reports. Furthermore, the primary ERP and other systems that support the financial reporting processes had ineffective information technology general controls in the area of user access and change management. In addition, for a third party utilized for share-based compensation accounting, a Service Organization Control report covering ITGC and transaction processing controls during our fiscal period was not available at the time of financial statement issuance, and we did not have other internal controls in place that would prevent or detect errors made in processing at the third party.
●	Controls were not designed or operating effectively to ensure that the accounting treatment for the measurement and valuation of the convertible redeemable preferred stock were appropriately calculated. Specifically, these controls did not provide for adequate review of the amounts recorded and management did not review timely the subsequent accretion of the preferred shares to the redemption value.

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

Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-KT, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-KT.

Changes in Internal Control over Financial Reporting

Except for the control deficiencies identified during the three months ended March 31, 2024 related to third party Service Organization Control report covering ITGC and transaction processing controls and the MiX Combination acquisition disclosures, both of which relate to existing material weaknesses identified, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors and Executive Officers

The table below sets forth the names and ages of our directors and executive officers as of August 16, 2024, as well as the position(s) and office(s) with Powerfleet held by those individuals. A summary of the background and experience of each of those individuals is set forth after the table.

Name	Age	Position(s)
DIRECTORS:
Steve Towe	52	Chief Executive Officer and Director
Michael Brodsky	56	Director and Chairman of the Board of Directors
Ian Jacobs	47	Director
Andrew Martin	51	Director
Michael McConnell	58	Director
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Jonathan Bates	42	Chief Product Officer
Melissa Ingram	38	Chief Corporate Development Officer
Offer Lehmann	51	Chief Operating Officer
Catherine Lewis	49	Chief Customer Officer
Charles Tasker	61	Chief Revenue Officer
David Wilson	56	Chief Financial Officer and Corporate Secretary
Jim Zeitunian	58	Chief Technology Officer

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

Ian Jacobs. Mr. Jacobs joined our board of directors upon consummation of the MiX Combination on April 2, 2024. Mr. Jacobs has served as a director of MiX Telematics (formerly NYSE: MIXT) since 2016, including as Chairperson since November 2022. From 1997 to 2002, Mr. Jacobs worked as a research analyst at Schroders, Sidoti & Co. (now SIDOTI & Company) and Goldman Sachs & Co. In 2003, he joined Berkshire Hathaway Inc. where he worked on investment research and other projects under Warren Buffett until 2009. In 2009, Mr. Jacobs left Berkshire Hathaway Inc. to form 402 Capital LLC, a private investment firm, where he has since served as the managing member. Mr. Jacobs earned his undergraduate degree from Yeshiva University and an M.B.A. from Columbia University.

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

Audit Committee

The audit committee of our board of directors (the “Audit Committee”), which is a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is independent under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Exchange Act.

The Board has determined that it has at least one “audit committee financial expert” serving on the Audit Committee. Mr. McConnell serves as the audit committee financial expert. Mr. McConnell also serves as the Chairman of the Audit Committee.

The Board has adopted a written charter for the Audit Committee, a copy of which is publicly available on our website at https://ir.powerfleet.com/corporate-governance/board-committees. The Audit Committee’s charter sets forth the responsibilities, authority and specific duties of the Audit Committee and is reviewed and reassessed annually. The information on our website is not a part of this Form 10-KT. The charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to our independent registered public accounting firm and management.

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

Code of Ethics

We have a code of ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, Chief Financial Officer, Controller and Treasurer. A copy of our Code of Ethics can be found on our website at https://ir.powerfleet.com/corporate-governance/governance-documents. The Code of Ethics is also available in print, free of charge, to any stockholder who requests a copy by writing to us at the following address: Powerfleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677, Attention: Corporate Secretary. Our Code of Ethics is intended to be a codification of the business and ethical principles that guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code. We will post any amendment to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or The Nasdaq Stock Market LLC, on our website.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on compensation of our executive officers for the fiscal year ended December 31, 2023, but some historical and forward-looking information is also provided to put such year’s compensation information in context. The information presented herein relates to the following individuals who are considered “named executive officers,” under applicable rules and regulations of the SEC, each of whom is sometimes referred to in this Form 10-KT as a “Named Executive Officer:” (i) Steve Towe, who has served as our Chief Executive Officer since January 5, 2022, (ii) David Wilson, who has served as our Chief Financial Officer since January 4, 2023, and (iii) Jim Zeitunian, who has served as our Chief Technology Officer since February 14, 2022.

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

Severance and Change-in-Control Benefits. We describe certain severance and change-in-control benefits applicable to Mr. Towe, our current Chief Executive Officer, and Mr. Wilson, our current Chief Financial Officer, under the captions “Severance Arrangements” and “Potential Payments Upon Termination or Change in Control” below.

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

Employment Agreements

We have not entered into employment agreements with any of our Named Executive Officers.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Steve Towe	2023	425,000	216,667	2,178,000	—	214,625	3,034,292
Chief Executive Officer	2022	425,000	216,667	962,000	1,191,387	228,013	3,023,067
David Wilson	2023	350,000	—	196,500	560,897	132,563	1,239,960
Chief Financial Officer
Jim Zeitunian	2023	250,000	—	—	—	63,125	313,125
Chief Technology Officer	2022	220,673	—	145,600	146,971	67,063	580,307

(1)	The dollar amounts shown under the heading “Bonus” with respect to Steve Towe for 2022 and 2023 represent the first and second installments, respectively, of a retention bonus of $650,000.

(2)	The dollar amounts shown under the headings “Stock Awards” and “Option Awards” with respect to each of the Named Executive Officers for the fiscal years ended December 31, 2023 and 2022 reflect the aggregate grant date fair value of restricted stock and option awards granted in the fiscal year indicated, computed in accordance with ASC 718, disregarding service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock and option awards, see “Note 3[Q] — Summary of Significant Accounting Policies — Stock-based compensation” and “Note 10 — Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Form 10-KT.

(3)	The dollar amounts shown under the heading “Non-Equity Incentive Plan Compensation” (i) for each of Messrs. Towe, Wilson and Zeitunian for 2023 represent bonus earned for such fiscal year pursuant to the GBP for 2023 and (ii) for each of Messrs. Towe and Zeitunian for 2022 represent bonus earned for such fiscal year pursuant to the GBP for 2022.

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

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Total ($)
Anders Bjork(5)	—	—	—	—
Michael Brodsky	$105,000	$57,574	—	$162,574
Michael Casey	$77,000	$57,574	—	$134,574
Charles Frumberg	$59,000	$57,574	—	$116,574
Nani Maoz	$59,000	$57,574	—	$116,574
Medhini Srinivasan(5)	—	—	—	—

(1)	The amount under this column reflects the aggregate amount of cash retainers paid to each non-employee director.

(2)	The amounts under this column reflect the aggregate grant date fair value of 20,562 restricted shares of our common stock granted to each of Michael Brodsky, Michael Casey, Charles Frumberg, and Nani Maoz, under the 2018 Plan on July 26, 2023, each computed in accordance with ASC 718, disregarding any service-based vesting conditions. For a discussion of the assumptions we made in valuing the stock awards, see “Note 3[Q] – Summary of Significant Accounting Policies – Stock-based compensation” and “Note 10 – Stock-Based Compensation” in the notes to our consolidated financial statements contained in this Form 10-KT. The amounts set forth under this column do not include the restricted shares of common stock granted in lieu of cash for fees set forth under the column “Fees Earned or Paid in Cash.” Each of the restricted stock awards granted to Messrs. Brodsky, Casey, Frumberg and Maoz vested in full upon consummation of the MiX Combination.

(3)	At December 31, 2023, each of Messrs. Brodsky, Casey and Frumberg held 20,562 shares of unvested restricted stock and neither Anders Bjork nor Medhini Srinivasan held any shares of unvested restricted stock.

(4)	At December 31, 2023, Mr. Brodsky held options to purchase 95,000 shares of our common stock and each of Messrs. Casey and Frumberg held options to purchase 45,000 shares of our common stock. Mr. Bjork, Mr. Maoz and Ms. Srinivasan did not hold any options to purchase shares of our common stock at December 31, 2023.

(5)	Mr. Bjork and Ms. Srinivasan did not receive any compensation for their service as directors during the fiscal year ended December 31, 2023.

As of the closing date of the MiX Combination, each of Mr. Bjork, Mr. Casey, Mr. Frumberg, Mr. Maoz and Ms. Srinivasan resigned as a director of Powerfleet.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding ownership of shares of our common stock as of August 16, 2024 by:

●	each stockholder known by us to own beneficially more than 5% of our outstanding common stock;

●	each of our Named Executive Officers;

●	each of our current directors; and

●	all of our current directors and executive officers as a group.

To our knowledge, except as set forth in the footnotes to the table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of August 16, 2024, through the exercise of stock options, warrants or other convertible securities or any other right. Shares of our common stock that a person has the right to acquire within 60 days of August 16, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person (except with respect to the percentage ownership of all directors and executive officers as a group). As used in this Form 10-KT, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The number and percentage of shares beneficially owned is computed on the basis of 107,578,010 shares of our common stock outstanding as of August 16, 2024. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by our principal stockholders or set forth in Schedules 13D and 13G filed with the SEC. The determination that there were no other persons, entities or groups known to us to beneficially own more than 5% of our outstanding common stock was based on a review of all statements filed with the SEC with respect to Powerfleet pursuant to Section 13(d) or 13(g) of the Exchange Act.

The address for those persons for which an address is not otherwise provided is c/o Powerfleet, Inc., 123 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares of Common Stock Outstanding(1)
5% Stockholders:
Private Capital Management, LLC 8889 Pelican Bay Boulevard Suite 500 Naples, FL 34108	6,857,125	(2)	6.37%
Current Executive Officers:
Jonathan Bates	71,785	(3)	*
Melissa Ingram	133,566	(4)	*
Offer Lehmann	97,000	(5)	*
Catherine Lewis	508,020	(6)	*
Charles Tasker	1,307,033	(7)	1.21%
Steve Towe	1,161,754	(8)	1.08%
David Wilson	180,603	(9)	*
Jim Zeitunian	113,220	(10)	*
Current Non-Employee Directors:
Michael Brodsky	458,706	(11)	*
Ian Jacobs	4,412,596	(12)	4.10%
Andrew Martin	22,342	(13)	*
Michael McConnell	30,528	(14)	*
All current directors and executive officers as a group (11 individuals)	8,497,153		7.79%

* Represents less than 1% of the outstanding shares of our common stock.

(1)	Ownership percentages are based on 107,578,010 shares of our common stock outstanding as of August 16, 2024.

(2)	Based on information contained in the Schedule 13D filed with the SEC on May 6, 2024, Private Capital Management, LLC, a Delaware limited liability company, beneficially owns an aggregate of 6,857,125 shares of our common stock, with shared voting and dispositive power over 3,730,594 shares, and sole voting and dispositive power over 3,126,531 shares.

(3)	This number consists of shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(4)	This number includes 90,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(5)	This number includes 65,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(6)	This number includes 185,048 shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(7)	This number includes (i) 309,880 shares of our common stock held by Mr. Tasker’s wife and (ii) 239,287 shares of our common stock underlying stock appreciation rights which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(8)	This number includes 500,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(9)	This number includes 130,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(10)	This number includes 80,000 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(11)	This number includes (i) 76,000 shares of our common stock held by Vajra Fund I, L.P., of which Mr. Brodsky is the general partner, and (ii) 107,500 shares of our common stock issuable upon exercise of options which are currently exercisable or will become exercisable within 60 days of August 16, 2024.

(12)

This number includes (i) 4,351,350 shares of our common stock held by 786 Partners LP and 402 Fund LP, over which Mr. Jacobs has voting and investment power, and (ii) 12,500 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

(13)	This number includes 2,152 shares of our common stock held by Mr. Martin’s children.

(14)	This number includes 12,500 shares of our common stock issuable upon exercise of options which are currently exercisable or which will become exercisable within 60 days of August 16, 2024.

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

In accordance with its charter, the Audit Committee is responsible for annually reviewing any transactions or series of similar transactions to which we are or were a party and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. Our Audit Committee’s procedures for reviewing related party transactions are not in writing. Since January 1, 2023, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we are or were a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities, or members of any such person’s immediate family, have had or will have a direct or indirect material interest. As of August 16, 2024, our common stock is Powerfleet’s only class of voting securities.

Director Independence

Our Board has determined that, with the exception of Mr. Towe, each of our current directors satisfies the current “independent director” standards established by the Nasdaq rules and, as to the members of the Audit Committee, the additional independence requirements under applicable rules and regulations of the SEC. Thus, a majority of our board of directors is comprised of independent directors as required by the Nasdaq rules. The Audit Committee is composed of Messrs. Brodsky, Jacobs and McConnell, each of whom is an independent director in accordance with Nasdaq Rule 5605(c). The Compensation Committee is composed of Messrs. Brodsky, Jacobs, Martin and McConnell, each of whom is an independent director in accordance with Nasdaq Rule 5605(d). The Nominating Committee of our board of directors is composed of Messrs. Brodsky, Jacobs, Martin and McConnell, each of whom is independent in accordance with Nasdaq Rule 5605(e).

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young LLP (“EY”), our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements, comfort letters, statutory and subsidiary audits, consents and assistance with review of documents filed with the SEC for the fiscal years ended December 31, 2022 and 2023 were $1,550,000 and $2,586,000, respectively. For the fiscal years ended December 31, 2022 and 2023, aggregate audit fees included fees for the audit of the effectiveness of our internal control over financial reporting required by the Sarbanes-Oxley Act.

Audit-Related Fees

The aggregate fees billed by EY for audit-related services reasonably related to the performance of the audit or review of our financial statements during the fiscal years ended December 31, 2022 and 2023 were $0 and $66,950, respectively.

Tax Fees

The aggregate fees billed by EY for professional services rendered for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2022 and 2023 were $222,000 and $235,000, respectively.

All Other Fees

The aggregate fees billed by EY for products or professional services rendered during the fiscal years ended December 31, 2022 and 2023 were $2,500 and $0, respectively, in addition to the services described under the captions “Audit Fees” and “Tax Fees” above, which primarily consisted of fees related to a subscription for EY thought leadership and accounting guidance in 2022.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits.

(1) Financial Statements. The following financial statements of Powerfleet, Inc. are included in Item 8 of Part II of this Form 10-KT:

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)	47

Consolidated Balance Sheets at December 31, 2022 and 2023, and March 31, 2024	50

Consolidated Statements of Operations for the Years Ended December 31, 2021, 2022 and 2023, and the Three Months Ended March 31, 2023 (unaudited) and 2024	51

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2022, and 2023, and the Three Months Ended March 31, 2023 (unaudited) and 2024	52

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2022 and 2023, and the Three Months Ended March 31, 2024	53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2022 and 2023, and the Three Months Ended March 31, 2023 (unaudited) and 2024	54

Notes to the Consolidated Financial Statements	55

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Form 10-KT or are incorporated herein by reference, as indicated.

2.1	Agreement and Plan of Merger, dated as of March 13, 2019, by and among Powerfleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.1	Investment and Transaction Agreement, dated as of March 13, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2.2	Amendment No. 1 to the Investment and Transaction Agreement, dated as of May 16, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 20, 2019).†

2.2.3	Amendment No. 2 to the Investment and Transaction Agreement, dated as of June 27, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P. and ABRY Senior Equity Co-Investment Fund V, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on June 27, 2019).†

2.2.4	Amendment No. 3 to the Investment and Transaction Agreement, dated as of October 3, 2019, by and among I.D. Systems, Inc., Powerfleet, Inc., Powerfleet US Acquisition Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ABRY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).†

2.2.5	Amendment No. 4 to the Investment and Transaction Agreement, dated as of May 13, 2020, by and among Powerfleet, Inc., I.D. Systems Inc., ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P. and ARBY Investment Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on May 14, 2020).

2.4	Implementation Agreement, dated October 10, 2023, by and among Powerfleet, Inc., Main Street 2000 Proprietary Limited and MiX Telematics Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 10, 2023).†

3.1.1	Amended and Restated Certificate of Incorporation of Powerfleet, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).

3.1.2

Amendment to the Amended and Restated Certificate of Incorporation of Powerfleet, Inc. (incorporated by reference to Exhibit 3.1.2 to the Annual Report on Form 10-K of Powerfleet, Inc. filed with the SEC on May 9, 2024).

3.2	Amended and Restated Bylaws of Powerfleet, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B of Powerfleet, Inc., filed with the SEC on October 3, 2019).

4.1	Specimen Powerfleet, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Powerfleet, Inc. filed with the SEC on May 9, 2024).

10.1.1	2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).*

10.1.2	Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).*

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).*

10.3	Powerfleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on July 26, 2023).*

10.4.1	Employment Offer Letter, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).*

10.4.2	Severance Agreement, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).*

10.4.3	Amendment to Severance Agreement, dated September 11, 2023, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc. filed with the SEC on September 15, 2023).*

10.4.4	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Powerfleet, Inc., filed with the SEC on March 16, 2022).*

10.5.1	Offer Letter, dated December 31, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 4, 2023).*

10.5.2	Employee Covenants Agreement, dated November 11, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K of Powerfleet, Inc. filed with the SEC on May 9, 2024).*

10.6	Offer Letter, dated February 8, 2022, between Powerfleet, Inc. and James Zeitunian (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on March 31, 2023).*

10.7	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).*

10.8	Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 22, 2024).

10.9	Facilities Agreement, dated March 7, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 12, 2024).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on May 9, 2024).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

97.1	Powerfleet, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on May 9, 2024).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	We have omitted certain schedules and exhibits to this agreement in accordance with Item 601(b)(2) of Regulation S-K, and we will supplementally furnish a copy of any omitted schedule and/or exhibit to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Form 10-KT, which is incorporated into this Item 15(b) by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2024

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

Signature	Title	Date

/s/ Steve Towe	Chief Executive Officer	August 22, 2024
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	August 22, 2024
David Wilson	(Principal Financial and Accounting Officer)

/s/ Michael Brodsky	Director	August 22, 2024
Michael Brodsky

/s/ Ian Jacobs	Director	August 22, 2024
Ian Jacobs

/s/ Andrew Martin	Director	August 22, 2024
Andrew Martin

/s/ Michael McConnell	Director	August 22, 2024
Michael McConnell

