Form 10-Q
period 2024-06-30
Powerfleet, Inc.
filed 2024-08-28
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39080

POWERFLEET, INC.
(Exact name of registrant as specified in its charter)

Delaware			83-4366463
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

123 Tice Boulevard
Woodcliff Lake,	New Jersey		07677
(Address of principal executive offices)			(Zip Code)

		(201)	996-9000
(Registrant’s telephone number, including area code)

December 31
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AIOT	The Nasdaq Global Market

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 16, 2024 was 107,758,010.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2024 *	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,354	$30,242
Restricted cash	85,310	1,151
Accounts receivables, net of allowance for credit losses of $3,197 and $3,727 as of March 31, 2024 and June 30, 2024, respectively	30,333	60,132
Inventory, net	21,658	25,832
Deferred costs - current	42	24
Prepaid expenses and other current assets	8,091	16,498
Total current assets	169,788	133,879
Fixed assets, net	12,719	49,705
Goodwill	83,487	300,775
Intangible assets, net	19,652	170,093
Right-of-use asset	7,428	10,722
Severance payable fund	3,796	3,760
Deferred tax asset	2,781	3,544
Other assets	9,029	12,435
Total assets	$308,680	$684,913

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$1,951	$27,604
Accounts payable and accrued expenses	34,008	68,771
Deferred revenue - current	5,842	10,019
Lease liability - current	1,789	2,441
Total current liabilities	43,590	108,835
Long-term debt - less current maturities	113,810	111,957
Deferred revenue - less current portion	4,892	4,825
Lease liability - less current portion	5,921	8,555
Accrued severance payable	4,597	4,533
Deferred tax liability	4,465	52,645
Other long-term liabilities	2,496	3,015
Total liabilities	179,771	294,365
Commitments and Contingencies (Note 22)

Convertible redeemable preferred stock: Series A - 100 shares authorized, $0.01 par value; 60 and 0 shares issued and outstanding at March 31, 2024 and June 30, 2024, respectively, at redemption value of $90,273 at March 31, 2024	90,273	—

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—

Common stock; authorized 175,000 shares, $0.01 par value; 38,709 and 109,641 shares issued at March 31, 2024 and June 30, 2024, respectively; shares outstanding, 37,212 and 107,578 at March 31, 2024 and June 30, 2024, respectively	387	1,096
Additional paid-in capital	202,607	578,514
Accumulated deficit	(154,796)	(177,108)
Accumulated other comprehensive loss	(985)	(567)
Treasury stock; 1,497 and 2,063 common shares at cost at March 31, 2024 and June 30, 2024, respectively	(8,682)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	38,531	390,417
Non-controlling interest	105	131
Total equity	38,636	390,548

Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$308,680	$684,913

* Derived from audited balance sheet as of March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2023 (As Restated)	2024
Revenues:
Products	$11,084	$18,738
Services	21,008	56,692
Total revenues	32,092	75,430

Cost of revenues:
Cost of products	8,550	12,751
Cost of services	7,524	23,031
Total cost of revenues	16,074	35,782

Gross profit	16,018	39,648

Operating expenses:
Selling, general and administrative expenses	17,198	54,782
Research and development expenses	2,221	3,101
Total operating expenses	19,419	57,883

Loss from operations	(3,401)	(18,235)

Interest income	22	304
Interest expense	(173)	(2,691)
Bargain purchase - Movingdots	283	—
Other income, net	—	(624)

Net loss before income taxes	(3,269)	(21,246)

Income tax benefit/(expense)	6	(1,053)

Net loss before non-controlling interest	(3,263)	(22,299)
Non-controlling interest	(6)	(13)

Net loss	(3,269)	(22,312)

Accretion of preferred stock	(1,772)	—
Preferred stock dividend	(1,129)	(25)

Net loss attributable to common stockholders	$(6,170)	$(22,337)

Net loss per share attributable to common stockholders - basic and diluted	$(0.17)	$(0.21)

Weighted average common shares outstanding - basic and diluted	35,605	107,136

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2023 (As Restated)	2024
Net loss attributable to common stockholders	$(6,170)	$(22,337)

Foreign currency translation adjustment	100	418

Total other comprehensive income	100	418

Comprehensive loss	$(6,070)	$(21,919)

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023 and 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of April 1, 2023 (As Restated)	37,621	$376	$218,473	$(135,961)	$(1,098)	$(8,554)	$66	$73,302
Net loss attributable to common stockholders	—	—	(2,901)	(3,269)	—	—	—	(6,170)
Net income attributable to non-controlling interest	—	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	100	—	(9)	91
Issuance of restricted shares	162	1	(1)	—	—	—	—	—
Forfeiture of restricted shares	(82)	—	—	—	—	—	—	—
Exercise of stock options	16	—	36	—	—	—	—	36
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	852	—	—	—	—	852
Balance as of June 30, 2023 (As Restated)	37,717	$377	$216,458	$(139,230)	$(998)	$(8,558)	$63	$68,112

Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss	$(3,269)	$(22,312)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	6	13
Gain on bargain purchase	(283)	—
Inventory reserve	373	257
Stock based compensation expense	852	5,929
Depreciation and amortization	2,322	10,335
Right-of-use assets, non-cash lease expense	660	760
Bad debts expense	598	1,993
Deferred income taxes	(24)	1,021
Shares issued for transaction bonuses	—	889
Other non-cash items	27	482
Changes in operating assets and liabilities:
Accounts receivables	(668)	(6,973)
Inventories	389	(624)
Prepaid expenses and other current assets	344	(1,518)
Deferred costs	185	(1,789)
Deferred revenue	58	(142)
Accounts payable and accrued expenses	(1,466)	4,993
Lease liabilities	(650)	(927)
Accrued severance payable, net	88	(2)

Net cash used in operating activities	(458)	(7,615)

Cash flows from investing activities
Acquisition, net of cash assumed	—	27,531
Capitalized software development costs	(997)	(2,308)
Capital expenditures	(966)	(5,586)

Net cash (used in)/provided by investing activities	(1,963)	19,637

Cash flows from financing activities
Repayment of long-term debt	(1,329)	(493)
Short-term bank debt, net	2,737	4,161
Purchase of treasury stock upon vesting of restricted stock	(4)	(2,836)
Payment of preferred stock dividend and redemption of preferred stock	(1,129)	(90,298)
Proceeds from exercise of stock options, net	36	—
Cash paid on dividends to affiliates	—	(4)

Net cash from/(used in) financing activities	311	(89,470)

Effect of foreign exchange rate changes on cash and cash equivalents	(941)	(823)

Net decrease in cash and cash equivalents, and restricted cash	(3,051)	(78,271)
Cash and cash equivalents, and restricted cash at beginning of the period	25,089	109,664

Cash and cash equivalents, and restricted cash at end of the period	$22,038	$31,393

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,780	24,354
Restricted cash	309	85,310
Cash and cash equivalents, and restricted cash, at beginning of the period	$25,089	$109,664

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	21,729	30,242
Restricted cash	309	1,151
Cash and cash equivalents, and restricted cash, at end of the period	$22,038	$31,393

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$101	$41
Interest	$238	$3,057

Noncash investing and financing activities:
Common stock issued for transaction bonus	$—	$9
Shares issued in connection with MiX Combination	$—	$362,005

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2024
In thousands (except per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

Powerfleet, Inc. (the “Company” or “Powerfleet”) is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. Powerfleet was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which the Company acquired Pointer Telocation Ltd. (“Pointer”) and commenced operations on October 3, 2019. Upon the closing of such transactions, Powerfleet became the parent entity of I.D. Systems and Pointer.

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the three months ended June 30, 2024 include the financial results of MiX Telematics and its subsidiaries from the Implementation Date. See Note 3 for additional information.

Basis of Preparation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2024 and June 30, 2024, the consolidated results of its operations for the three-month periods ended June 30, 2023 and 2024, the consolidated change in stockholders’ equity for the three-month periods ended June 30, 2023 and 2024, and the consolidated cash flows for the three-month periods ended June 30, 2023 and 2024. The results of operations for the three-month period ended June 30, 2024 are not necessarily indicative of the operating results for the full year. On May 8, 2024, our Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align our reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year then ended, and the audited consolidated financial statements and related disclosures for the three-month transition period ended March 31, 2024 included in the Company’s Transition Report on Form 10-KT for the period then ended.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2023, the Company determined that the accounting for the redemption premium associated with its Series A convertible preferred stock (“Series A Preferred Stock”) was understated resulting in an understatement of “net loss attributable to common stockholders” and “net loss per share attributable to common stockholders” for each period, an understatement of the value of the convertible redeemable preferred stock as of each balance sheet date, and an overstatement of the additional paid-in capital as of each balance sheet date. The required adjustments to correct the redemption value of the calculation of the Series A Preferred Stock and the related accretion of the value of the preferred stock in the consolidated statement of operations included the recording of a non-cash accretion which resulted in an increase in the net loss attributable to common stockholders, an increase in the “convertible redeemable preferred stock”, and a decrease of “additional paid-in capital” for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years.

The correction of the error resulted in reporting the value of the convertible preferred stock including the accretion to the redemption value from the date of original issuance through each balance sheet date applying the interest method. The restatement to non-cash accretion resulted in an increase in the net loss attributable to common stockholders and a decrease in “additional paid-in capital” of $1,604 for the 3 months ended June 30, 2023. The Company had determined that it was appropriate to restate the financial statements for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). In addition, the Company also corrected other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments. For additional information refer to Note 2 to the financial statements included in the 2023 Annual Report.

Going Concern

As of June 30, 2024, the Company had cash and cash equivalents of $30,242 and working capital of $25,044. The Company’s primary sources of cash are cash flows from sales of products and services, its holdings of cash, cash equivalents and proceeds from the sale of its capital stock and borrowings under its credit facilities. See Note 13 for additional information on the Company’s available credit facilities.

Management believes the Company’s cash, cash equivalents, and restricted cash of $31,393 as of June 30, 2024 in conjunction with cash generated from the execution of its strategic plan over the next 12 months, and proceeds from the debt agreements are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (August 28, 2024) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates estimates used in the preparation of the financial statements for reasonableness. The most significant estimates relate to assumptions used in business combinations, allowance for credit losses, income taxes, realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill and long-lived assets, capitalized software development costs, inventory reserves, standalone selling prices (“SSP”), valuation of the derivative asset, and market-based stock-based compensation costs. Actual results could differ from those estimates.

NOTE 3 - ACQUISITION

On April 2, 2024, the Company consummated the MiX Combination. On the Implementation Date, Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended, in exchange for shares of the Company’s common stock. As a result, MiX Telematics became the Company’s indirect, wholly owned subsidiary.

The MiX Combination met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer.

The Company was determined to be the accounting acquirer under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) based on the evaluation of the following facts and circumstances favoring Powerfleet as the accounting acquirer over those supporting MiX Telematics as the accounting acquirer:
•The majority of the Board of Directors is comprised by Directors with prior affiliation to the Company. In addition the Company’s Board Chairperson continued in the role post the acquisition date;
•Post acquisition the majority of the senior management team, including the Chief Executive Officer, comprised of the Company’s senior management team who were already operating in that capacity for the company prior to the acquisition date;
•While the voting rights of 65.5% in favor of MiX Telematics is an indicator that MiX Telematics is the acquirer, the Company believes that the weight of the indicator is tempered given that the negotiated premium paid by Powerfleet to MiX Telematics contributed to the relative ownership split, and that, qualitatively, the significant reduction in the carryover MiX Telematics institutional investor base would have reduced the legacy MiX Telematics shareholders’ ability to control the combined entity, particularly in the light of the significant concentration of institutional investors on the Powerfleet side; and
•While no individual or organized group owns a large minority interest in the combined entity, the Company notes that the largest institutional investor post-transaction is an investor of legacy Powerfleet. Additionally, the Company also notes that, immediately following the closing of the Business Combination, 30% out of the approximately 35% of total shares held by shareholders of legacy Powerfleet were concentrated in the Company’s top 20 institutional shareholders, compared to only 9% out of the approximately 65% of total shares held by shareholders of legacy MiX Telematics.

The acquisition of MiX Telematics and its business will, among other things:
•create a mobile asset IoT SaaS organization with significant scale, serving all mobile asset types. The increased scale is expected to enable the combined entity to more efficiently serve its customers and create advantages to compete in an industry characterized by the need for high pace of development and innovation;
•enable the Company to maximize significant cross-sell and upsell opportunities within its large joint customer base due to the joint entity’s combined geographical footprint, deep vertical expertise and expanded software solution sets coupled with its extensive direct and indirect sales channel capabilities; and
•enable the combined organization to accelerate the delivery of top-class solutions with improved competitive advantage by integrating Powerfleet’s and MiX Telematics’ world-class engineering and technology teams.

The preliminary estimated fair value of the consideration transferred for MiX Telematics was $362.0 million as of the Implementation Date, which consisted of the following:

(in thousands, except for share price and exchange ratio)	April 2, 2024
Number of MiX Telematics ordinary shares outstanding	554,021
Exchange ratio	0.12762
Shares of Powerfleet common stock to be issued for MiX Telematics ordinary shares outstanding	70,704
Powerfleet stock price*	5.12
Fair value of Powerfleet common stock transferred to MiX Telematics shareholders	362,005
Replacement of acquiree’s equity awards by the acquirer**	7,818
Total fair value of preliminary consideration	369,823

* Powerfleet’s closing share price on April 2, 2024.
** The portion of the fair-value-based measure of the replacement award that is part of the consideration transferred in exchange for the acquiree equals the portion of the acquiree award that is attributable to pre-combination vesting.

Preliminary Allocation of Purchase Price

The purchase price was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributed to the assembled workforce, expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. Goodwill is not deductible for tax purposes. Goodwill associated with the acquisition has not yet been assigned to the Company's geographical regions pending finalization of the purchase accounting.

The preliminary allocation of purchase price was as follows (in thousands):

April 2, 2024
Assets acquired:
Cash and cash equivalents	$26,737
Restricted cash	794
Accounts receivable, net	24,675
Inventory, net	4,142
Prepaid expenses and other current assets	8,886
Fixed assets, net	35,587
Intangible assets, net	153,000
Right-of-use asset	3,794
Deferred tax assets	1,093
Other assets	973
Total assets acquired	$259,681

Liabilities assumed:
Short-term bank debt and current maturities of long-term debt	$20,158
Accounts payable and accrued expenses	26,400
Deferred revenue - current	6,394
Lease liability - current	859
Income taxes payable	355
Lease liability - less current portion	2,852
Deferred tax liability	48,725
Other long-term liabilities	484
Total liabilities assumed	$106,227

Total identifiable net assets acquired	$153,454
Non-controlling interest	(5)
Goodwill	216,374
Purchase price consideration	$369,823

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company’s allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at April 2, 2024 becomes available and final valuation and analysis are completed. In addition, the Company is still in the process of determining the fair value of acquired assets and assumed liabilities, which may also result in adjustments of the provisional amounts recorded. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow (“DCF”) analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair value estimates, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values. These estimates require judgment and are subject to change. Differences between the preliminary estimates and final accounting may occur, and those could be material.

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

The provisional amounts for assets acquired and liabilities assumed include:
•The fair value of accounts receivable and other receivables which may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustment subsequent to the acquisition;
•Property, and equipment, for which the preliminary estimates are subject to revision for finalization of preliminary appraisals;
•Right-of-use assets and lease liabilities, which will be subject to adjustment upon completion of the review of the inputs, including sublease assumptions, for the calculations;
•Acquired inventory, which values are still being assessed on an individual basis;
•Prepaid expenses, accounts payable and accrued expenses, which will be subject to adjustment based upon completion of working capital clean up and assessment of other factors;
•The recognition and measurement of contract assets and contract liabilities acquired in accordance with ASC 606 will be subject to adjustment upon completion of assessment;
•Acquired intangible assets will be subject to adjustment as additional assets are identified, estimates and forecasts are refined and disaggregated, useful lives are finalized, and other factors deemed relevant are considered;
•Deferred income taxes will be subject to adjustment based upon the completion of the review of the book and tax bases of assets acquired and liabilities assumed, applicable tax rates and the impact of the revisions of estimates for the items described above; and
•Goodwill will be subject to adjustment for the impact of the revisions of estimates for the items described above.

The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$10,000	14	years
Developed technology	30,000	5	years
Customer relationships	113,000	13	years
	$153,000

Acquisition-Related Expenses

The Company expensed a total of $20,291 of acquisition-related costs in the consolidated statement of operations related to the MiX Combination, of which $14,491 was expensed in the three-month period ended June 30, 2024.

Unaudited Pro Forma Financial Information

The business acquired in the MiX Combination contributed revenue of $43,689 and a net loss of $6,932, after amortization of identified intangibles, for the three months ended June 30, 2024.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at March 31, 2024 consisted of escrow amounts of $85,000 for the Facilities Agreement deposited in escrow for the MiX Combination and cash of $310 held in escrow for purchases from a vendor. Restricted cash at June 30, 2024 consists of cash of $310 held in escrow for purchases from a vendor, cash of $787 held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated) to be used solely for the benefit of its beneficiaries and cash securing guarantees of $54 issued in respect of property lease agreements entered into by MiX Telematics Australasia.

NOTE 5 - REVENUE RECOGNITION

The Company and its subsidiaries generate revenue from sales of systems and products and from customer SaaS and hosting infrastructure fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrently with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as an expense. The expected costs associated with the Company’s base warranties continue to be recognized as an expense when the products are sold (see Note 14).

Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied. Product sales are recognized at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied. The Company utilizes significant judgment to determine whether control of the hardware has transferred to the customer (i.e. distinct to the customer separate from SaaS services provided). For products which are not distinct to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation.

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

The Company recognizes revenue for remotely hosted SaaS agreements and post-contract maintenance and support agreements beyond its standard warranties over the life of the contract. Revenue is recognized ratably over the service periods and the cost of providing these services is expensed as incurred. Amounts invoiced to customers which are not recognized as revenue are classified as deferred revenue and classified as current or long-term based upon the terms of future services to be delivered. Deferred revenue also includes prepayment of extended maintenance, hosting and support contracts.

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

The Company recognizes an asset for the incremental costs of obtaining the contract arising from the sales commissions to distributors and employees because the Company expects to recover those costs through future fees from the customers. The Company amortizes the asset over one to five years because the asset relates to the services transferred to the customer during the contract term of one to five years.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

The following table presents the Company’s revenues disaggregated by revenue source for the three-months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,
	2023	2024

Products	$11,084	$18,738
Services	21,008	56,692

	$32,092	$75,430

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2024 and June 30, 2024 (in thousands):

	March 31, 2024	June 30, 2024

Contract Assets:
Deferred contract cost(1)	$2,632	$4,322
Deferred costs - current	$42	$24

Contract Liabilities
Deferred revenue – services (2)	$10,674	$14,724
Deferred revenue – products (2)	60	120

	10,734	14,844
Less: Deferred revenue – current	(5,842)	(10,019)

Deferred revenue – less current portion	$4,892	$4,825

(1) Deferred Contract costs are included in Other assets on the Condensed Consolidated Balance sheets.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended June 30, 2023 and 2024, the Company recognized revenue of $1,766 and $2,986, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

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

An analysis of the allowance for credit losses for the periods ended June 30, 2023 and 2024 is as follows (in thousands):

	Three Months Ended June 30,
	2023	2024
Allowance for credit losses, March 31	$2,328	$3,197
Current period provision for expected credit losses	598	1,993
Write-offs charged against the allowance	(222)	(1,509)
Foreign currency translation	62	46
Allowance for credit losses, June 30	$2,766	$3,727

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2024	June 30, 2024

Sales-type lease receivables, current	$1,100	$1,125
Prepaid expenses*	2,817	5,772
Contract assets	1,162	1,141
Tax receivables	125	790
Vat receivable	—	2,059
Sundry debtors	—	2,602
Other current assets	2,887	3,009

	$8,091	$16,498

*This represents the prepaid portion of total deferred contract assets

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $538 at March 31, 2024 and $97 at June 30, 2024.

Inventories consist of the following (in thousands):

	March 31, 2024	June 30, 2024

Components	$9,403	$9,195
Work in process	49	1,788
Finished goods, net	12,206	14,849

	$21,658	$25,832

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2024	June 30, 2024

Installed and uninstalled products	$11,030	$46,129
Computer software	11,496	12,231
Computer and electronic equipment	6,179	7,126
Furniture and fixtures	2,361	3,733
Leasehold improvements	1,498	1,445
Plant and equipment	—	293
Assets in progress	—	19
	32,564	70,976
Accumulated depreciation and amortization	(19,845)	(21,271)
	$12,719	$49,705

Depreciation and amortization expense for the three-month periods ended June 30, 2023 and 2024 was $967 and $4,749, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2024 and June 30, 2024 (in thousands):

June 30, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	1 - 13	$132,264	$(10,834)	$121,430
Trademark and tradename	3 - 15	17,553	(4,253)	13,300
Patents	7 - 11	628	(486)	142
Technology	1 - 20	44,561	(14,236)	30,325
Software to be sold or leased	3 - 6	5,727	(996)	4,731
		200,733	(30,805)	169,928

Unamortized
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$200,898	$(30,805)	$170,093

March 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9 - 12	$19,264	$(8,012)	$11,252
Trademark and tradename	3 - 15	7,553	(3,877)	3,676
Patents	7 - 11	628	(464)	164
Technology	7	10,911	(10,911)	—
Software to be sold or leased	3	5,159	(764)	4,395
		43,515	(24,028)	19,487

Unamortized
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$43,680	$(24,028)	$19,652

At June 30, 2024, the weighted-average amortization periods for customer relationships, trademarks and trade names, patents, technology, and capitalized software to be sold or leased were 12.7, 12.1, 7, 11.6, and 3.0 years, respectively.

For the three months ended June 30, 2023 and 2024, amortization expense of $1,356 and $5,586 respectively was recognized in both periods.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2025 (remaining)	$15,528
2026	22,138
2027	21,145
2028	18,067
2029	14,578
Thereafter	78,472
$169,928

Refer to Note 3 for the change in the carrying amount of goodwill from April 1, 2024 to June 30, 2024 as a result of the MiX Combination.

For the three-month period ended June 30, 2024, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the three-month period ended June 30, 2024, the Company granted options to purchase 375 shares of common stock with time-based vesting conditions.

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options for the three-month period ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2024	5,445	13.39	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2024	5,445	13.39	7.72	$1,488

Vested as of June 30, 2024	—	—	—	$—

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the three-month period ended June 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2024	1,979	4.68	—	—
Granted	375	4.31	—	—
Exercised	—	—	—	—
Forfeited	(6)	6.10	—	—
Outstanding as of June 30, 2024	2,348	4.62	7.2	$779

Vested as of June 30, 2024	1,973	4.67	6.6	$779

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	June 30, 2023	June 30, 2024
Expected volatility	55.6%	60.2%
Expected life of options	6.1	6.5
Risk free interest rate	3.87%	4.23%
Dividend yield	—	—
Weighted-average fair value of options granted during the year	$1.66	$2.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $585 and $1,817 for the three-month periods ended June 30, 2023 and June 30, 2024, respectively, in connection with awards made under the stock option plans. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that are outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting). The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

The fair value of options vested during the three-month periods ended June 30, 2023 and 2024 was $562 and $1,457, respectively. There were no option exercises that occurred during the three-month periods ended June 30, 2023 and 2024.

As of June 30, 2024, there was $983 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.34 years.

As of June 30, 2024, there was $3,597 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 7.72 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. Some participants have the option to have their shares withheld for their taxes upon vesting. Shares withheld for taxes are treated as a purchase of treasury stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all non-vested restricted stock for the three-month period ended June 30, 2024 is as follows:

	Number of Non-Vested Shares	Weighted- Average Grant Date Fair Value
Non-vested, March 31, 2024	1,370	2.68
Granted	54	5.45
Vested	(1,369)	2.68
Forfeited or expired	—	—
Non-vested, June 30, 2024	55	2.68

The Company recorded stock-based compensation expenses of $267 and $3,095 for the three-month periods ended June 30, 2023 and 2024, respectively, in connection with restricted stock grants. As of June 30, 2024, there was $258 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted-average period of 0.88 years. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that are outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting). The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

[C] Stock Appreciation Rights:

In connection with the closing of the MiX Combination, the Company assumed each of the MiX Telematics’ share plans. MiX Telematics issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units and stock appreciation rights (“SARs”). On the Implementation Date,the only issued and outstanding equity awards under the LTIP were SARs, and the Company assumed the outstanding SARs in issue. No additional performance shares or restricted share units will be issued or assumed by the Company.

The replacement of MiX Telematics’ share-based payment awards has been treated as a modification under ASC 718, Compensation—Stock Compensation as of the Implementation Date. The fair value of the replacement SARs issued was allocated between pre-combination and post-combination service based on the vesting period. The fair value related to pre-combination service is included as part of the fair value of the consideration in the MiX Combination (see Note 3), and the fair value related to post-combination service is to be recognized as an expense over the remaining vesting period.

The total stock-based compensation expense recognized during the three months ended June 30, 2024 was $1.0 million.

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)*
Outstanding as of April 1, 2024	—	—
Acquired through MiX Combination	5,740	2.61
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	5,740	2.61	3.33

Vested as of June 30, 2024	1,813	2.98	1.80	$2,881

As of June 30, 2024, there was $7.5 million of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.26 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended June 30, 2023 and 2024 are as follows:

	Three Months Ended June 30,
	2023	2024
Basic and diluted loss per share
Net loss attributable to common stockholders	$(6,170)	$(22,337)

Net loss per share attributable to common stockholders - basic and diluted	$(0.17)	$(0.21)

Weighted-average common share outstanding - basic and diluted	35,605	107,136

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2024	June 30, 2024
Short-term bank debt	$—	$25,007
Current maturities of long-term debt	$1,951	$2,597
Long-term debt - less current maturities	$113,810	$111,957

Short-Term Bank Debt

As of June 30, 2024 short-term debt comprised $24,323 of borrowing facilities and $684 of book overdrafts.

Investec Facility

The Investec Bank Limited (“Investec”) credit facility was a 364-day renewable committed general credit facility of R350,000 (the equivalent of $19,232 as of June 30, 2024) (the “Committed Facility”). As of June 30, 2024, $19,232 of the Committed Facility was utilized. The Committed Facility was settled in August 2024 and closed.

Under the Committed Facility, MiX Telematics paid a commitment fee charged at 30bps on any undrawn portion of the Committed Facility (plus VAT on such amount), calculated monthly and payable, free of deduction, monthly in arrears on the first business day of each month.

The loans under the Committed Facility bore interest at South African prime interest rate less 1.5% per annum. As of June 30, 2024, the South African prime interest rate was 11.75%. Interest was payable monthly in arrears on the first business day of each month, or as otherwise specified in the credit agreement between Investec and MiX Telematics.

MiX Telematics Africa (Pty) Ltd, MiX Telematics International (Pty) Ltd and MiX Telematics Enterprise SA (Pty) Ltd issued guarantees in favor of Investec in terms of which they guaranteed the performance by MiX Telematics of all its obligations to Investec.

Standard Bank Facility

The Standard Bank facility is in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). The CFC Overdraft Facility entitles MiX Telematics to utilize a maximum amount of R70,000 (the equivalent of $3,846 as of June 30, 2024). The CFC Overdraft Facility bears interest at the South African prime interest rate less 1.2% per annum. As of June 30, 2024, $554 of the CFC Overdraft Facility was utilized.

There is a suretyship agreement entered into with Standard Bank providing that MiX Telematics and only one subsidiary being MiX Telematics International (Pty) Ltd, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of MiX Telematics and MiX Telematics International to Standard Bank. The Standard Bank facility has no fixed renewal date and is repayable on demand.

RMB Facility

On March 7, 2024, as part of the MiX Combination, MiX Telematics and Powerfleet entered into the Facilities Agreement with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $19,200 as at June 30, 2024) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement entered into on March 7, 2024, which is described in more detail below.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of June 30, 2024, MiX Telematics had not borrowed anything under the RMB General Facility. The RMB General Facility was utilized in August 2024 to settle the Committed Facility.

Hapoalim Debt

As of June 30, 2024, Pointer Israel had utilized approximately $4,388 under the Hapoalim Revolving Facilities, which are described below.

Long-Term Debt

Hapoalim Debt

In connection with the Pointer acquisition, Powerfleet Israel incurred NIS denominated debt in term loan borrowings on October 3, 2019 under the Prior Credit Agreement, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Prior Credit Facilities”). The Prior Credit Facilities were scheduled to mature on October 3, 2024.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (the “Hapoalim Term Facilities”) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (the “Hapoalim Revolving Facilities” and, together with the Hapoalim Term Facilities, the “Hapoalim Credit Facilities”)). Powerfleet Israel drew down $30,000 in cash under the Hapoalim Term Facilities on March 18, 2024 and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the term facilities extended to Powerfleet Israel under the Prior Credit Agreement and remaining proceeds will be distributed to Powerfleet. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. As of June 30, 2024, Pointer had utilized $4,388 under the revolving facilities. The available undrawn facility balance at June 30, 2024 was $15,612.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at June 30, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement. The Hapoalim Revolving Facilities mature on March 18, 2025.

Borrowings under the Hapoalim Term Facilities are voluntarily prepayable at any time, in whole or in part, and are not subject to any prepayment premium. Voluntary prepayments of the Hapoalim Term Facilities must be made in minimum increments of NIS 1 million. In addition to certain customary mandatory prepayment requirements, the A&R Credit Agreement also requires Powerfleet Israel to make prepayments on the Hapoalim Term Facilities to the extent it receives distributions from Pointer, except for any such distributions made to cover certain expenses of Powerfleet Israel in its normal course of operations.

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as defined in the A&R Credit Agreement, the ratio of each Borrower’s net debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ending June 30, 2024.

The Hapoalim Credit Facilities continue to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Powerfleet Israel and Pointer, except that the Borrowers’ holdings in Pointer do Brasil Comercial Ltda., Pointer Argentina and Pointer South Africa are excluded from such floating charges. No other assets of the Company will serve as collateral under the Hapoalim Credit Facilities.

The Hapoalim Term Facilities under the A&R Credit Agreement have been accounted for as modifications of the term facilities that were provided under the Prior Credit Agreement because the change in the present value of the cash flows under the A&R

Credit Agreement is less than 10% of the present value of the cash flows under the Prior Credit Agreement. The proceeds of the Hapoalim Term Facilities ($30,000), less the prepayment of the term loans under the Prior Credit Facility (approximately $11,200), amounting to approximately $18,800, has been recognized as an increase in the carrying value of the prior term loans that was recognized previously.

For the three months ended June 30, 2023, the Company recorded $35 of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. For the three months ended June 30, 2024, the Company recorded $30 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. The Company recorded charges of $152 and $655 to interest expense on its consolidated statements of operations for the three months ended June 30, 2023 and 2024, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the term loan facilities on March 13, 2024, and the proceeds to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems and Movingdots, and there is a security agreement over the shares in Main Street 2000 Proprietary Limited, I.D. Systems, and Movingdots.

The interest rates of borrowings under RMB Facility A and RMB Facility B are 8.699% per annum and 8.979% per annum, respectively. Interest is payable quarterly in arrears. RMB Facility A matures on March 31, 2027, and RMB Facility B matures on March 31, 2029. The Company may prepay the RMB Facilities at any time, subject to a minimum reduction of $5,000 and multiples of $1,000. If the Company prepays any amount during the first or second annual period of the funding, a refinancing fee equal to 2% or 1%, respectively, of the prepayment will be payable. Also, the RMB Facilities are mandatorily prepayable upon the occurrence of uncertain future events, such as a change of control or a transfer of the business. In the event that either prepayment occurs, the respective prepayment amount will be adjusted for RMB’s break gains or losses, which relate mainly to the unwinding of interest rate derivatives (the “Prepayment Derivative”) which RMB entered into with third parties to fix the interest rates on the RMB Facilities. Since RMB’s break gains/losses could result in the Company prepaying at a discount, or a premium, of 10% or more to the initial carrying amount of the RMB Facilities, the optional and contingent repayment features were to be embedded derivatives in the scope of ASC 815-15 Embedded Derivatives. The Prepayment Derivative within each RMB Facility has been bifurcated and accounted for at fair value separately from the respective debt-host contracts which are accounted for at amortized cost. The terms of the debt-host contracts have been bifurcated to adjust the carrying value of the debt upon separating the derivative. Upon initial recognition of the RMB Facilities, a Prepayment Derivative asset of $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, was recognized with a corresponding increase in the initial carrying amount of each debt-host contract. The fair value of the embedded derivative is estimated using a “with-and-without” approach as the difference between the value of the RMB Facilities with and without the embedded derivative using both the binomial lattice model and discounted cash flow analysis.
Key assumptions used were:

	Facility A	Facility B
Credit spread volatility	50%	35%
Credit spread	4.48%	4.99%
Credit rating	B-	B-
Risk free rate	SOFR Spot Rate	SOFR Spot rate

The Prepayment Derivative is classified as a level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $190, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $158. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $465, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $416. The Prepayment Derivative assets are included in Other assets and their fair values were $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2024 and June 30, 2024. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three months ended June 30, 2024, the Company recorded $77 of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the three-month periods ended March 31, 2024 and June 30, 2024, the Company recorded interest expense of $400 and $1,870, respectively.

Scheduled contractual maturities of the long-term debt as of June 30, 2024 are as follows:

2025 (remaining)	$1,458
2026	4,859
2027	47,845
2028	5,345
2029	54,162
113,669
Less: Current portion	(2,597)
Plus debt costs and prepayment	885
Total	$111,957

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	June 30, 2024
Accounts payable	$20,025	46,104
Accrued warranty	1,138	1,550
Accrued compensation	8,956	13,425
Government authorities	3,062	5,135
Other current liabilities	827	2,557

	$34,008	$68,771

The following table summarizes warranty activity for the three months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,
	2023	2024
Accrued warranty reserve, beginning of year	$2,255	2,926
Accrual for product warranties issued	430	247
Product replacements and other warranty expenditures	(110)	(86)
Expiration of warranties	(70)	(9)
Acquired through MiX Combination	—	356
Foreign currency translation difference	—	—

Accrued warranty reserve, end of period (1)	$2,505	3,434

(1) Includes non-current accrued warranty included in other long-term liabilities at June 30, 2023 and 2024 of $1,739 and $1,884, respectively.

NOTE 15 - STOCKHOLDERS' EQUITY

Convertible Redeemable Preferred Stock:

The Company is authorized to issue 150 shares of preferred stock, par value $0.01 per share of which 100 shares are designated Series A convertible preferred stock (“Series A Preferred Stock”) and 50 shares are undesignated.

Series A Preferred Stock

In connection with the completion of the Pointer acquisition, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”). Concurrently with the closing of the MiX Combination on April 2, 2024, the Company used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of credit facilities with Hapoalim to redeem in full for $90,300 for all of the outstanding shares of the Series A Preferred Stock.

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-month periods ended June 30, 2023 and June 30, 2024, the Company paid dividends in amounts equal to $1,129 and $25 respectively, to the holders of the Series A Preferred Stock. Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the three-month period ended June 30, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2024	$(985)	$(985)
Net current period change	418	418

Balance at June 30, 2024	$(567)	$(567)

The accumulated balances for each classification of other comprehensive loss for the three-month period ended June 30, 2023 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2023	$(1,098)	$(1,098)
Net current period change	100	100

Balance at June 30, 2023	$(998)	$(998)

NOTE 17 - SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended June 30,
	2023	2024

North America	$16,765	$21,392
Israel	10,905	10,661
Africa	863	24,406
Europe and Middle East	599	7,837
Other	2,960	11,134

	$32,092	$75,430

	March 31, 2024	June 30, 2024
Long lived assets by geographic region:

North America	$4,083	$8,716
Israel	3,946	3,781
Africa	705	29,513
Europe and Middle East	2,850	4,482
Other	1,135	3,213

	$12,719	$49,705

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

	Three Months Ended June 30,
	2023	2024
Domestic pre-tax book loss	$(10,470)	$(16,475)
Foreign pre-tax book income (expense)	7,201	(4,771)
Total loss before income taxes	(3,269)	(21,246)
Income tax benefit (expense)	6	(1,053)
Total loss after taxes	$(3,263)	$(22,299)

Effective tax rate	0.18%	(4.96)%

For the three-month periods ended June 30, 2023 and June 30, 2024, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

NOTE 19 - LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space, office equipment and vehicles. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend the lease term for up to 5 years.

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

Where lease terms are 12-months or less, and meet the criteria for short-term lease classification, no ROU asset and no lease liability are recognized. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,
	2023	2024
Short-term lease cost	$119	$207

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,
	2023	2024
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$424	$490

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2024
Weighted-average remaining lease term - operating leases (in years) (1)	3.48
Weighted-average discount rate	7.3%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2024 are as follows (in thousands):

July 2024 - March 2025	$3,029
2026	3,498
2027	2,117
2028	1,372
2029	1,179
Thereafter	1,432
Total lease payments	12,627
Less: Imputed interest	(1,631)
Present value of lease payments	$10,996

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s cash and cash equivalents, restricted cash and investments in securities are carried at fair value. The carrying value of financing receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge the borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Facilities is classified as a level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 13).

	March 31, 2024		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to external parties	$475	$475	$492	$492

Debt	$115,761	$116,278	$139,561	$136,818

Prepayment derivative	$2,226	$2,226	$2,226	$2,226

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended June 30, 2023 and 2024, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $189 plus $1,019 of interest and penalty, totaling $1,347 as of March 31, 2024 and $1,208 as of June 30, 2024. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $12,110 as of June 30, 2024. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $205. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties or certain base connections not being maintained over the term of such agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2024 and June 30, 2024 was $841 and $808, respectively. No loss is considered probable under this arrangement.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations. Amounts throughout this discussion and analysis for our unaudited interim condensed consolidated statements for the three months ended June 30, 2023 have been restated to reflect the impact of the restatement as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2023, the Company determined that the accounting for the redemption premium associated with its Series A convertible preferred stock (“Series A Preferred Stock”) was understated resulting in an understatement of “net loss attributable to common stockholders” and “net loss per share attributable to common stockholders” for each period, an understatement of the value of the convertible redeemable preferred stock as of each balance sheet date, and an overstatement of the additional paid-in capital as of each balance sheet date. The required adjustments to correct the redemption value of the calculation of the Series A Preferred Stock and the related accretion of the value of the preferred stock in the consolidated statement of operations included the recording of a non-cash accretion which resulted in an increase in the net loss attributable to common stockholders, an increase in the “convertible redeemable preferred stock”, and a decrease of “additional paid-in capital” for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years.

The correction of the error resulted in reporting the value of the convertible preferred stock including the accretion to the redemption value from the date of original issuance through each balance sheet date applying the interest method. The Company had determined that it was appropriate to restate the financial statements for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years included in the 2023 Annual Report. In addition, the Company also corrected other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments. For additional information refer to Note 2 to the financial statements included in the 2023 Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for its expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: the ability to recognize the anticipated benefit of the acquisition of MiX Telematics; the possibility that we may not be able to integrate successfully the business, operations and employees of MiX Telematics; the ability of our supply chain to deliver certain key components; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; our ability to secure our information technology systems against breaches; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; our ability to navigate the international political, economic and geographic landscape; future economic and business conditions, including the conflict between Israel and Hamas; the failure of the markets for our products to continue to develop; our inability to adequately protect our intellectual property; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including our Transition Report on Form 10-KT for the period ended March 31, 2024 (the “Form 10-KT”).

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

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. MiX Telematics is a leading global provider of fleet and mobile asset management solutions delivered as SaaS to over one million global subscribers spanning more than 120 countries. MiX Telematics’ products and services provide enterprise fleets, small fleets, and consumers with efficiency, safety, compliance, and security solutions. The acquisition is expected to provide us with operational synergies and access to a broader base of customers.

The consolidated financial statements as of and for the three months ended June 30, 2024 include the financial results of MiX Telematics and its subsidiaries from the closing date of the MiX Combination. See Note 3, “Acquisition” in Part I, Item 1, “Financial Statements” for additional information. No operating results for MiX Telematics are included in the comparative period for the three months ended June 30, 2023.

On May 8, 2024, our Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align our reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. This decision was already being considered by Powerfleet executives before the MiX Combination, as part of a broader finance transformation initiative, which includes shifting and outsourcing back-office functions (including central corporate accounting) from the United States to a more cost-effective solution in South Africa. The decision was also driven by align the fiscal year with the close of the MiX Combination for investors and align the timing of audit work with the winter months in South Africa to help attract and retain accounting talent.

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

Our patented technologies are a proven solution for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, and MiX by Powerfleet.

We have an established history of IoT device development and innovation creating devices that can withstand harsh and rugged environments. With 49 patents and patent applications and over 25 years’ experience, we believe we are well positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

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

We market and sell our connected IoT data solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as manufacturing, automotive manufacturing, wholesale and retail, food and grocery distribution, pharmaceutical and medical distribution, construction, mining, utilities, aerospace, vehicle rental, as well as logistics, shipping, transportation, energy and field services. Traditionally, these businesses have relied on manual, often paper-based, processes or on-premise legacy software to operate their high-value assets, manage workforce resources, and distributed sites; and face environmental, safety, and other regulatory requirements. In today’s landscape, it is crucial for these businesses to invest in solutions that enable easy analysis and sharing of real-time information.

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

Increase Security: Our solutions allow our customers to reduce theft and improve inventory management. Customers can lockdown their assets with automated e-mail or text message alerts, emergency tracking of assets (higher frequency of reports) if theft is expected, geo-fencing alerts when an asset enters a prohibited geography or location, and near real-time sensors that alert based on changes in temperature and shock, among other things. We also provide stolen vehicle retrieval (“SVR”) services in Israel and South Africa. In Israel most of the SVR products used to provide our SVR services are mainly sold to (i) local car dealers and importers that in turn sell the products equipped in the vehicle to the end users who purchase the SVR services directly from us, or (ii) leasing companies which purchase our SVR services in order to secure their own vehicles. In South Africa our distribution partners include automobile dealers, aftermarket automotive parts and service suppliers, automobile insurers and retailers.

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

Growth Strategy

Our objective is to become a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. During the quarter ended March 31, 2023, we began to consolidate and augment many of our existing capabilities on a single customer software platform branded as “Unity.” We have designed our Unity platform to enable rapid and deep integration with IoT devices and third-party business systems to a highly scalable data pipeline that powers artificial intelligence-driven insights to help companies save lives, time, and money. Unity is an increasingly important initiative to meet our objective of becoming a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

•focusing our business solutions by vertical markets and go to market strategies to each market;
•positioning ourselves as an innovative thought leader;
•maintaining a world class sales and marketing team;
•identifying, seizing, and managing revenue opportunities;
•expanding our customer base, achieving wider market penetration and educating customers with mixed assets in their organization about our other applications, including new solutions available post the business combination with MiX Telematics;
•implementing improved marketing, sales and support strategies;
•shortening our initial sales cycles by helping our customers through:
◦identifying and quantifying benefits expected from our solutions;
◦accelerating transitions from implementation to roll-out; and
◦building service revenue through long-term SaaS contracts;
•differentiating our product offering through analytics, machine learning, unique sensors, and value-added services;
•producing incremental revenue at a high profit margin; and
•expanding our partnerships and integrations.

We also plan to expand into new applications and markets by:

•pursuing opportunities to integrate our system with computer hardware and software vendors, including:
◦OEMs;
◦transportation management systems;
◦warehouse management systems;
◦labor and timecard systems;
◦enterprise resource planning; and
◦yard management systems;
•establishing relationships with global distributors; and
•evaluating and pursuing strategically sound acquisitions of companies.

Recent Developments

Higher interest rates and inflation, fluctuations in currency values, supply chain disruptions and the conflicts between Russia and Ukraine, and between Israel and Hamas, have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

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

Our ability to increase our revenues and generate net income will depend on a number of factors, including, for example, our ability to:

•increase sales of products and services to our existing customers;
•convert our initial programs into larger or enterprise-wide purchases by our customers;
•increase market acceptance and penetration of our products; and
•develop and commercialize new products and technologies.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $177.1 million as of June 30, 2024.

Management believes our cash and cash equivalents and restricted cash of $31.4 million as of June 30, 2024 in conjunction with the debt proceeds from our lenders, plus cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements (August 28, 2024) and service our outstanding obligations.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in the Form 10-KT.

Critical Accounting Policies

For the three-month period ended June 30, 2024, there were no significant changes to our critical accounting policies as identified in the Form 10-KT.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,
	2023 (As Restated)	2024

Revenues:
Products	34.5%	24.8%
Services	65.5%	75.2%
Total revenues	100.0%	100.0%

Cost of revenues:
Cost of products	26.6%	16.9%
Cost of services	23.4%	30.5%
Total cost of revenues	50.1%	47.4%

Gross profit	49.9%	52.6%

Operating expenses:
Selling, general and administrative expenses	53.6%	72.6%
Research and development expenses	6.9%	4.1%
Total operating expenses	60.5%	76.7%

Loss from operations	(10.6)%	(24.2)%

Interest income	0.1%	0.4%
Interest expense	(0.5)%	(3.6)%
Bargain purchase - Movingdots	0.9%	—%
Other income, net	—%	(0.8)%

Net loss before income taxes	(10.2)%	(28.2)%

Income tax benefit/(expense)	—%	(1.4)%

Net loss before non-controlling interest	(10.2)%	(29.6)%
Non-controlling interest	—%	—%

Net loss	(10.2)%	(29.5)%

Accretion of preferred stock	(5.5)%	—%
Preferred stock dividend	(3.5)%	—%

Net loss attributable to common stockholders	(19.2)%	(29.5)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

REVENUES. Revenues increased by $43.3 million, or 135.0%, to $75.4 million in the three months ended June 30, 2024, from $32.1 million in the same period in 2023.

Revenues from products increased by $7.7 million, or 69.1%, to $18.7 million in the three months ended June 30, 2024 from $11.1 million in the same period in 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired which contributed $8.8 million in product revenues for the three months ended June 30, 2024, offset by lower demand from logistics customers in North America.

Revenues from services increased by $35.7 million, or 169.9%, to $56.7 million in the three months ended June 30, 2024 from $21.0 million in the same period in 2023. The increase in services revenues was principally due to the MiX Telematics business acquired which contributed $34.9 million in service revenues for the three months ended June 30, 2024.

COST OF REVENUES. Cost of revenues increased by $19.7 million, or 122.6%, to $35.8 million in the three months ended June 30, 2024, from $16.1 million for the same period in 2023. The MiX Telematics business acquired contributed $19.4 million to cost of revenues for the three months ended June 30, 2024. Gross profit was $39.6 million in the three months ended June 30, 2024, compared to $16.0 million for the same period in 2023. As a percentage of revenues, gross profit increased to 52.6% in the three months ended June 30, 2024 from 49.9% in the same period in 2023.

Cost of products increased by $4.2 million, or 49.1%, to $12.8 million in the three months ended June 30, 2024, from $8.6 million in the same period in 2023. Gross profit for products was $6.0 million in the three months ended June 30, 2024, compared to $2.5 million in the same period in 2023. As a percentage of product revenues, gross profit increased to 32.0% in the three months ended June 30, 2024 from 22.9% in the same period in 2023. The increase in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by higher margin product lines including in warehouse solutions.

Cost of services increased by $15.5 million, or 206.1%, to $23.0 million in the three months ended June 30, 2024, from $7.5 million in the same period in 2023. Gross profit for services was $33.7 million in the three months ended June 30, 2024, compared to $13.5 million in the same period in 2023. As a percentage of service revenues, gross profit decreased to 59.4% in the three months ended June 30, 2024 from 64.2% in the same period in 2023. The decrease in gross profit as a percentage of revenues was mainly due to the commencement of amortization of MiX Telematics acquisition-related intangibles of $3.0 million, consisting of $2.1 million from customer relationships, $0.7 million from developed technology and $0.2 million from trade names.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $37.6 million, or 218.5%, to $54.8 million in the three months ended June 30, 2024, compared to $17.2 million in the same period in 2023, principally due to the MiX Telematics business acquired which contributed $17.3 million of SG&A expenses (excluding one-time costs), $14.5 million in acquisition-related expenses, $4.7 million in accelerated stock-based compensation costs and a $0.8 million increase in restructuring costs for the three months ended June 30, 2024. As a percentage of revenues, SG&A expenses, excluding $20.4 million in one-time transaction, restructuring and accelerated stock-based compensation costs, decreased to 45.6% in the three months ended June 30, 2024, from 53.6% in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by $0.9 million, or 39.6%, to $3.1 million in the three months ended June 30, 2024, compared to $2.2 million in the same period in 2023, principally due to $1.4 million incurred by the MiX Telematics business post acquisition. As a percentage of revenues, R&D expenses decreased to 4.1% in the three months ended June 30, 2024, from 6.9% in the same period in 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $22.3 million, or $(0.21) per basic and diluted share, for the three months ended June 30, 2024, as compared to net loss of $6.2 million, or $(0.17) per basic and diluted share, for the same period in 2023. The net loss was primarily the result of the increased SG&A expenses, including $20.4 million in one-time transaction, restructuring and accelerated stock-based compensation costs.

Non-GAAP Financial Information

We use certain measures to assess the financial performance of our business. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include adjusted EBITDA.
An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations is set out below. We do not regard this non-GAAP measures as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measure that is calculated in accordance with GAAP.
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend and accretion, interest expense (net), income tax benefit/expense, depreciation and amortization, stock-based compensation, foreign currency gains/losses, restructuring-related expenses, gain on bargain purchase (Movingdots), acquisition-related expenses and severance-related expenses.
We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure that our management and board of directors use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results.

A reconciliation of net loss attributable to common stockholders (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended June 30,
	2023 (As Restated)	2024
	(In thousands)
Net loss attributable to common stockholders	$(6,170)	$(22,337)
Non-controlling interest	6	13
Preferred stock dividend and accretion	2,901	25
Interest expense, net	457	2,916
Income tax (benefit)/expense	(6)	1,053
Depreciation and amortization	2,322	10,335
Stock-based compensation	852	5,929
Foreign currency (gains)/losses	(362)	109
Restructuring-related expenses	425	1,198
Gain on bargain purchase - Movingdots	(283)	—
Acquisition-related expenses	223	14,494
Adjusted EBITDA	$365	$13,735
Our use of adjusted EBITDA has limitations as analytical tools and should not be considered as performance measures in isolation from, or as a substitute for, analysis of our results as reported under GAAP.

Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure; and
•certain of the adjustments (such as restructuring costs) made in calculating adjusted EBITDA are those that management believes are not representative of our underlying operations and, therefore, are subjective in nature.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including loss from operations, net loss and our other results.

Liquidity and Capital Resources

On October 3, 2019, in connection with the completion of the Pointer acquisition, we issued and sold 50,000 shares of the Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. (the “Investors”) pursuant to the terms of an Investment and Transaction Agreement, dated as of March 13, 2019 (as amended, the “Investment Agreement”), for an aggregate purchase price of $50.0 million. The proceeds received from such sale were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. The Implementation Agreement required, as a condition to closing of the MiX Combination, that we obtain debt and/or equity financing in an amount sufficient to provide for the redemption in full of all outstanding shares of our Series A Preferred Stock. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from the RMB Facilities described above and incremental borrowing capacity as a result of the refinancing of Credit Facilities to redeem the full $90.3 million value of the outstanding shares of Series A Preferred Stock.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer (collectively, the “Borrowers”) were party to the Prior Credit Agreement with Hapoalim, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (composed of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30 million (composed of Hapoalim Facility A and Hapoalim Facility B in the aggregate principal amounts of $20 million and $10 million, respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (composed of Hapoalim Facility C and Hapoalim Facility D in the aggregate principal amounts of $10 million and $10 million, respectively). The Hapoalim Term Facilities will mature on March 18, 2029. The Hapoalim Revolving Facilities are available for successive one-month periods until and including March 18, 2025, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Hapoalim Revolving Facilities.

On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Hapoalim Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to us. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

The Hapoalim Credit Facilities continue to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all of its assets, as well as cross guarantees between Powerfleet Israel and Pointer, except that the Borrowers’ holdings in Pointer do Brasil Comercial Ltda., Pointer Argentina and Pointer South Africa are excluded from such floating charges. No other assets of our company will serve as collateral under the Hapoalim Credit Facilities.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at June 30, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement.

Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the Hapoalim Revolving Facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such Hapoalim Revolving Facilities.

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide us with the RMB Facilities in an aggregate principal amount of $85 million, composed of RMB Facility A and RMB Facility B, each having a principal amount of $42.5 million. We drew down $85 million in cash under the RMB Facilities on March 13, 2024. The interest rates of RMB Facility A and RMB Facility B are 8.699% per annum and 8.979% per annum, respectively. Interest is payable quarterly in arrears. The principal under RMB Facility A and RMB Facility B is repayable in one installment on March 31, 2027 and March 31, 2029, respectively.

Following the signing of the Facilities Agreement with RMB and MiX Telematics entered into the Credit Agreement on March 14, 2024, for the RMB General Facility. The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement entered into on March 7, 2024, which is described in more detail below.

The RMB General Facility is repayable on demand and has a term of 365 days from the available date. Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the available date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of June 30, 2024, MiX Telematics had not borrowed anything under the RMB General Facility. The RMB General Facility was utilized in August 2024 to settle the Committed Facility

MiX Telematics also has the CFC Overdraft Facility with Standard Bank. The CFC Overdraft Facility entitles MiX Telematics to utilize a maximum amount of R70.0 million (the equivalent of $3.8 million as of June 30, 2024). The CFC Overdraft Facility bears interest at the South African prime interest rate less 1.2% per annum. As of June 30, 2024, $0.6 million of the CFC Overdraft Facility was utilized.

There is a suretyship agreement entered into with Standard Bank providing that MiX Telematics and only one subsidiary being MiX Telematics International (Pty) Ltd, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of MiX Telematics and MiX Telematics International to Standard Bank.

As a result of global supply chain disruptions, the conflicts between Russia and Ukraine and between Israel and Hamas, rising interest rates, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase the available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under our revolving credit facility.

Capital Requirements

As of June 30, 2024, we had cash and cash equivalents (including restricted cash) of $31.4 million and working capital of $25.0 million compared to cash and cash equivalents (including restricted cash) of $109.7 million and working capital of $126.2 million as of March 31, 2024. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. $85 million in borrowings from RMB that was held in restricted cash at March 31, 2024 was used as the primary source of funds to redeem all outstanding shares of the Series A Preferred Stock on the April 2, 2024 close date of the MiX Combination. The MiX Combination is also expected to be a source of positive cash flow. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities
During the three months ended June 30, 2024, net cash used in operating activities was $7.6 million, compared to net cash used in operating activities of $0.5 million for the same period in 2023. The net cash used in operating activities for the three-months ended June 30, 2024 primarily included non-cash charges of $5.9 million for stock-based compensation, $10.3 million for depreciation and amortization expense, $2.0 million for bad debts expense, $0.9 million for shares issued for transaction bonuses related to the MiX Combination and $0.8 million for ROU asset amortization. Changes in operating assets and liabilities included:
•an increase in inventory, net of reserve of $0.6 million;
•an increase in accounts receivables of $7.0 million;
•an increase in prepaid expenses and other assets of $1.5 million; and
•a decrease in lease liabilities of $0.9 million; offset by
•an increase in accounts payable of $5.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2024 was $19.6 million, compared to net cash used in investing activities of $2.0 million for the same period in 2023. The net cash provided by investing activities was primarily due to $27.5 million in net cash assumed from the MiX Combination, partially offset by $5.6 million for the purchase of fixed assets and $2.3 million for capitalized software development costs. In contrast, the net cash used in investing activities of $2.0 million in the same period in 2023 was primarily for the purchase of fixed assets of $1.0 million and $1.0 million for capitalized software development costs.

Financing Activities

During the three months ended June 30, 2024, net cash used in financing activities was $89.5 million, compared to $0.3 million from financing activities for the same period in 2023. The increase in net cash used in financing activities was primarily due to the repayment of Series A Preferred Stock of $90.3 million following the MiX Combination.

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

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. See Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements” for additional information.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 23 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
a. Disclosure controls and procedures.

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Due to the inherent limitations of controls systems, irrespective of how well controls are designed and operated, not all misstatements may be detected. These inherent limitations include, but are not limited to faulty judgments in decision-making, breakdown in controls can occur because of a simple error or mistake and/or controls can be circumvented by the individual act of persons, by the collusion of two or more people, or by management override of control.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms is defined in Rules 13a-15(f) under the Exchanges Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our internal control over financial reporting. Based on that evaluation, we concluded that, internal control over financial reporting were not effective as of June 30, 2024, due to material weaknesses in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Transition Report on Form 10-KT for the transition period ended March 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the design and operation of controls related to the determination of standalone selling prices, cost capitalized for internal use software software, the accounting for business acquisitions, valuation of goodwill, measurement and valuation of the convertible redeemable preferred stock and the financial statement close process, which includes the information technology general controls in the areas of user access and change management over key information technology systems that support our financial reporting processes, the related process-level information technology dependent manual controls and application controls.

As disclosed in Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements,” we completed the MiX Combination on April 2, 2024. We excluded MiX’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As a result of our integration of the MiX disclosure controls and procedures, certain controls will be evaluated and may be changed. MiX’s total revenues constituted approximately 58% of our consolidated revenues for the three months ended June 30, 2024. MiX’s total assets constituted approximately 38% of our consolidated total assets as of June 30, 2024.

Remediation
As described in “Item 9A. Controls and Procedures” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Transition Report on Form 10-KT for the transition period ended March 31, 2024, we started the implementation of the remediation plan to address the material weaknesses mentioned above, including the material weakness reported for MiX Telematics. The remediation plan includes:

•Investigating and understanding the root causes of the control deficiencies that resulted in the material weaknesses, and will continue to refine the remediation plan in conjunction with the integration of operations, procedures, control processes and information systems.
•Utilizing external resources to support efforts to rework certain control gaps across the various processes in Israel and the United States with identified deficiencies.
•Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports across the group.
•Training of relevant personnel reinforcing existing and/or enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls.

In addition, as part the business combination with MiX Telematics, we are in the process of migrating and integrating the central corporate accounting functions and teams. This integration includes:

•Adopting and implementing the ERP system used by MiX Telematics across the group;
•Evaluating and integrating accounting principles to align and adopt consistent accounting policies and practices;
•Leveraging a larger highly qualified central corporate accounting team;
•Utilizing a more mature internal risk team to coordinate management's efforts to design and implement systems, processes and controls that are documented and widely understood and followed throughout the organization.

Management will continue with the implementation of the remediation plan and will reassess and test the design and operating effectiveness of controls. The material weaknesses will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

b. Changes in internal control over financial reporting.

Except for the controls related to the material weaknesses reported on during Annual Report on Form 10-K for the year ended December 31, 2023 and our Transition Report on Form 10-KT for the transition period ended March 31, 2024 related to the measurement and valuation of the acquired assets and liabilities assumed in connection with the business acquisitions, the annual measurement and valuation of our reporting unit, controls over the financial statement close process, specifically that the primary ERP had ineffective IT general controls in the area of user access and change management over key IT systems that support the financial reporting processes, and the measurement and valuation of the convertible redeemable preferred stock, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2024, we completed the MiX Combination. As part of our ongoing post-transaction activities, we are in the process of planning and rolling out the implementation of the ERP and subscription billing system to certain Powerfleet operations. Furthermore, as part of our integration activities, we expect additional changes to the internal controls over financial reporting as we continue with our integration activities which includes the evaluation, rationalization and standardization of internal controls over financial reporting. While we believe the controls in the post-transaction environment, supported by a uniform ERP system will enhance the internal control environment, there are inherent risks associated to the integration and implementation of a new ERP system. We will continue to evaluate the processes and controls related to the integration and system implementation as well as the assessment of the design adequacy and operating effectiveness of internal control over financial reporting throughout fiscal year 2025.

Other than as described above under “Remediation”, the integration efforts and the implementation of the ERP system, there were no changes to the Company's internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) promulgated under the Exchange Act, during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, we are at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 22 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended March 31, 2024. As of June 30, 2024, there have been no material changes in the risk factors previously disclosed.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended March 31, 2024 are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our share repurchase activity for each month of the quarterly period ended June 30, 2024 (in thousands, except per share data). These shares were withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2024 - April 30, 2024	566	(1)	$5.01	$—	$—
May 1, 2024 - May 31, 2024	—		$—	$—	$—
June 1, 2024 - June 30, 2024	—		$—	$—	$—
	566		$5.01	$—	$—

(1) Represents shares of common stock withheld to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock
Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
10.1	Credit Agreement, dated March 14, 2024, between MiX Telematics and FirstRand Bank Limited acting through Rand Merchant Bank division.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and June 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2023 and 2024; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2023 and 2024 (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERFLEET, INC.

Date: August 28, 2024	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: August 28, 2024	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)