Form 10-Q
period 2024-09-30
Powerfleet, Inc.
filed 2024-11-12
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

N/A
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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 8, 2024 was 132,138,557.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2024	3
Condensed Consolidated Statements of Operations - for the three and six months ended September 30, 2023 and 2024	5
Condensed Consolidated Statements of Comprehensive Loss - for the three and six months ended September 30, 2023 and 2024	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity - for the periods April 1, 2023 through September 30, 2023 and April 1, 2024 through September 30,2024	7
Condensed Consolidated Statements of Cash Flows - for the six months ended September 30, 2023 and 2024	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	53
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	55
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6. Exhibits	59
Signatures	60

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2024 *	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,354	$25,962
Restricted cash	85,310	63,074
Accounts receivables, net of allowance for credit losses of $3,197 and $5,321 as of March 31, 2024 and September 30, 2024, respectively	30,333	64,819
Inventory, net	21,658	23,488
Deferred costs - current	42	13
Prepaid expenses and other current assets	8,091	17,985
Total current assets	169,788	195,341
Fixed assets, net	12,719	51,928
Goodwill	83,487	300,283
Intangible assets, net	19,652	167,320
Right-of-use asset	7,428	9,402
Severance payable fund	3,796	3,864
Deferred tax asset	2,781	3,602
Other assets	9,029	16,595
Total assets	$308,680	$748,335

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$1,951	$35,339
Accounts payable and accrued expenses	34,008	66,098
Deferred revenue - current	5,842	10,447
Lease liability - current	1,789	2,248
Total current liabilities	43,590	114,132
Long-term debt - less current maturities	113,810	111,011
Deferred revenue - less current portion	4,892	4,674
Lease liability - less current portion	5,921	7,713
Accrued severance payable	4,597	4,677
Deferred tax liability	4,465	52,113
Other long-term liabilities	2,496	2,905
Total liabilities	179,771	297,225
Commitments and Contingencies (Note 22)

Convertible redeemable preferred stock: Series A - 100 shares authorized, $0.01 par value; 60 and 0 shares issued and outstanding at March 31, 2024 and September 30, 2024, respectively, at redemption value of $90,273 at March 31, 2024	90,273	—

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—

Common stock; authorized 175,000 shares, $0.01 par value; 38,709 and 109,884 shares issued at March 31, 2024 and September 30, 2024, respectively; shares outstanding, 37,212 and 107,821 at March 31, 2024 and September 30, 2024, respectively	387	1,096
Additional paid-in capital	202,607	641,736
Accumulated deficit	(154,796)	(178,996)
Accumulated other comprehensive loss	(985)	(1,364)
Treasury stock; 1,497 and 2,063 common shares at cost at March 31, 2024 and September 30, 2024, respectively	(8,682)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	38,531	450,954
Non-controlling interest	105	156
Total equity	38,636	451,110

Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$308,680	$748,335

* Derived from audited balance sheet as of March 31, 2024.

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023 (As Restated)	2024	2023	2024
Revenues:
Products	$13,233	$20,293	$24,317	$39,031
Services	21,010	56,725	42,018	113,417
Total revenues	34,243	77,018	66,335	152,448

Cost of revenues:
Cost of products	8,842	13,929	17,392	26,680
Cost of services	8,294	21,746	15,818	44,777
Total cost of revenues	17,136	35,675	33,210	71,457

Gross profit	17,107	41,343	33,125	80,991

Operating expenses:
Selling, general and administrative expenses	17,778	37,335	34,976	92,117
Research and development expenses	2,426	3,435	4,646	6,536
Total operating expenses	20,204	40,770	39,622	98,653

(Loss)/profit from operations	(3,097)	573	(6,497)	(17,662)

Interest income	23	168	45	472
Interest expense	(154)	(4,042)	(327)	(6,733)
Bargain purchase - Movingdots	—	—	283	—
Other (expense)/income, net	(25)	1,674	(25)	1,050

Net loss before income taxes	(3,253)	(1,627)	(6,521)	(22,873)

Income tax expense	(295)	(256)	(289)	(1,309)

Net loss before non-controlling interest	(3,548)	(1,883)	(6,810)	(24,182)
Non-controlling interest	—	(5)	(6)	(18)

Net loss	(3,548)	(1,888)	(6,816)	(24,200)

Accretion of preferred stock	(1,834)	—	(3,606)	—
Preferred stock dividend	(1,128)	—	(2,257)	(25)

Net loss attributable to common stockholders	$(6,510)	$(1,888)	$(12,679)	$(24,225)

Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.02)	$(0.36)	$(0.23)

Weighted average common shares outstanding - basic and diluted	35,653	107,532	35,629	107,335

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023 (As Restated)	2024	2023	2024
Net loss attributable to common stockholders	$(6,510)	$(1,888)	$(12,679)	$(24,225)

Foreign currency translation adjustment	(906)	(797)	(806)	(379)

Total other comprehensive income	(906)	(797)	(806)	(379)

Comprehensive loss	$(7,416)	$(2,685)	$(13,485)	$(24,604)

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net income attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548
Net loss attributable to common stockholders	—	—	—	(1,888)	—	—	—	(1,888)
Net income attributable to non-controlling interest	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	(797)	—	20	(777)
Proceeds from private placement, net of costs to issue common stock	—	—	61,851	—	—	—	—	61,851
Exercise of stock options	243	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,371	—	—	—	—	1,371
Balance as of September 30, 2024	109,884	1,096	641,736	(178,996)	(1,364)	(11,518)	156	451,110

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of March 31, 2023 (As Restated)	37,621	$376	$218,473	$(135,961)	$(1,098)	$(8,554)	$66	$73,302
Net loss attributable to common stockholders (As restated)	—	—	(2,902)	(3,269)	—	—	—	(6,171)
Net income attributable to non-controlling interest	—	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	100	—	(9)	91
Issuance of restricted shares	162	1	(1)	—	—	—	—	—
Forfeiture of restricted shares	(82)	—	—	—	—	—	—	—
Exercise of stock options	16	—	36	—	—	—	—	36
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	852	—	—	—	—	852
Balance as of June 30, 2023 (As restated)	37,717	377	216,458	(139,230)	(998)	(8,558)	63	68,112
Net loss attributable to common stockholders (As restated)	—	—	(2,962)	(3,548)	—	—	—	(6,510)
Foreign currency translation adjustment	—	—	—	—	(906)	—	—	(906)
Issuance of restricted shares	982	10	(10)	—	—	—	—	—
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	1,101	—	—	—	—	1,101
Balance as of September 30, 2023 (As Restated)	38,699	$387	$214,587	$(142,778)	$(1,904)	$(8,648)	$63	$61,707

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net loss	$(6,816)	$(24,200)
Adjustments to reconcile net loss to cash used in operating activities:
Non-controlling interest	6	18
Gain on bargain purchase	(283)	—
Inventory reserve	617	904
Stock based compensation expense	1,953	7,300
Depreciation and amortization	4,807	19,399
Right-of-use assets, non-cash lease expense	1,242	1,515
Derivative mark-to-market adjustment	—	(2,197)
Bad debts expense	933	4,369
Deferred income taxes	285	(283)
Shares issued for transaction bonuses	—	889
Lease termination and modification losses	—	184
Other non-cash items	126	1,522
Changes in operating assets and liabilities:
Accounts receivables	(3,866)	(12,553)
Inventories	(2,023)	955
Prepaid expenses and other current assets	51	(3,009)
Deferred costs	332	(3,619)
Deferred revenue	222	(99)
Accounts payable and accrued expenses	1,498	(71)
Lease liabilities	(1,247)	(1,856)
Accrued severance payable, net	91	40

Net cash used in operating activities	(2,072)	(10,792)

Cash flows from investing activities
Acquisition, net of cash assumed	—	27,531
Proceeds from sale of fixed assets	—	217
Capitalized software development costs	(2,047)	(4,676)
Capital expenditures	(1,441)	(10,454)
Repayment of loan advanced to external parties	—	294

Net cash (used in)/provided by investing activities	(3,488)	12,912

Cash flows from financing activities
Repayment of long-term debt	(2,656)	(978)
Short-term bank debt, net	4,996	9,955
Purchase of treasury stock upon vesting of restricted stock	(94)	(2,836)
Payment of preferred stock dividend and redemption of preferred stock	(2,257)	(90,298)
Proceeds from private placement, net	—	61,851

Proceeds from exercise of stock options, net	36	—
Cash paid on dividends to affiliates	—	(6)

Net cash from/(used in) financing activities	25	(22,312)

Effect of foreign exchange rate changes on cash and cash equivalents	53	(436)
Net decrease in cash and cash equivalents, and restricted cash	(5,482)	(20,628)
Cash and cash equivalents, and restricted cash at beginning of the period	25,089	109,664

Cash and cash equivalents, and restricted cash at end of the period	$19,607	$89,036

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,780	24,354
Restricted cash	309	85,310
Cash and cash equivalents, and restricted cash, at beginning of the period	$25,089	$109,664

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	19,297	25,962
Restricted cash	310	63,074
Cash and cash equivalents, and restricted cash, at end of the period	$19,607	$89,036

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$115	$774
Interest	$538	$6,262

Noncash investing and financing activities:
Common stock issued for transaction bonus	$—	$9
Shares issued in connection with MiX Combination	$—	$362,005

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2024
In thousands (except per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

Powerfleet, Inc. (the “Company” or “Powerfleet”) is a global leader of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies. The Company has a primary listing on The Nasdaq Global Market and a secondary listing on the Main Board of the Johannesburg Stock Exchange.

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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the six months ended September 30, 2024 include the financial results of MiX Telematics and its subsidiaries from the Implementation Date. See Note 3 for additional information.

Basis of Preparation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2024 and September 30, 2024, the consolidated results of its operations for the three- and six-month periods ended September 30, 2023 and 2024, the consolidated change in stockholders’ equity for the three- and six-month periods ended September 30, 2023 and 2024, and the consolidated cash flows for the six-month periods ended September 30, 2023 and 2024. The results of operations for the three- and six-month periods ended September 30, 2024 are not necessarily indicative of the operating results for the full year. On May 8, 2024, the Company’s Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align the Company’s reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year then ended, and the audited consolidated financial statements and related disclosures for the three-month transition period ended March 31, 2024 included in the Company’s Transition Report on Form 10-KT for the period then ended.

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

The correction of the error resulted in reporting the value of the convertible preferred stock including the accretion to the redemption value from the date of original issuance through each balance sheet date applying the interest method. The restatement to non-cash accretion resulted in an increase in the net loss attributable to common stockholders and a decrease in “additional paid-in capital” of $1,604 and $1,667 for the three-month period ended June 30, 2023 and three-month period ended September 30, 2023, respectively. The Company had determined that it was appropriate to restate the financial statements for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). In addition, the Company also corrected other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments. For additional information refer to Note 2 to the financial statements included in the 2023 Annual Report.

Going Concern

As of September 30, 2024, the Company had cash and cash equivalents and restricted cash of $89,036 and working capital of $81,209. The Company’s primary sources of cash are cash flows from sales of products and services, its holdings of cash, cash equivalents and proceeds from the sale of its capital stock and borrowings under its credit facilities. See Note 13 for additional information on the Company’s available credit facilities.

Management believes the Company’s cash, cash equivalents, and restricted cash of $89,036 as of September 30, 2024, in conjunction with cash expected to be generated from the execution of its strategic plan over the next 12 months, and proceeds from the Company’s credit facilities are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (November 12, 2024) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

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

The Company was determined to be the accounting acquirer under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), based on the evaluation of the following facts and circumstances favoring Powerfleet as the accounting acquirer over those supporting MiX Telematics as the accounting acquirer:
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

The preliminary estimated fair value of the consideration transferred for MiX Telematics was $362,005 as of the Implementation Date, which consisted of the following:

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

Preliminary Allocation of Purchase Price

The purchase price was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is primarily attributed to the assembled workforce, expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. Goodwill is not deductible for tax purposes. Goodwill associated with the acquisition has not yet been assigned to the Company’s geographical regions pending finalization of the purchase accounting.

The preliminary allocation of purchase price was as follows (in thousands):

April 2, 2024
Assets acquired:
Cash and cash equivalents	$26,737
Restricted cash	794
Accounts receivable, net	24,250
Inventory, net	4,142
Prepaid expenses and other current assets	8,886
Fixed assets, net	35,587
Intangible assets, net	153,000
Right-of-use asset	3,794
Deferred tax assets	1,093
Other assets	973
Total assets acquired	$259,256

Liabilities assumed:
Short-term bank debt and current maturities of long-term debt	$20,158
Accounts payable and accrued expenses	26,400
Deferred revenue - current	6,394
Lease liability - current	859
Income taxes payable	355
Lease liability - less current portion	2,852
Deferred tax liability	48,725
Other long-term liabilities	484
Total liabilities assumed	$106,227

Total identifiable net assets acquired	$153,029
Non-controlling interest	(5)
Goodwill	216,799
Purchase price consideration	$369,823

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company’s allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at April 2, 2024 becomes available and final valuation and analysis are completed. During the three-month period ended September 30, 2024, the Company recognized an adjustment of $425 against goodwill. In addition, the Company is still in the process of determining the fair value of acquired assets and assumed liabilities, which may also result in adjustments of the provisional amounts recorded. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow (“DCF”) analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

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
	$153,000

Acquisition-Related Expenses

The Company expensed a total of $20,443 of acquisition-related costs in the consolidated statement of operations related to the MiX Combination, of which $152 was expensed in the three-month period ended September 30, 2024 and $14,643 was expensed in the six-month period ended September 30, 2024.

Unaudited Pro Forma Financial Information

The business acquired in the MiX Combination contributed revenue of $43,825 and a net profit of $2,007, after amortization of identified intangibles, for the three-month period ended September 30, 2024 and revenue of $87,514 and a net loss of $4,925 for the six-month period ended September 30, 2024.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at March 31, 2024 consisted of escrow amounts of $85,000 for a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) deposited in escrow for the MiX Combination and cash of $310 held in escrow for purchases from a vendor. Restricted cash at September 30, 2024 consists of cash of $311 held in escrow for purchases from a vendor, cash of $856 held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated) to be used solely for the benefit of its beneficiaries, cash securing guarantees of $56 issued in respect of property lease agreements entered into by MiX Telematics Australasia, and $61,850 held by the Company in accordance with the terms of the Subscription Agreement, dated as of September 18, 2024 (the “Subscription Agreement”), by and among the Company and various accredited investors party thereto (the “Investors”), pursuant to which the Investors purchased from the Company, and the Company agreed to issue to such Investors, an aggregate of 20,000,000 shares of the Company’s common stock at a price per share of $3.50 for aggregate gross proceeds of $70,000 (the “Private Placement”). The Private Placement was consummated on October 1, 2024. See Note 24 - Subsequent Events for additional information on the Private Placement and related transactions.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2024	2023	2024

Products	$13,233	$20,293	$24,317	$39,031
Services	21,010	56,725	42,018	113,417

	$34,243	$77,018	$66,335	$152,448

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2024 and September 30, 2024 (in thousands):

	March 31, 2024	September 30, 2024

Contract Assets:
Deferred contract cost (1)	$2,632	$7,408
Deferred costs - current	$42	$13

Contract Liabilities
Deferred revenue – services (2)	$10,674	$14,153
Deferred revenue – products (2)	60	968

	10,734	15,121
Less: Deferred revenue – current	(5,842)	(10,447)

Deferred revenue – less current portion	$4,892	$4,674

(1) Deferred Contract costs are included in Other assets on the condensed consolidated balance sheets.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended September 30, 2023 and 2024, the Company recognized revenue of $1,416 and $2,499, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the six-month periods ended September 30, 2023 and 2024, the Company recognized revenue of $3,190 and $5,486, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

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

An analysis of the allowance for credit losses for the periods ended September 30, 2023 and 2024 is as follows (in thousands):

	Six Months Ended September 30,
	2023	2024
Allowance for credit losses, March 31	$2,328	$3,197
Current period provision for expected credit losses	933	4,369
Write-offs charged against the allowance	(617)	(2,688)
Foreign currency translation	33	443
Allowance for credit losses, September 30	$2,677	$5,321

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2024	September 30, 2024

Sales-type lease receivables, current	$1,100	$1,135
Prepaid expenses*	2,817	8,021
Contract assets	1,162	—
Tax receivables	125	716
VAT receivable	—	4,303
Sundry debtors	—	3,531
Other current assets	2,887	279

	$8,091	$17,985

*This includes the prepaid portion of total deferred contract assets.

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $538 at March 31, 2024 and $1,330 at September 30, 2024.

Inventories consist of the following (in thousands):

	March 31, 2024	September 30, 2024

Components	$9,403	$11,133
Work in process	49	82
Finished goods, net	12,206	12,273

	$21,658	$23,488

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2024	September 30, 2024

Installed and uninstalled products	$11,030	$50,322
Computer software	11,496	13,042
Computer and electronic equipment	6,179	7,166
Furniture and fixtures	2,361	4,039
Leasehold improvements	1,498	1,447
Plant and equipment	—	365
Assets in progress	—	98
	32,564	76,479
Accumulated depreciation and amortization	(19,845)	(24,551)
	$12,719	$51,928

Depreciation and amortization expense for the three- and six-month periods ended September 30, 2023 was $671 and $1,638, respectively, and for the three- and six- month periods ended September 30, 2024 was $5,227 and $9,976, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2024 and September 30, 2024 (in thousands):

September 30, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9 - 13	$132,264	$(13,171)	$119,093
Trademark and tradename	3 - 15	17,553	(4,625)	12,928
Patents	7 - 11	628	(508)	120
Technology	5 - 7	43,745	(13,912)	29,833
Software to be sold or leased	3 - 6	6,416	(1,235)	5,181
		200,606	(33,451)	167,155

Unamortized:
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$200,771	$(33,451)	$167,320

March 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9 - 12	$19,264	$(8,012)	$11,252
Trademark and tradename	3 - 15	7,553	(3,877)	3,676
Patents	7 - 11	628	(464)	164
Technology	7	10,911	(10,911)	—
Software to be sold or leased	3	5,159	(764)	4,395
		43,515	(24,028)	19,487

Unamortized:
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$43,680	$(24,028)	$19,652

At September 30, 2024, the weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased were 12.8, 12.1, 7.0, 5.0, and 3.0 years, respectively.

Amortization expense for the three- and six-month periods ended September 30, 2023 was $1,813 and $3,169, respectively, and for the three- and six-month periods ended September 30, 2024 was $3,837 and $9,423, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2025 (remaining)	$9,504
2026	22,144
2027	20,630
2028	18,127
2029	14,741
Thereafter	82,009
$167,155

Refer to Note 3 for the change in the carrying amount of goodwill from April 1, 2024 to September 30, 2024 as a result of the MiX Combination.

For the six-month period ended September 30, 2024, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the three-month period ended June 30, 2024, the Company granted options to purchase 375 shares of common stock with time-based vesting conditions.

During the three-month period ended September 30, 2024, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options for the six-month period ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	5,445	13.39	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(50)	3.13	—	—
Outstanding as of September 30, 2024	5,395	13.48	7.46	$2,293

Vested as of September 30, 2024	—	—	—	$—

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the six-month period ended September 30, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	1,979	4.68	—	—
Granted	375	4.31	—	—
Exercised	—	—	—	—
Forfeited	(45)	5.96	—	—
Outstanding as of September 30, 2024	2,309	4.59	6.82	$1,600

Vested as of September 30, 2024	1,972	4.64	6.33	$1,370

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	September 30, 2023	September 30, 2024
Expected volatility	55.6%	60.2%
Expected life of options	6.1	6.5
Risk free interest rate	3.87%	4.23%
Dividend yield	—	—
Weighted-average fair value of options granted during the year	$1.66	$2.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $781 and $1,366 for the three- and six-month periods ended September 30, 2023, respectively, and $627 and $2,444 for the three- and six-month periods ended September 30, 2024, respectively, in connection with awards made under the stock option plans. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination, because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

The fair value of options vested during the six-month periods ended September 30, 2023 and 2024 was $42 and $1,552, respectively. There were no option exercises that occurred during the six-month periods ended September 30, 2023 and 2024.

As of September 30, 2024, there was $883 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.21 years.

As of September 30, 2024, there was $3,021 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.23 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. Some participants have the option to have their shares withheld for their taxes upon vesting. Shares withheld for taxes are treated as a purchase of treasury stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all unvested restricted stock for the six-month period ended September 30, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested, March 31, 2024	1,370	2.68
Granted	54	5.45
Vested	(1,370)	2.68
Forfeited or expired	—	—
Unvested, September 30, 2024	54	5.45

The Company recorded stock-based compensation expenses of $320 and $587 for the three- and six-month periods ended September 30, 2023, respectively, and $125 and $3,220 for the three- and six-month periods ended September 30, 2024, respectively, in connection with restricted stock grants. As of September 30, 2024, there was $183 of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 0.62 years. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that are outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

[C] Stock Appreciation Rights:

In connection with the closing of the MiX Combination, the Company assumed each of MiX Telematics’ share plans. MiX Telematics issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units and stock appreciation rights (“SARs”). On the Implementation Date, the only issued and outstanding equity awards under the LTIP were SARs, and the Company assumed the outstanding SARs in issue. No additional performance shares or restricted share units will be issued or assumed by the Company.

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

The total stock-based compensation expense recognized during the three- and six-month periods ended September 30, 2024 was $637 and $1,600, respectively.

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	—	—
Acquired through MiX Combination	5,740	2.61
Granted	—	—
Exercised	(677)	2.97
Forfeited	(491)	2.42
Outstanding as of September 30, 2024	4,572	2.57	3.16

Vested as of September 30, 2024	1,420	3.08	1.41	$2,710

As of September 30, 2024, there was $6,848 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 3.05 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended September 30, 2023 and 2024 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2024	2023	2024
Basic and diluted loss per share
Net loss attributable to common stockholders	$(6,510)	$(1,888)	$(12,679)	$(24,225)

Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.02)	$(0.36)	$(0.23)

Weighted-average common share outstanding - basic and diluted	35,653	107,532	35,629	107,335

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

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2024	September 30, 2024
Short-term bank debt	$—	$31,968
Current maturities of long-term debt	$1,951	$3,371
Long-term debt - less current maturities	$113,810	$111,011

Short-Term Bank Debt

As of September 30, 2024 short-term debt comprised $31,813 of borrowing facilities and $155 of book overdrafts.

Standard Bank Facility

The Standard Bank facility is in the form of a customer foreign currency account overdraft facility (the “CFC Overdraft Facility”). The CFC Overdraft Facility entitles MiX Telematics to utilize a maximum amount of R70,000 (the equivalent of $4,090 as of September 30, 2024). The CFC Overdraft Facility bears interest at the South African prime interest rate less 1.2% per annum. As of September 30, 2024, the South African prime interest rate was 11.50%. As of September 30, 2024, $0 of the CFC Overdraft Facility was utilized.

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

RMB Facility

On March 7, 2024, as part of the MiX Combination, MiX Telematics and Powerfleet entered into the Facilities Agreement with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $20,451 as at September 30, 2024) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement entered into on March 7, 2024, which is described in more detail below.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of September 30, 2024, $19,728 of the RMB General Facility was utilized.

Hapoalim Debt

As of September 30, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $12,085 under the Hapoalim Revolving Facilities, which are described below.

Long-Term Debt

Hapoalim Debt

In connection with the Pointer acquisition, Powerfleet Israel incurred New Israeli Shekels (“NIS”) denominated debt in term loan borrowings on October 3, 2019 under a Credit Agreement (the “Prior Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Prior Credit Facilities”). The Prior Credit Facilities were scheduled to mature on October 3, 2024.

On March 18, 2024, Powerfleet Israel and Pointer (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “A&R Credit Agreement”), which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (“Hapoalim Facility A” and “Hapoalim Facility B,” respectively, and, collectively, the “Hapoalim Term Facilities”) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (“Hapoalim Facility C” and “Hapoalim Facility D,” respectively, and, collectively, the “Hapoalim Revolving Facilities” and, together with the Hapoalim Term Facilities, the “Hapoalim Credit Facilities”). Powerfleet Israel drew down $30,000 in cash under the Hapoalim Term Facilities on March 18, 2024 and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the Prior Credit Facilities, with the remaining proceeds distributed to Powerfleet. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. As of September 30, 2024, Pointer had utilized $12,085 under the Hapoalim Revolving Facilities. The available undrawn facility balance at September 30, 2024 was $7,915.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at September 30, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as defined in the A&R Credit Agreement, the ratio of each Borrower’s net debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ending September 30, 2024.

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

For the three- and six-month periods ended September 30, 2023, the Company recorded $29 and $64, respectively, of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. For the three-month period ended September 30, 2024, the Company recorded $15 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. For the six-month period ended September 30, 2024, the Company recorded a credit of $15 net of additional deferred costs to the original debt issuance costs and amortization of the original debt issuance costs. The Company recorded charges of $133 and $285 to interest expense on its consolidated statements of operations for the three- and six-month periods ended September 30, 2023, respectively, and $591and $1,246 for the three- and six-month periods ended September 30, 2024, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the RMB Facilities on March 13, 2024, and the proceeds to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems and Movingdots GmbH (“Movingdots”), and there is a security agreement over the shares in Main Street 2000 Proprietary Limited (“MS2000”), I.D. Systems, and Movingdots.

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

The following key assumptions were used in March 31, 2024 and September 30, 2024:

	Facility A	Facility B
Credit spread volatility	50%	35%
Credit spread	4.48%	4.99%
Credit rating	B-	B-
Risk free rate	SOFR spot rate*	SOFR spot rate*

* As of March 31, 2024 and September 30, 2024, the Secured Overnight Financing Rate (SOFR) spot rate was 5.34% and 4.96% respectively.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $113, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $111. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $265, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of

$264. The Prepayment Derivative assets are included in Other assets and their fair values were $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2024 and, $1,536 and $2,887 for RMB Facility A and RMB Facility B, respectively, as of September 30, 2024. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three- and six-month periods ended September 30, 2024, the Company recorded $69 and $146, respectively, of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the three- and six-month periods ended September 30, 2024, the Company recorded interest expense of $1,920 and $3,790, respectively.
Scheduled contractual maturities of the long-term debt as of September 30, 2024 are as follows:

2025 (remaining)	$984
2026	4,923
2027	47,916
2028	5,415
2029	54,316
113,554
Less: Current portion	(3,371)
Plus debt costs and prepayment	828
Total	$111,011

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	September 30, 2024
Accounts payable	$20,025	$41,821
Accrued warranty	1,138	1,523
Accrued compensation	8,956	14,305
Government authorities	3,062	6,439
Other current liabilities	827	2,010

	$34,008	$66,098

The following table summarizes warranty activity for the six months ended September 30, 2023 and 2024 (in thousands):

	Six Months Ended September 30,
	2023	2024
Accrued warranty reserve, beginning of year	$2,255	$2,926
Accrual for product warranties issued	710	242
Product replacements and other warranty expenditures	(210)	(202)
Expiration of warranties ((over)/under warranty accrual)	(141)	15
Acquired through MiX Combination	—	356
Foreign currency translation difference	—	33

Accrued warranty reserve, end of period (1)	$2,614	$3,370

(1) Includes non-current accrued warranty included in other long-term liabilities at September 30, 2023 and 2024 of $1,822 and $1,847, respectively.

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three- and six-month periods ended September 30, 2023, the Company paid dividends in amounts equal to $1,129 and $2,257, respectively, to the holders of the Series A Preferred Stock, and $25 during the six-month period ended September 30, 2024. Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the six-month period ended September 30, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2024	$(985)	$(985)
Net current period change	(379)	(379)

Balance at September 30, 2024	$(1,364)	$(1,364)

The accumulated balances for each classification of other comprehensive loss for the six-month period ended September 30, 2023 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2023	$(1,098)	$(1,098)
Net current period change	(806)	(806)

Balance at September 30, 2023	$(1,904)	$(1,904)

NOTE 17 - SEGMENT INFORMATION

The Company operates in one reportable segment, wireless IoT asset management. The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2024	2023	2024

North America	$20,212	$21,255	$36,977	$42,396
Israel	10,247	11,751	21,152	22,411
Africa	807	24,178	1,670	48,578
Europe and Middle East	430	9,178	1,029	17,043
Other	2,547	10,656	5,507	22,020

	$34,243	$77,018	$66,335	$152,448

	March 31, 2024	September 30, 2024
Long lived assets by geographic region:

North America	$4,083	$8,621
Israel	3,946	2,804
Africa	705	31,031
Europe and Middle East	2,850	4,898
Other	1,135	4,574

	$12,719	$51,928

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2024	2023	2024
Domestic pre-tax book loss	$(4,123)	$(7,136)	$(14,312)	$(23,611)
Foreign pre-tax book income (expense)	870	5,509	7,791	738
Total loss before income taxes	(3,253)	(1,627)	(6,521)	(22,873)
Income tax benefit (expense)	(295)	(256)	(289)	(1,309)
Net loss before non-controlling interest	$(3,548)	$(1,883)	$(6,810)	$(24,182)

Effective tax rate	(9.07)%	(15.73)%	(4.43)%	(5.72)%

For the three- and six-month periods ended September 30, 2023 and 2024, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2024	2023	2024
Short-term lease cost	$119	$228	$238	$435

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended September 30,
	2023	2024
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$856	$1,262
Reduction of right-of-use assets due to MiX Combination (1)	$—	$(933)

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2024
Weighted-average remaining lease term - operating leases (in years) (1)	3.28
Weighted-average discount rate	7.6%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2024 are as follows (in thousands):

October 2024 - March 2025	$2,331
2026	3,260
2027	2,012
2028	1,319
2029	1,114
Thereafter	1,420
Total lease payments	11,456
Less: Imputed interest	(1,495)
Present value of lease payments	$9,961

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

	March 31, 2024		September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to external parties	$475	$475	$209	$209

Debt	$115,761	$116,278	$146,349	$150,420

Prepayment derivative	$2,226	$2,226	$4,423	$4,423

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three- and six-month periods ended September 30, 2023 and 2024, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in various litigation matters involving claims incidental to its business and acquisitions, including employment matters, acquisition-related claims, patent infringement and contractual matters, among other issues. While the outcome of any such litigation matters cannot be predicted with certainty, management currently believes that the outcome of these proceedings, including the matters described below, either individually or in the aggregate, will not have a material adverse effect on its business, results of operations or financial condition. The Company records reserves related to legal matters when losses related to such litigation or contingencies are both probable and reasonably estimable.

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $195 plus $1,055 of interest and penalty, totaling $1,347 as of March 31, 2024 and $1,250 as of September 30, 2024. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $11,770 as of September 30, 2024. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $204. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties or certain base connections not being maintained over the term of such agreement. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2024 and September 30, 2024 was $841 and $791, respectively. No loss is considered probable under this arrangement.

On August 30, 2024, Fleet Connect Solutions LLC (“Fleet Connect”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of a number of Fleet Connect’s patents. The Company filed an answer to Fleet Connect’s complaint on November 8, 2024, denying the claims together with counterclaims to invalidate Fleet Connect’s patents. The Company simultaneously filed a Section 101 motion seeking to invalidate some of the patents. The Company is evaluating the claims with patent counsel, however based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

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

NOTE 24 - SUBSEQUENT EVENTS

Business Combination

On October 1, 2024, the Company consummated the acquisition of Fleet Complete (as defined below) contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (as amended, the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc. and a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”). The foregoing transactions are hereinafter referred to as the “FC Acquisition.”.

Pursuant to the terms the Purchase Agreement, the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”), in exchange for payment by the Purchasers of an aggregate purchase price of $200 million, subject to certain customary working capital and other adjustments as described in the Purchase Agreement (as adjusted, the “Purchase Price”).

$15 million of the Purchase Price payable in the FC Acquisition was satisfied by the issuance of 4,285,714 shares of the Company’s common stock to an existing indirect shareholder of Fleet Complete, with the remainder paid in cash. $60 million of the cash portion of the Purchase Price was funded by the Private Placement, as described below, and $125 million of the cash portion of the Purchase Price was funded with a senior secured term loan facility provided by RMB, as described below. $3.85 million of the Purchase Price has been placed into escrow to secure purchase price adjustment payment obligations under the Purchase Agreement and certain tax liabilities.

Concurrently with the closing of the FC Acquisition, on October 1, 2024, the Company consummated the Private Placement. $60 million of such gross proceeds funded a portion of the Purchase Price with the remaining $10 million in proceeds expected to be used by the Company for working capital and general corporate purposes. $62 million, net of costs, was received by September 30, 2024, with the remaining $8 million received on October 1, 2024.

Given the proximity between the transaction close date and the Company’s Quarterly Report on Form 10-Q, the preliminary purchase price allocation has not yet been completed. Management expects to complete the purchase price allocation in the third quarter of the 2025 fiscal year.

RMB Term Facility

On September 27, 2024, the Company, together with I.D. Systems and Movingdots, each a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with RMB, pursuant to which RMB agreed to provide the Company with a term loan facility in an aggregate principal amount of $125 million (the “New RMB Term Facility”). The Company drew down the full amount of the New RMB Term Facility on October 1, 2024, and used the proceeds to pay a portion of the Purchase Price, as described above.

The Company’s obligations under the New RMB Term Facility are guaranteed, on a joint and several basis, by the Company, I.D. Systems and Movingdots. The New RMB Term Facility is secured by a first priority security interest over the entire share capital of I.D. Systems, Movingdots, MS2000 and Canadian SPV, each a wholly owned subsidiary of the Company. No other assets of the Company will serve as collateral under the New RMB Term Facility.

The New RMB Term Facility is repayable on October 31, 2029.

The New RMB Term Facility may be voluntarily prepaid at any time upon prior written notice, in whole or in part, subject to payment of a refinancing fee equal to (i) 2% of the amount prepaid if such prepayment occurs before October 1, 2025, or (ii) 1% of the amount prepaid if such prepayment occurs on or after October 1, 2025, but before October 1, 2026. No refinancing fee is payable if prepayment occurs on or after October 1, 2026. If voluntary prepayments are made in part, they must be made in minimum amounts of $5 million in integral multiples of $1 million. In addition, the Facility Agreement provides for certain customary mandatory prepayment requirements.

In the event of any prepayment during a quarterly interest period the Company is also required to pay, or receive from, RMB an amount, such that RMB would be in the same economic position for that interest period had the prepayment only occurred at the end of such period. The amount payable or receivable will be calculated relative to the interest that RMB would be able to obtain by placing the amount prepaid on deposit with a leading bank in the London interbank market for a period from the prepayment until the end of such interest period.

The New RMB Term Facility bears interest at 5% per annum (or 7%, if an event of default is occurring), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly on March 31, June 30, September 30, and December 31 each year, and on October 31, 2029.

The Company paid a non-refundable deal structuring fee of $1.25 million to RMB on October 1, 2024.

The Company may be required to make certain indemnity-type payments to RMB should RMB’s returns on the New RMB Term Facility be lower than those envisaged, for example due to changes in tax implications and increased costs of servicing the facility.

The Facility Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs. The Facility Agreement also includes representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Facility Agreement may result in all outstanding indebtedness under the New RMB Term Facility becoming immediately due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations. Amounts throughout this discussion and analysis for our unaudited interim condensed consolidated statements for the three- and six-month periods ended September 30, 2023 have been restated to reflect the impact of the restatement as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: the ability to recognize the anticipated benefit of the MiX Combination and the FC Acquisition; the possibility that we may not be able to integrate successfully the businesses, operations and employees of MiX Telematics and Fleet Complete; the ability of our supply chain to deliver certain key components; changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; our ability to secure our information technology systems against breaches; the effects of competition from a wide variety of local, regional, national and other providers of wireless solutions; our ability to navigate the international political, economic and geographic landscape; future economic and business conditions, including the conflict between Israel and Hamas; the failure of the markets for our products to continue to develop; our inability to adequately protect our intellectual property; changes in laws and regulations or changes in generally accepted accounting policies, rules and practices; and other risks detailed from time to time in our filings with the Securities and

Exchange Commission (the “SEC”), including our Transition Report on Form 10-KT for the period ended March 31, 2024 (the “Form 10-KT”).

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

The consolidated financial statements as of and for the three- and six-month periods ended September 30, 2024 include the financial results of MiX Telematics and its subsidiaries from the closing date of the MiX Combination. See Note 3, “Acquisition” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information. No operating results for MiX Telematics are included in the comparative period for the three- and six-month periods ended September 30, 2023.

On May 8, 2024, our Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align our reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. This decision was already being considered by Powerfleet executives before the MiX Combination, as part of a broader finance transformation initiative, which includes shifting and outsourcing back-office functions (including central corporate accounting) from the United States to a more cost-effective solution in South Africa. The decision was also driven by aligning the fiscal year with the close of the MiX Combination for investors and aligning the timing of audit work with the winter months in South Africa to help attract and retain accounting talent.

On October 1, 2024, we consummated the FC Acquisition, pursuant to which we acquired Fleet Complete. Fleet Complete is a leading provider of essential fleet, asset, and mobile workforce management solutions across North America, Australia, and Europe. A majority of Fleet Complete’s revenue is generated through strong distribution partnerships with major international telecommunications providers and market-leading original equipment manufacturer (“OEM”) partners. See Note 24, “Subsequent Events” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information.

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

Our patented technologies are a proven solution for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, MiX by Powerfleet, and Fleet Complete.

We have an established history of IoT device development and innovation creating devices that can withstand harsh and rugged environments. With 51 patents and patent applications and over 25 years’ experience, we believe we are well positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

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

Growth Strategy

As a leading global provider of IoT SaaS solutions for high-value enterprise assets, our objective is to drive optimized operations and create safer environments. During the quarter ended March 31, 2023, we began to consolidate and augment many of our existing capabilities on a single customer software platform branded as “Unity.” We have designed our Unity platform to enable rapid and deep integration with IoT devices and third-party business systems to a highly scalable data pipeline that powers artificial intelligence-driven insights to help companies save lives, time, and money. Unity is an increasingly important initiative to meet our objective of becoming a leading global provider of IoT SaaS solutions for high-value enterprise assets to drive optimized operations and create safer environments. To achieve this goal, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

•focusing our business solutions by vertical markets and go to market strategies to each market;
•positioning ourselves as an innovative thought leader;
•maintaining a world class sales and marketing team;
•identifying, seizing, and managing revenue opportunities;
•expanding our customer base, achieving wider market penetration and educating customers with mixed assets in their organization about our other applications, including new solutions available as a result of our transactions with MiX Telematics and Fleet Complete;
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

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $179.0 million as of September 30, 2024.

Management believes our cash and cash equivalents and restricted cash of $89.0 million ($61.9 million of proceeds from the Private Placement, net of costs to issue common stock, was held in restricted cash at September 30, 2024, and subsequently used for the FC Acquisition on October 1, 2024) as of September 30, 2024 in conjunction with the debt proceeds from our lenders, plus cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements (November 12, 2024) and service our outstanding obligations.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in the Form 10-KT.

Critical Accounting Policies

For the three- and six-month periods ended September 30, 2024, there were no significant changes to our critical accounting policies as identified in the Form 10-KT.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023 (As Restated)	2024	2023	2024

Revenues:
Products	38.6%	26.3%	36.7%	25.6%
Services	61.4%	73.7%	63.3%	74.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	25.8%	18.1%	26.2%	17.5%
Cost of services	24.2%	28.2%	23.8%	29.4%
Total cost of revenues	50.0%	46.3%	50.1%	46.9%

Gross profit	50.0%	53.7%	49.9%	53.1%

Operating expenses:
Selling, general and administrative expenses	51.9%	48.5%	52.7%	60.4%
Research and development expenses	7.1%	4.5%	7.0%	4.3%
Total operating expenses	59.0%	52.9%	59.7%	64.7%

(Loss)/profit from operations	(9.0)%	0.7%	(9.8)%	(11.6)%

Interest income	0.1%	0.2%	0.1%	0.3%
Interest expense	(0.4)%	(5.2)%	(0.5)%	(4.4)%
Bargain purchase - Movingdots	—%	—%	0.4%	—%
Other (expense)/income, net	(0.1)%	2.2%	—%	0.7%

Net loss before income taxes	(9.5)%	(2.1)%	(9.8)%	(15.0)%

Income tax expense	(0.9)%	(0.3)%	(0.4)%	(0.9)%

Net loss before non-controlling interest	(10.4)%	(2.4)%	(10.3)%	(15.9)%
Non-controlling interest	—%	—%	—%	—%

Net loss	(10.4)%	(2.5)%	(10.3)%	(15.9)%

Accretion of preferred stock	(5.4)%	—%	(5.4)%	—%
Preferred stock dividend	(3.3)%	—%	(3.4)%	(0.0)%

Net loss attributable to common stockholders	(19.0)%	(2.5)%	(19.1)%	(15.9)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

REVENUES. Revenues increased by $42.8 million, or 124.9%, to $77.0 million in the three months ended September 30, 2024, from $34.2 million in the same period in 2023.

Revenues from products increased by $7.1 million, or 53.4%, to $20.3 million in the three months ended September 30, 2024, from $13.2 million in the same period in 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired which contributed $8.9 million in product revenues for the three months ended September 30, 2024, offset by lower demand from logistics customers in North America.

Revenues from services increased by $35.7 million, or 170.0%, to $56.7 million in the three months ended September 30, 2024 from $21.0 million in the same period in 2023. The increase in services revenues was principally due to the MiX Telematics business acquired which contributed $34.9 million in service revenues for the three months ended September 30, 2024.

COST OF REVENUES. Cost of revenues increased by $18.5 million, or 108.2%, to $35.7 million in the three months ended September 30, 2024, from $17.1 million for the same period in 2023. The MiX Telematics business acquired contributed $17.5 million to cost of revenues for the three months ended September 30, 2024. Gross profit was $41.3 million in the three months ended September 30, 2024, compared to $17.1 million for the same period in 2023. As a percentage of revenues, gross profit increased to 53.7% in the three months ended September 30, 2024 from 50.0% in the same period in 2023.

Cost of products increased by $5.1 million, or 57.5%, to $13.9 million in the three months ended September 30, 2024, from $8.8 million in the same period in 2023. Gross profit for products was $6.4 million in the three months ended September 30, 2024, compared to $4.4 million in the same period in 2023. As a percentage of product revenues, gross profit decreased to 31.4% in the three months ended September 30, 2024 from 33.2% in the same period in 2023. The decrease in gross profit as a percentage of product revenues was principally due to inventory write offs from product line rationalization following the MiX Combination.

Cost of services increased by $13.5 million, or 162.2%, to $21.7 million in the three months ended September 30, 2024, from $8.3 million in the same period in 2023. The MiX Telematics business acquired contributed $12.6 million to cost of services for the three months ended September 30, 2024. Gross profit for services was $35.0 million in the three months ended September 30, 2024, compared to $12.7 million in the same period in 2023. As a percentage of service revenues, gross profit increased to 61.7% in the three months ended September 30, 2024 from 60.5% in the same period in 2023, as a result of the contribution from the MiX Telematics business acquired.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $19.6 million, or 110.0%, to $37.3 million in the three months ended September 30, 2024, compared to $17.8 million in the same period in 2023, principally due to the MiX Telematics business acquired which contributed $18.1 million of SG&A expenses (excluding one-time costs), $1.4 million in acquisition-related expenses and $1.1 million in restructuring costs for the three months ended September 30, 2024. As a percentage of revenues, SG&A expenses, excluding $3.9 million in one-time transaction costs and restructuring costs, decreased to 43.4% in the three months ended September 30, 2024, from 51.9% in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by $1.0 million, or 41.6%, to $3.4 million in the three months ended September 30, 2024, compared to $2.4 million in the same period in 2023, principally due to $1.5 million incurred by the MiX Telematics business post-transaction. As a percentage of revenues, R&D expenses decreased to 4.5% in the three months ended September 30, 2024, from 7.1% in the same period in 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $1.9 million, or $(0.02) per basic and diluted share, for the three months ended September 30, 2024, as compared to net loss of $6.5 million, or $(0.18) per basic and diluted share, for the same period in 2023. The net loss was primarily the result of $1.4 million in one-time transaction costs, $1.4 million in integration-related costs, $1.1 million in restructuring costs, and $1.2 million from the commencement of amortization of MiX Telematics acquisition-related intangibles, partially offset by $2.2 million gain in other income from the derivative mark-to-market adjustment.

Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023

REVENUES. Revenues increased by $86.1 million, or 129.8%, to $152.4 million in the six months ended September 30, 2024, from $66.3 million in the same period in 2023.

Revenues from products increased by $14.7 million, or 60.5%, to $39.0 million in the six months ended September 30, 2024, from $24.3 million in the same period in 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired which contributed $17.7 million in product revenues for the six months ended September 30, 2024, offset by lower demand from logistics customers in North America.

Revenues from services increased by $71.4 million, or 169.9%, to $113.4 million in the six months ended September 30, 2024, from $42.0 million in the same period in 2023. The increase in services revenues was principally due to the MiX Telematics business acquired which contributed $69.8 million in service revenues for the six months ended September 30, 2024.

COST OF REVENUES. Cost of revenues increased by $38.2 million, or 115.2%, to $71.5 million in the six months ended September 30, 2024, from $33.2 million for the same period in 2023. The MiX Telematics acquired business contributed $36.9 million to cost of revenues for the six months ended September 30, 2024. Gross profit was $81.0 million in the six months ended September 30, 2024, compared to $33.1 million for the same period in 2023. As a percentage of revenues, gross profit increased to 53.1% in the six months ended September 30, 2024 from 49.9% in the same period in 2023.

Cost of products increased by $9.3 million, or 53.4%, to $26.7 million in the six months ended September 30, 2024, from $17.4 million in the same period in 2023. Gross profit for products was $12.4 million in the six months ended September 30, 2024, compared to $6.9 million in the same period in 2023. As a percentage of product revenues, gross profit increased to 31.6% in the six months ended September 30, 2024 from 28.5% in the same period in 2023. The increase in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by higher margin product lines including in warehouse solutions.

Cost of services increased by $29.0 million, or 183.1%, to $44.8 million in the six months ended September 30, 2024, from $15.8 million in the same period in 2023. The MiX Telematics acquired business contributed $24.9 million to cost of services for the six months ended September 30, 2024. Gross profit for services was $68.6 million in the six months ended September 30, 2024, compared to $26.2 million in the same period in 2023. As a percentage of service revenues, gross profit decreased to 60.5% in the six months ended September 30, 2024 from 62.4% in the same period in 2023. The decrease in gross profit as a percentage of revenues was mainly due to the commencement of amortization of MiX Telematics acquisition-related intangibles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $57.1 million, or 163.4%, to $92.1 million in the six months ended September 30, 2024, compared to $35.0 million in the same period in 2023, principally due to the MiX Telematics business acquired which contributed $35.4 million of SG&A expenses (excluding one-time costs), $17.3 million in acquisition-related expenses, $4.7 million in accelerated stock-based compensation costs and $2.3 million in restructuring costs for the six months ended September 30, 2024. As a percentage of revenues, SG&A expenses, excluding $24.3 million in one-time transaction, restructuring and accelerated stock-based compensation costs, decreased to 44.5% in the six months ended September 30, 2024, from 52.7% in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by $1.9 million, or 40.7%, to $6.5 million in the six months ended September 30, 2024, compared to $4.6 million in the same period in 2023, principally due to $2.9 million incurred by the MiX Telematics business post-transaction. As a percentage of revenues, R&D expenses decreased to 4.3% in the six months ended September 30, 2024, from 7.0% in the same period in 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $24.2 million, or $(0.23) per basic and diluted share, for the six months ended September 30, 2024, as compared to net loss of $12.7 million, or $(0.36) per basic and diluted share, for the same period in 2023. The net loss was primarily the result of $15.6 million in one-time transaction costs, $1.7 million in integration-related costs, $2.3 million in restructuring costs, $4.7 million in accelerated stock-based compensation costs and $4.2 million from the commencement of amortization of MiX Telematics acquisition-related intangibles, partially offset by $2.2 million gain in other income from the derivative mark-to-market adjustment.

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
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend and accretion, interest expense (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency gains/losses, restructuring-related expenses, gain on bargain purchase (Movingdots), derivative mark-to market adjustment and acquisition-related expenses.
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

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2023 (As Restated)	2024	2023	2024
	(In thousands)
Net loss attributable to common stockholders	$(6,510)	$(1,888)	$(12,679)	$(24,225)
Non-controlling interest	—	5	6	18
Preferred stock dividend and accretion	2,962	—	5,863	25
Interest expense, net	131	3,345	588	6,261
Income tax expense	295	256	289	1,309
Depreciation and amortization	2,485	9,064	4,807	19,399
Stock-based compensation	1,101	1,371	1,953	7,300
Foreign currency (gains)/losses	(49)	636	(411)	745
Restructuring-related expenses	142	1,069	567	2,267
Gain on bargain purchase - Movingdots	—	—	(283)	—
Derivative mark-to-market adjustment	—	(2,197)	—	(2,197)
Acquisition-related expenses	1,232	1,406	1,455	15,571
Integration-related expenses	—	1,410	—	1,739
Adjusted EBITDA	$1,789	$14,477	$2,155	$28,212
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

On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Hapoalim Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to us. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. As of September 30, 2024, Powerfleet Israel had utilized approximately $12.1 million under the Hapoalim Revolving Facilities.

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

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at September 30, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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
.
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

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of September 30, 2024, $19,728 of the RMB General Facility was utilized.

MiX Telematics also has the CFC Overdraft Facility with Standard Bank. The CFC Overdraft Facility entitles MiX Telematics to utilize a maximum amount of R70.0 million (the equivalent of $4.1 million as of September 30, 2024). The CFC Overdraft Facility bears interest at the South African prime interest rate less 1.2% per annum. As of September 30, 2024, the CFC Overdraft Facility was not utilized.

There is a suretyship agreement entered into with Standard Bank providing that MiX Telematics and only one subsidiary being MiX Telematics International (Pty) Ltd, binds themselves as surety(ies) and co-principal debtor(s) for the payment, when due, of all the present and future debts of any kind of MiX Telematics and MiX Telematics International to Standard Bank.

On September 27, 2024, we entered into the Facility Agreement with RMB, pursuant to which RMB agreed to provide us with the New RMB Term Facility in an aggregate principal amount of $125 million. On October 1, 2024, we drew down $125 million in cash under the New RMB Term Facility to pay a portion of the Purchase Price for the FC Acquisition. Interest is payable quarterly in arrears at an interest rate of 5% per annum plus the applicable term SOFR reference rate. The principal is repayable in one installment on October 31, 2029.

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

Capital Requirements

As of September 30, 2024, we had cash and cash equivalents (including restricted cash) of $89.0 million and working capital of $81.2 million compared to cash and cash equivalents (including restricted cash) of $109.7 million and working capital of $126.2 million as of March 31, 2024. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. $61.9 million of proceeds from the Private Placement, net of costs to issue common stock, was held in restricted cash at September 30, 2024, which was used for the FC Acquisition on October 1, 2024. The FC Acquisition is

also expected to be a source of positive cash flow, together with the MiX Combination completed on April 2, 2024. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities
During the six months ended September 30, 2024, net cash used in operating activities was $10.8 million, compared to net cash used in operating activities of $2.1 million for the same period in 2023. The net cash used in operating activities for the six months ended September 30, 2024 primarily included non-cash charges of $7.3 million for stock-based compensation, $19.4 million for depreciation and amortization expense, $4.4 million for bad debts expense, $0.9 million for shares issued for transaction bonuses related to the MiX Combination and $1.5 million for ROU asset amortization. Changes in operating assets and liabilities included:
•an increase in accounts receivables of $12.6 million;
•an increase in prepaid expenses and other assets of $3.0 million;
•an increase in deferred costs of $3.6 million; offset by
•an decrease in accounts payable of $0.1 million;
•a decrease in lease liabilities of $1.9 million; and
•a decrease in inventory, net of reserve of $1.0 million.

Investing Activities

Net cash provided by investing activities for the six months ended September 30, 2024 was $12.9 million, compared to net cash used in investing activities of $3.5 million for the same period in 2023. The net cash provided by investing activities was primarily due to $27.5 million in net cash assumed from the MiX Combination, partially offset by $10.5 million for the purchase of fixed assets and $4.7 million for capitalized software development costs. The net cash used in investing activities of $3.5 million in the same period in 2023 was primarily for the purchase of fixed assets of $1.4 million and $2.0 million for capitalized software development costs.

Financing Activities

During the six months ended September 30, 2024, net cash used in financing activities was $22.3 million, compared to a neutral position from financing activities for the same period in 2023. The cash used in financing activities was primarily due to the repayment of Series A Preferred Stock of $90.3 million following the MiX Combination, partially offset by $61.9 million received from the Private Placement, less costs, related to the FC Acquisition and $10.0 million received from short-term bank debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Inflation and other macroeconomic conditions in the United States have resulted in higher costs of raw materials, freight, and labor, which has impacted our operating costs. In addition, we operate in several emerging market economies that are particularly vulnerable to the impact of inflationary pressures that could materially and adversely impact our operations in the foreseeable future.

Business Acquisitions

In addition to focusing on our core applications, we adapt our systems to meet our customers’ broader asset management needs and seek opportunities to expand our solution offerings through strategic acquisitions.

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. See Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information.

On October 1, 2024, we consummated the FC Acquisition, pursuant to which Fleet Complete became our wholly owned subsidiary. See Note 24, “Subsequent Events” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our internal control over financial reporting. Based on that evaluation, we concluded that, internal control over financial reporting were not effective as of September 30, 2024, due to material weaknesses in our internal control over financial reporting as disclosed in the 2023 Annual Report and the Form 10-KT.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the design and operation of controls related to the determination of standalone selling prices, cost capitalized for internal use software, the accounting for business acquisitions, valuation of goodwill, measurement and valuation of the convertible redeemable preferred stock and the financial statement close process, which includes the information technology general controls in the areas of user access and change management over key information technology systems that support our financial reporting processes, the related process-level information technology dependent manual controls and application controls.

As disclosed in Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements (Unaudited),” we completed the MiX Combination on April 2, 2024. We excluded MiX Telematics’ disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the SEC that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition. As a result of our integration of MiX Telematics’ disclosure controls and procedures, certain controls will be evaluated and may be changed. MiX Telematics’ total revenues constituted approximately 57% of our consolidated revenues for the six months ended September 30, 2024. MiX Telematics’ total assets constituted approximately 35% of our consolidated total assets as of September 30, 2024.

As disclosed in Note 24, “Subsequent Events,” in Part I, Item 1, “Financial Statements (Unaudited),” we completed the FC Acquisition on October 1, 2024. Fleet Complete’s disclosure controls and procedures will be excluded from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the SEC that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.

Remediation

As described in “Item 9A. Controls and Procedures” in Part II of the 2023 Annual Report and the Form 10-KT, we started the implementation of the remediation plan to address the material weaknesses mentioned above, including the material weakness reported for MiX Telematics. The remediation plan includes:

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

•Adopting and implementing a standardized ERP system to be used across the company;
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

Except for the controls related to the material weaknesses reported in the 2023 Annual Report and the Form 10-KT related to the measurement and valuation of the acquired assets and liabilities assumed in connection with the business acquisitions, the annual measurement and valuation of our reporting unit, controls over the financial statement close process, specifically that the primary ERP had ineffective IT general controls in the area of user access and change management over key IT systems that support the financial reporting processes, and the measurement and valuation of the convertible redeemable preferred stock, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2024, we completed the MiX Combination. As part of our ongoing post-transaction activities, we continue the process of planning and rolling out the implementation of the ERP and subscription billing system to certain Powerfleet operations. Furthermore, as part of our integration activities, we expect additional changes to the internal control over financial reporting as we continue with our integration activities, which include the evaluation, rationalization and standardization of internal control over financial reporting. While we believe the controls in the post-transaction environment, supported by a uniform ERP system, will enhance the internal control environment, there are inherent risks associated to the integration and implementation of a new ERP system. We will continue to evaluate the processes and controls related to the integration and system implementation, as well as the assessment of the design adequacy and operating effectiveness of internal control over financial reporting throughout fiscal year 2025.

Other than as described above under “Remediation”, the integration efforts and the implementation of the ERP system, there were no changes to the Company's internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) promulgated under the Exchange Act, during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, we are at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 22 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in the Form 10-KT. As of September 30, 2024, there have been no material changes to the risk factors previously disclosed, other than as set forth below.

We may not realize the anticipated benefits and cost savings of the MiX Combination and FC Acquisition.
The success of the MiX Combination and the FC Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses. Our ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:
•the parties’ ability to successfully combine their respective businesses;
•the risk that the combined businesses will not perform as expected;
•the extent to which the parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between the companies and leveraging scale, and creating value resulting from the combination of the three businesses;
•the possibility that the aggregate consideration being paid for MiX Telematics and Fleet Complete is greater than the value we will derive from the MiX Combination and the FC Acquisition;
•the possibility that the combined company will not achieve the unlevered free cash flow that the parties have projected;
•the incurrence of additional indebtedness in connection with the MiX Combination and the FC Acquisition and the resulting limitations placed on the combined company’s operations; and
•the assumption of known and unknown liabilities of MiX Telematics and Fleet Complete, including potential tax and employee-related liabilities.
If we are not able to successfully integrate the businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies operational efficiencies and other benefits of the MiX Combination and the FC Acquisition may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.
Integrating our, MiX Telematics’ and Fleet Complete’s businesses may be more difficult, time-consuming or costly than expected.
We and MiX Telematics operated independently prior to completion of the MiX Combination on April 2, 2024, and we, together with MiX Telematics, and Fleet Complete operated independently prior to completion of the FC Acquisition on October 1, 2024. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of our company’s ongoing business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of our company, MiX Telematics and Fleet Complete in order to realize the anticipated benefits of the transactions so that the combined business performs as expected include, among others:
•combining the companies’ separate operational, financial, reporting and corporate functions;
•integrating the companies’ technologies, products and services;
•identifying and eliminating redundant and underperforming operations and assets;
•harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
•addressing possible differences in corporate cultures and management philosophies;
•maintaining employee morale and retaining key management and other employees;
•attracting and recruiting prospective employees;
•consolidating the companies’ corporate, administrative and information technology infrastructure;
•coordinating sales, distribution and marketing efforts;
•managing the movement of certain businesses and positions to different locations;
•maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
•coordinating geographically dispersed organizations; and
•effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of our management and our resources may be focused on the integration of the businesses and diverted from day-to-day business operations, which may disrupt our ongoing business and, consequently, the business of the combined company.
The market price for shares of our common stock may decline as a result of the MiX Combination and the FC Acquisition, including as a result of some of our stockholders adjusting their portfolios.
The market value of our common stock at the time of consummation of each of the MiX Combination and the FC Acquisition varied significantly from the prices of our common stock before the date the respective transaction agreements were executed and the respective closing dates of the transactions. The market price of our common stock may decline if, among other things, the operational cost savings estimates in connection with the integration of our, MiX Telematics’ and Fleet Complete’s business are not realized, or if the costs related to the MiX Combination and FC Acquisition are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the MiX Combination and FC Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the MiX Combination and FC Acquisition on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts.
In addition, sales of our common stock by our stockholders after the completion of the MiX Combination and FC Acquisition may cause the market price of our common stock to decrease. Existing shareholders may decide to sell their shares of our common stock. Certain of our other stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell shares of our common stock. Such sales of our common stock could have the effect of depressing the market price for our common stock.
Any of these events may make it more difficult for us to sell equity or equity-related securities and have an adverse impact on the price of our common stock.
The MiX Combination and the FC Acquisition may not be accretive, and may be dilutive, to the combined company’s earnings per share, which may negatively affect the market price of shares of our common stock.
We currently believe the MiX Combination and the FC Acquisition will result in a number of benefits, including cost savings, operating efficiencies, and stronger demand for our products and services, and that the MiX Combination and FC Acquisition will be accretive to our earnings. This belief is based, in part, on preliminary current estimates that may materially change. In addition, future events and conditions, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the MiX Combination and FC Acquisition, could decrease or delay the accretion that is currently anticipated or could result in dilution. Any dilution of, or decrease in or delay of any accretion to, the combined company’s earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.
These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described under Part I, Item 1A. “Risk Factors” in the Form 10-KT are not the only risks we face. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

In connection with the MiX Combination and the FC Acquisition, we have incurred significant additional indebtedness to finance the redemption of our Series A preferred stock and the acquisition of Fleet Complete.
The closing of debt and/or equity financing in an amount sufficient to provide for the redemption in full in cash of all outstanding shares of the Series A Preferred Stock was a condition to closing the MiX Combination. On March 7, 2024, we, together with certain of our wholly owned subsidiaries, entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide us with the RMB Facilities in an aggregate principal amount of $85 million, the proceeds of which may be used to redeem all the outstanding shares of the Series A Preferred Stock and for general corporate purposes. On March 13, 2024, we drew down all $85 million available under such facilities. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Hapoalim Credit Facilities to redeem in full all of the outstanding shares of the Series A Preferred Stock.

Additionally, on September 27, 2024, we entered into the Facility Agreement with RMB, pursuant to which RMB agreed to provide us with the New RMB Term Facility in an aggregate principal amount of $125 million. On October 1, 2024, we drew down the full amount of the New RMB Term Facility and used the proceeds to pay a portion of the Purchase Price in the FC Acquisition.

The indebtedness we incurred in connection with the MiX Combination and FC Acquisition will have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, to the extent that such indebtedness is subject to floating interest rates, may increase our vulnerability to fluctuations in market interest rates. The increased levels of indebtedness could also reduce funds available to fund efforts to combine our, MiX Telematics’ and Fleet Complete’s businesses and realize expected benefits of the MiX Combination and the FC Acquisition and/or engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for the combined company relative to other companies with lower debt levels.

Fleet Complete derives a significant portion of its revenues from two major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base; however, a significant portion of Fleet Complete’s operating revenues is generated from two major North American telecommunications companies, the loss of one or more of which could have a material adverse effect on our business. Approximately 42% and 44% of Fleet Complete’s revenues during the years ended September 30, 2023 and 2022, respectively, were derived from these two major customers. Loss of business from these customers could have an adverse effect on our business, financial condition and operating results. There is no assurance any of our customers, including these two customers, will continue to utilize our services, renew our existing contracts, or continue to purchase our products and services at the same volume levels.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the quarterly period ended September 30, 2024, no shares were repurchased by the Company.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
2.1
Share Purchase Agreement, dated September 18, 2024, by and among Golden Eagle Topco, LP, the Other Shareholders Party Thereto, Powerfleet, Inc. and Powerfleet Canada Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).†

2.2
Amending Agreement No. 1 (Share Purchase Agreement), dated October 1, 2024, by and between Powerfleet, Inc. and Powerfleet Canada Holdings Inc. and Golden Eagle Topco, LP (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 1, 2024).†

10.1	Powerfleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 17, 2024). ¥
10.2
Facility Agreement, dated September 27, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 1, 2024).†+

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2023 and 2024; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods April 1, 2023 through September 30, 2023 and April 1, 2024 through September 30, 2024 (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
†
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the SEC.

¥	Management contract or compensatory plan or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted. Redacted information is indicated by [***].

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERFLEET, INC.

Date: November 12, 2024	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)