Form 10-Q
period 2024-12-31
Powerfleet, Inc.
filed 2025-02-10
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on February 7, 2025 was 132,509,343.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2024	3
Condensed Consolidated Statements of Operations - for the three and nine months ended December 31, 2023 and 2024	5
Condensed Consolidated Statements of Comprehensive Loss - for the three and nine months ended December 31, 2023 and 2024	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity - for the periods April 1, 2023 through December 31, 2023 and April 1, 2024 through December 31,2024	7
Condensed Consolidated Statements of Cash Flows - for the nine months ended December 31, 2023 and 2024	10
Notes to Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	55
Part II - OTHER INFORMATION	57
Item 1. Legal Proceedings	57
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6. Exhibits	61
Signatures	62

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,354	$33,634
Restricted cash	85,310	5,011
Accounts receivables, net of allowance for credit losses of $3,197 and $5,483 as of March 31, 2024 and December 31, 2024, respectively	30,333	82,167
Inventory, net	21,658	27,985
Deferred costs - current	42	6
Prepaid expenses and other current assets	8,091	25,455
Total current assets	169,788	174,258
Fixed assets, net	12,719	55,257
Goodwill	83,487	374,939
Intangible assets, net	19,652	263,396
Right-of-use asset	7,428	12,308
Severance payable fund	3,796	4,461
Deferred tax asset	2,781	5,766
Other assets	9,029	18,284
Total assets	$308,680	$908,669

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$1,951	$34,596
Accounts payable and accrued expenses	34,008	86,481
Deferred revenue - current	5,842	17,912
Lease liability - current	1,789	4,763
Total current liabilities	43,590	143,752
Long-term debt - less current maturities	113,810	233,750
Deferred revenue - less current portion	4,892	3,949
Lease liability - less current portion	5,921	8,268
Accrued severance payable	4,597	4,906
Deferred tax liability	4,465	52,461
Other long-term liabilities	2,496	3,042
Total liabilities	179,771	450,128
Commitments and Contingencies (Note 22)

Convertible redeemable preferred stock: Series A - 100 shares authorized, $0.01 par value; 60 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2024, respectively, at redemption value of $90,273 at March 31, 2024	90,273	—

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—

Common stock; authorized 175,000 shares, $0.01 par value; 38,709 and 134,556 shares issued at March 31, 2024 and December 31, 2024, respectively; shares outstanding, 37,212 and 132,493 at March 31, 2024 and December 31, 2024, respectively	387	1,339
Additional paid-in capital	202,607	669,492
Accumulated deficit	(154,796)	(193,345)
Accumulated other comprehensive loss	(985)	(7,578)
Treasury stock; 1,497 and 2,063 common shares at cost at March 31, 2024 and December 31, 2024, respectively	(8,682)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	38,531	458,390
Non-controlling interest	105	151
Total equity	38,636	458,541

Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$308,680	$908,669

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
Revenues:
Products	$12,916	$24,687	$37,232	$63,718
Services	21,634	81,742	63,652	195,159
Total revenues	34,550	106,429	100,884	258,877

Cost of revenues:
Cost of products	10,009	17,129	27,402	43,809
Cost of services	7,162	30,517	22,980	75,294
Total cost of revenues	17,171	47,646	50,382	119,103

Gross profit	17,379	58,783	50,502	139,774

Operating expenses:
Selling, general and administrative expenses	19,337	55,405	54,312	147,522
Research and development expenses	2,010	4,621	6,657	11,157
Total operating expenses	21,347	60,026	60,969	158,679

Loss from operations	(3,968)	(1,243)	(10,467)	(18,905)

Interest income	34	359	79	831
Interest expense	(1,138)	(7,942)	(1,466)	(14,675)
Bargain purchase - Movingdots	1,517	—	1,800	—
Other expense, net	(8)	(2,011)	(32)	(961)

Net loss before income taxes	(3,563)	(10,837)	(10,086)	(33,710)

Income tax benefit/(expense)	92	(3,513)	(197)	(4,821)

Net loss before non-controlling interest	(3,471)	(14,350)	(10,283)	(38,531)
Non-controlling interest	(32)	1	(38)	(17)

Net loss	(3,503)	(14,349)	(10,321)	(38,548)

Accretion of preferred stock	(1,878)	—	(5,484)	—
Preferred stock dividend	(1,129)	—	(3,385)	(25)

Net loss attributable to common stockholders	$(6,510)	$(14,349)	$(19,190)	$(38,573)

Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.11)	$(0.54)	$(0.33)

Weighted average common shares outstanding - basic and diluted	35,706	132,189	35,655	115,650

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
Net loss attributable to common stockholders	$(6,510)	$(14,349)	$(19,190)	$(38,573)

Foreign currency translation adjustment	1,288	(6,214)	482	(6,593)

Total other comprehensive income/(loss)	1,288	(6,214)	482	(6,593)

Comprehensive loss	$(5,222)	$(20,563)	$(18,708)	$(45,166)

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net income attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548
Net loss attributable to common stockholders	—	—	—	(1,888)	—	—	—	(1,888)
Net income attributable to non-controlling interest	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	(797)	—	20	(777)
Proceeds from private placement, net of costs to issue common stock	—	—	61,851	—	—	—	—	61,851
Exercise of stock options	243	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,371	—	—	—	—	1,371
Balance as of September 30, 2024	109,884	1,096	641,736	(178,996)	(1,364)	(11,518)	156	451,110
Net loss attributable to common stockholders	—	—	—	(14,349)	—	—	—	(14,349)
Net income attributable to non-controlling interest	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(6,214)	—	(4)	(6,218)

Proceeds from private placement, net of costs to issue common stock	20,000	200	4,408	—	—	—	—	4,608
Shares issued in connection with FC Acquisition	4,286	43	21,300	—	—	—	—	21,343
Exercise of stock options	161	—	910	—	—	—	—	910
Stock based compensation	—	—	1,138	—	—	—	—	1,138
Issue of stock appreciation rights	225	—	—	—	—	—	—	—
Balance as of December 31, 2024	134,556	1,339	669,492	(193,345)	(7,578)	(11,518)	151	458,541

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of March 31, 2023 (As Restated)	37,621	$376	$218,473	$(135,961)	$(1,098)	$(8,554)	$66	$73,302
Net loss attributable to common stockholders (As restated)	—	—	(2,902)	(3,269)	—	—	—	(6,171)
Net income attributable to non-controlling interest	—	—	—	—	—	—	6	6
Foreign currency translation adjustment	—	—	—	—	100	—	(9)	91
Issuance of restricted shares	162	1	(1)	—	—	—	—	—
Forfeiture of restricted shares	(82)	—	—	—	—	—	—	—
Exercise of stock options	16	—	36	—	—	—	—	36
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	852	—	—	—	—	852
Balance as of June 30, 2023 (As restated)	37,717	377	216,458	(139,230)	(998)	(8,558)	63	68,112
Net loss attributable to common stockholders (As restated)	—	—	(2,962)	(3,548)	—	—	—	(6,510)
Foreign currency translation adjustment	—	—	—	—	(906)	—	—	(906)
Issuance of restricted shares	982	10	(10)	—	—	—	—	—
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	1,101	—	—	—	—	1,101
Balance as of September 30, 2023 (As Restated)	38,699	$387	$214,587	$(142,778)	$(1,904)	$(8,648)	$63	$61,707
Net loss attributable to common stockholders	—	—	(3,007)	(3,503)	—	—	—	(6,510)
Net income attributable to non-controlling interest	—	—	—	—	—	—	32	32
Foreign currency translation adjustment	—	—	—	—	1,288	—	7	1,295
Issuance of restricted shares	28	2	(2)	—	—	—	—	—
Forfeiture of restricted shares	(11)	(2)	2	—	—	—	—	—
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1,123	—	—	—	—	1,123
Balance as of December 31, 2023	38,716	387	212,703	(146,281)	(616)	(8,651)	102	57,644

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2023	2024
Cash flows from operating activities
Net loss	$(10,321)	$(38,548)
Adjustments to reconcile net loss to cash provided by/(used in) operating activities:
Non-controlling interest	38	17
Gain on bargain purchase	(1,800)	—
Inventory reserve	1,498	1,571
Stock based compensation expense	3,076	8,438
Depreciation and amortization	7,155	33,042
Right-of-use assets, non-cash lease expense	2,156	4,284
Derivative mark-to-market adjustment	—	(475)
Bad debts expense	1,339	7,229
Deferred income taxes	(378)	676
Shares issued for transaction bonuses	—	889
Lease termination and modification losses	—	232
Other non-cash items	58	727
Changes in operating assets and liabilities:
Accounts receivables	(2,284)	(15,245)
Inventories	(1,506)	2,623
Prepaid expenses and other current assets	876	2,062
Deferred costs	440	(5,124)
Deferred revenue	(292)	1,031
Accounts payable and accrued expenses	4,765	(15,655)
Lease liabilities	(2,157)	(4,098)
Accrued severance payable, net	(21)	(562)

Net cash provided by/(used in) operating activities	2,642	(16,886)

Cash flows from investing activities
Acquisition, net of cash assumed	—	(137,112)
Proceeds from sale of fixed assets	—	256
Capitalized software development costs	(2,949)	(7,310)
Capital expenditures	(2,364)	(16,607)
Repayment of loan advanced to external parties	—	294

Net cash used in investing activities	(5,313)	(160,479)

Cash flows from financing activities
Repayment of long-term debt	(3,079)	(2,140)
Short-term bank debt, net	4,322	11,887
Purchase of treasury stock upon vesting of restricted stock	(97)	(2,836)
Repayment of financing lease	(129)	—
Payment of preferred stock dividend and redemption of preferred stock	(3,385)	(90,298)

Proceeds from private placement, net	—	66,459
Proceeds from long-term debt	—	125,000
Payment of long-term debt costs	—	(1,410)
Proceeds from exercise of stock options, net	36	912
Cash paid on dividends to affiliates	—	(6)

Net cash (used in)/provided by financing activities	(2,332)	107,568

Effect of foreign exchange rate changes on cash and cash equivalents	(754)	(1,222)
Net decrease in cash and cash equivalents, and restricted cash	(5,757)	(71,019)
Cash and cash equivalents, and restricted cash at beginning of the period	25,089	109,664

Cash and cash equivalents, and restricted cash at end of the period	$19,332	$38,645

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,780	24,354
Restricted cash	309	85,310
Cash and cash equivalents, and restricted cash, at beginning of the period	$25,089	$109,664

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	19,022	33,634
Restricted cash	310	5,011
Cash and cash equivalents, and restricted cash, at end of the period	$19,332	$38,645

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$170	$1,052
Interest	$1,273	$11,517

Noncash investing and financing activities:
Common stock issued for transaction bonus	$—	$9
Shares issued in connection with MiX Combination	$—	$362,005
Shares issued in connection with FC Acquisition	$—	$21,343
Value of licensed intellectual property acquired in connection with Movingdots acquisition	$1,517	$—
Preferred stock dividends paid in shares	$1,108	$—

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2024
In thousands (except per share data)
(Unaudited)

NOTE 1 - DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

Description of the Company

Powerfleet, Inc. (the “Company” or “Powerfleet”) is a global leader of Artificial Intelligence-of-Things (“AIoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies. The Company has a primary listing on The Nasdaq Global Market and a secondary listing on the Main Board of the Johannesburg Stock Exchange.

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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the nine months ended December 31, 2024 include the financial results of MiX Telematics and its subsidiaries from the Implementation Date. See Note 3 for additional information.

On October 1, 2024, the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the three months ended December 31, 2024 include the financial results of Fleet Complete and its subsidiaries from October 1, 2024. See Note 3 for additional information.

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2024 and December 31, 2024, the consolidated results of its operations for the three- and nine-month periods ended December 31, 2023 and 2024, the consolidated change in stockholders’ equity for the three- and nine-month periods ended December 31, 2023 and 2024, and the consolidated cash flows for the nine-month periods ended December 31, 2023 and 2024. The results of operations for the three- and nine-month periods ended December 31, 2024 are not necessarily indicative of the operating results for the full year. On May 8, 2024, the Company’s Board of Directors approved a change in our fiscal year end from December 31 to March 31 in order to better align the Company’s reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year then ended, and the audited consolidated financial statements and related disclosures for the three-month transition period ended March 31, 2024 included in the Company’s Transition Report on Form 10-KT for the period then ended.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2023, the Company determined that the accounting for the redemption premium associated with its Series A convertible preferred stock (“Series A Preferred Stock”) resulted in an understatement of “net loss attributable to common stockholders” and “net loss per share attributable to common stockholders” for each period, an understatement of the value of the convertible redeemable preferred stock as of each balance sheet date, and an overstatement of the additional paid-in capital as of each balance sheet date. The required adjustments to correct the redemption value of the calculation of the Series A Preferred Stock and the related accretion of the value of the preferred stock in the consolidated statement of operations included the recording of a non-cash accretion which resulted in an increase in the net loss attributable to common stockholders, an increase in the “convertible redeemable preferred stock”, and a decrease of “additional paid-in capital” for the fiscal years ended December 31, 2021 and 2022 and each of the interim periods during the 2022 and 2023 fiscal years.

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

Going Concern

As of December 31, 2024, the Company had cash and cash equivalents and restricted cash of $38,645 and working capital of $30,506. The Company’s primary sources of cash are cash flows from sales of products and services, its holdings of cash, cash equivalents and proceeds from the sale of its capital stock and borrowings under its credit facilities. See Note 13 for additional information on the Company’s available credit facilities.

Management believes the Company’s cash, cash equivalents, and restricted cash of $38,645 as of December 31, 2024, in conjunction with cash expected to be generated from the execution of its strategic plan over the next 12 months, and proceeds from the Company’s credit facilities are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these financial statements (February 10, 2025) and service the Company’s outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee the Company will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to the Company and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, assumptions used in business combinations, allowance for credit losses, income taxes, realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill and long-lived assets, capitalized software development costs, standalone selling prices (“SSP”), valuation of the derivative asset, and market-based stock-based compensation costs. Actual results could differ materially from those estimates and assumptions made.

NOTE 3 - ACQUISITION

MiX Combination

On April 2, 2024, the Company consummated the MiX Combination, pursuant to which Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement in accordance with Sections 114 and 115 of the South African Companies Act, No.

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

The Company was determined to be the accounting acquirer under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), based on the evaluation of the following facts and circumstances favoring Powerfleet as the accounting acquirer over those supporting MiX Telematics as the accounting acquirer:
•The majority of the Company’s board of directors is composed of directors with prior affiliation to the Company. In addition the Company’s Chairperson continued in the role following the MiX Combination;
•Following the MiX Combination the majority of the senior management team, including the Chief Executive Officer, comprised the Company’s senior management team who were already operating in that capacity for the Company prior to the MiX Combination;
•While the voting rights of 65.5% in favor of MiX Telematics is an indicator that MiX Telematics is the acquirer, the Company believes that the weight of the indicator is tempered given that the negotiated premium paid by Powerfleet to MiX Telematics contributed to the relative ownership split, and that, qualitatively, the significant reduction in the carryover MiX Telematics institutional investor base would have reduced the legacy MiX Telematics shareholders’ ability to control the combined entity, particularly in the light of the significant concentration of institutional investors on the Powerfleet side; and
•While no individual or organized group owns a large minority interest in the combined entity, the Company notes that the largest institutional investor following the MiX Combination is an investor of legacy Powerfleet. Additionally, the Company also notes that, immediately following the closing of the MiX Combination, 30% of the approximately 35% of total shares held by shareholders of legacy Powerfleet were concentrated in the Company’s top 20 institutional shareholders, compared to only 9% of the approximately 65% of total shares held by shareholders of legacy MiX Telematics.

The acquisition of MiX Telematics and its business will, among other things:
•create a mobile asset AIoT SaaS organization with significant scale, serving all mobile asset types. The increased scale is expected to enable the combined entity to more efficiently serve its customers and create advantages to compete in an industry characterized by the need for high pace of development and innovation;
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

The estimated fair value of the consideration transferred for MiX Telematics was $369,823 as of the Implementation Date, which consisted of the following:

(in thousands, except for share price and exchange ratio)	April 2, 2024
Number of MiX Telematics ordinary shares outstanding	554,021
Exchange ratio	0.12762
Shares of Powerfleet common stock issued for MiX Telematics ordinary shares outstanding	70,704
Powerfleet stock price*	5.12
Fair value of Powerfleet common stock transferred to MiX Telematics shareholders	362,005
Replacement of acquiree’s equity awards by the acquirer**	7,818
Total fair value of preliminary consideration	369,823

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

The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow (“DCF”) analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair values, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values.

The initial accounting for the business combination is complete at the reporting date. The fair values of the identifiable assets acquired and liabilities assumed are final and therefore, adjustments to them and the resulting goodwill will not occur in future.

Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$10,000	14	years
Developed technology	30,000	5	years
Customer relationships	113,000	13	years
	$153,000

Acquisition-Related Expenses

The Company expensed a total of $20,571 of acquisition-related costs in the consolidated statements of operations related to the MiX Combination, $128 of which was expensed in the three-month period ended December 31, 2024 and $14,771 of which was expensed in the nine-month period ended December 31, 2024.

Unaudited Pro Forma Financial Information

The business acquired in the MiX Combination contributed revenue of $42,818 and a net profit of $1,098 for the three-month period ended December 31, 2024 and revenue of $130,332 and a net loss of $3,827 for the nine-month period ended December 31, 2024.

FC Acquisition

On October 1, 2024 (the “FC Closing Date”), the Company consummated the FC Acquisition, pursuant to which Fleet Complete became an indirect, wholly owned subsidiary of the Company in exchange for payment by the Purchasers of an aggregate purchase price of $190,000, subject to certain customary working capital and other adjustments as described in the Purchase Agreement (as adjusted, the “Purchase Price”).

The FC Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations, with the Company identified as the legal and the accounting acquirer.

The acquisition of Fleet Complete and its business will, among other things:
•strengthen Powerfleet’s North American presence and fuel top-line growth in key international markets, including Europe and Australia. The integration of Fleet Complete’s high-velocity mid-market business with Powerfleet’s enterprise operations creates a balanced and resilient business model across regions, reducing risk and enhancing growth potential;
•open significant cross-selling opportunities through Fleet Complete’s well-established indirect channel relationships, especially with major United States and Canadian telecommunication carriers, offering considerable growth potential; and
•strengthen Powerfleet’s strategic position as a leader in the AIoT SaaS market. The increased scale solidifies Powerfleet’s enhanced competitive position relative to the other largest players in the industry.

The preliminary estimated fair value of the consideration transferred for the FC Acquisition was $189,950 as of the FC Closing Date, which consisted of the following:

(in thousands, except for share price)	October 1, 2024
Shares of Powerfleet common stock issued	4,286
Powerfleet stock price*	4.98
Fair value of Powerfleet common stock transferred	21,343
Cash consideration to former shareholders	16,225
Repayment of Fleet Complete’s existing debt	152,382
Total fair value of preliminary consideration	189,950

* Powerfleet’s closing share price on October 1, 2024.

$60,000 of the cash portion of the Purchase Price was funded by the Private Placement, as described below, and $125,000 of the cash portion of the Purchase Price was funded with a senior secured term loan facility provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), as described in Note 13 below.

Concurrently with the closing of the FC Acquisition, on October 1, 2024, the Company consummated a private placement contemplated by the Subscription Agreement, dated as of September 18, 2024 (the “Subscription Agreement”), by and among the Company and various accredited investors party thereto (the “Investors”), pursuant to which the Investors purchased from the Company, and the Company issued to such Investors, an aggregate of 20,000 shares of the Company’s common stock at a price per share of $3.50 for aggregate gross proceeds of $70,000 (the “Private Placement”). $60,000 of such gross proceeds funded a portion of the Purchase Price with the remaining $10,000 in proceeds expected to be used by the Company for working capital and general corporate purposes. $62,000, net of costs, was received by September 30, 2024, with the remaining $8,000, net of costs, received on October 1, 2024.

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

The preliminary allocation of purchase price was as follows (in thousands):

October 1, 2024
Assets acquired:
Cash and cash equivalents	$3,964
Accounts receivable, net	19,990
Inventory, net	6,598
Prepaid expenses and other current assets	9,144
Fixed assets, net	3,693
Intangible assets, net	101,261
Identifiable intangible assets acquired	99,000
Computer software	2,261
Right-of-use asset	2,823
Deferred tax assets	1,897
Other assets	4,555
Total assets acquired	$153,925

Liabilities assumed:
Accounts payable and accrued expenses	30,857
Deferred revenue - current	3,088
Lease liability - current	2,965
Deferred revenue - less current portion	1,118
Lease liability - less current portion	75
Accrued severance payable	216
Other long-term liabilities	405
Total liabilities assumed	$38,724

Total identifiable net assets acquired	$115,201
Goodwill	74,749
Purchase price consideration	$189,950

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company’s allocation of the preliminary purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at October 1, 2024 becomes available and final valuation and analysis are completed. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used DCF analyses, which represent Level 3 fair value measurements, to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

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

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. Adjustments to initial preliminary fair value of the assets acquired and assumed liabilities during the measurement period until October 1, 2025, will be recorded during the period in which the adjustments are determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed (i.e. the historical reported financial statements will not be retrospectively adjusted).

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

The Company will finalize the purchase price allocation no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$4,000	4.5	years
Developed technology	25,000	5.5	years
Customer relationships	70,000	9.5	years
	$99,000

Acquisition-Related Expenses

The Company expensed a total of $5,299 of acquisition-related costs in the consolidated statements of operations related to the FC Acquisition, $4,032 of which was expensed in the three-month period ended December 31, 2024 and $5,299 of which was expensed in the nine-month period ended December 31, 2024.

Unaudited Pro Forma Financial Information

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $29,937 and a net profit of $838 for the three-month period ended December 31, 2024 and revenue of $90,318 and a net loss of $20,597 for the nine-month period ended December 31, 2024.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at March 31, 2024 consisted of escrow amounts of $85,000 for a facilities agreement (the “Facilities Agreement”) with RMB deposited in escrow for the MiX Combination and cash of $310 held in escrow for purchases from a vendor. Restricted cash at December 31, 2024 consists of cash of $3,855 held in escrow related to the FC Acquisition to secure purchase price adjustment payment obligations under the Purchase Agreement and certain tax liabilities, cash of $310 held in escrow for purchases from a vendor, cash of $794 held by MiX Telematics Enterprise BEE Trust (a VIE which is consolidated) to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia.

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

When another party is involved in providing products or services to the end customer, the Company evaluates the nature of its promise to determine whether it is acting as an agent or principal in the sales transaction. The Company considers itself acting as a principal if it controls the specified products or services before they are transferred to the end customers, otherwise the Company is acting as an agent. The Company determines control as the ability to direct the use of, and obtain substantially all of the remaining benefits from, the products or services. Control includes the ability to prevent others from directing the use of, and obtaining the benefits from, the products or services. Revenue is recognized based on the gross amount of consideration to which the Company expects to be entitled to in exchange for the specified products or services when acting as a principal and is recognized based on any fee or commission to which it expects to be entitled to in exchange for arranging for the specified products or services to be provided by the other party.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended December 31, 2023 and 2024 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024

Products	$12,916	$24,687	$37,232	$63,718
Services	21,634	81,742	63,652	195,159

	$34,550	$106,429	$100,884	$258,877

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2024 and December 31, 2024 (in thousands):

	March 31, 2024	December 31, 2024

Contract Assets:
Deferred contract cost (1)	$2,632	$4,702
Deferred costs - current	$42	$6

Contract Liabilities
Deferred revenue – services (2)	$10,674	$20,952
Deferred revenue – products (2)	60	909

	10,734	21,861
Less: Deferred revenue – current	(5,842)	(17,912)

Deferred revenue – less current portion	$4,892	$3,949

(1) Deferred Contract costs are included in Other assets on the condensed consolidated balance sheets.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended December 31, 2023 and 2024, the Company recognized revenue of $914 and $5,605, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the nine-month periods ended December 31, 2023 and 2024, the Company recognized revenue of $3,832 and $9,863, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

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

An analysis of the allowance for credit losses for the periods ended December 31, 2023 and 2024 is as follows (in thousands):

	Nine Months Ended December 31,
	2023	2024
Allowance for credit losses, March 31	$2,328	$3,197
Adjustment for adoption of ASU 2016-13	(200)	—
Current period provision for expected credit losses	1,339	7,229
Write-offs charged against the allowance	(959)	(4,880)
Foreign currency translation	289	(63)
Allowance for credit losses, December 31	$2,797	$5,483

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2024	December 31, 2024

Sales-type lease receivables, current	$1,100	$1,096
Prepaid expenses*	2,817	8,787
Contract assets	1,162	6,306
Tax receivables	125	837
VAT receivable	—	5,177
Sundry debtors	—	2,999
Other current assets	2,887	253

	$8,091	$25,455

*This includes the prepaid portion of total deferred contract assets.

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method. Inventory is shown net of a valuation reserve of $538 at March 31, 2024 and $758 at December 31, 2024.

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2024

Components	$9,403	$10,434
Work in process	49	44
Finished goods, net	12,206	17,507

	$21,658	$27,985

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2024	December 31, 2024

Installed and uninstalled products	$11,030	$52,506
Computer software	11,496	13,456
Computer and electronic equipment	6,179	7,252
Furniture and fixtures	2,361	3,882
Leasehold improvements	1,498	1,420
Plant and equipment	—	275
Assets in progress	—	22
	32,564	78,813
Accumulated depreciation and amortization	(19,845)	(23,556)
	$12,719	$55,257

Depreciation and amortization expense for the three- and nine-month periods ended December 31, 2023 was $1,200 and $2,838, respectively, and for the three- and nine-month periods ended December 31, 2024 was $4,586 and $14,653, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2024 and December 31, 2024 (in thousands):

December 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9 - 13	$202,264	$(17,592)	$184,672
Trademark and tradename	3 - 15	21,562	(5,229)	16,333
Patents	7 - 11	628	(531)	97
Technology	5 - 7	72,769	(17,549)	55,220
Software to be sold or leased	3 - 7	8,423	(1,516)	6,907
		305,646	(42,417)	263,229

Unamortized:
Customer list		104	—	104
Trademark and tradename		63	—	63

		167	—	167

Total		$305,813	$(42,417)	$263,396

March 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized:
Customer relationships	9 - 12	$19,264	$(8,012)	$11,252
Trademark and tradename	3 - 15	7,553	(3,877)	3,676
Patents	7 - 11	628	(464)	164
Technology	7	10,911	(10,911)	—
Software to be sold or leased	3	5,159	(764)	4,395
		43,515	(24,028)	19,487

Unamortized:
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$43,680	$(24,028)	$19,652

At December 31, 2024, the weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased were 12.8, 12.1, 7.0, 4.7, and 5.0 years, respectively.

Amortization expense for the three- and nine-month periods ended December 31, 2023 was $1,148 and $4,317, respectively, and for the three- and nine-month periods ended December 31, 2024 was $8,966 and $18,389, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2025 (remaining)	$10,265
2026	33,926
2027	33,612
2028	32,251
2029	31,093
Thereafter	122,082
$263,229

Refer to Note 3 for the change in the carrying amount of goodwill from April 1, 2024 to December 31, 2024 as a result of the MiX Combination and FC Acquisition.

For the nine-month period ended December 31, 2024, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

During the three-month period ended June 30, 2024, the Company granted options to purchase 375 shares of common stock with time-based vesting conditions.

During the three-month periods ended September 30, 2024 and December 31, 2024, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options for the nine-month period ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	5,445	13.39	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(50)	3.13	—	—
Outstanding as of December 31, 2024	5,395	13.48	7.21	$4,414

Vested as of December 31, 2024	—	—	—	$—

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the nine-month period ended December 31, 2024:

	Options	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	1,979	4.68	—	—
Granted	375	4.31	—	—
Exercised	(161)	5.45	—	—
Forfeited	(86)	5.14	—	—
Outstanding as of December 31, 2024	2,107	4.54	6.84	$4,496

Vested as of December 31, 2024	1,807	4.58	6.41	$3,791

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31, 2023	December 31, 2024
Expected volatility	55.6%	60.2%
Expected life of options	6.1	6.5
Risk free interest rate	3.87%	4.23%
Dividend yield	—	—
Weighted-average fair value of options granted during the year	$1.66	$2.66

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $728 and $2,094 for the three- and nine-month periods ended December 31, 2023, respectively, and $479 and $2,884 for the three- and nine-month periods ended December 31, 2024, respectively, in connection with awards made under the stock option plans. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination, because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

The fair value of options vested during the nine-month periods ended December 31, 2023 and 2024 was $391 and $1,652, respectively. There were no option exercises that occurred during the nine-month periods ended December 31, 2023 and 2024.

As of December 31, 2024, there was $782 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.09 years.

As of December 31, 2024, there was $2,644 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 2.11 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. Some participants have the option to have their shares withheld for their taxes upon vesting. Shares withheld for taxes are treated as a purchase of treasury stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all unvested restricted stock for the nine-month period ended December 31, 2024 is as follows:

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested, March 31, 2024	1,370	2.68
Granted	54	5.45
Vested/Exercised	(1,370)	2.68
Forfeited or expired	—	—
Unvested, December 31, 2024	54	5.45

The Company recorded stock-based compensation expenses of $395 and $982 for the three- and nine-month periods ended December 31, 2023, respectively, and $74 and $3,240 for the three- and nine-month periods ended December 31, 2024, respectively, in connection with restricted stock grants. As of December 31, 2024, there was $109 of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 0.37 years. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that are outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

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

The total stock-based compensation expense recognized during the three- and nine-month periods ended December 31, 2024 was $637 and $2,289, respectively.

The following table summarizes the activities for the outstanding SARs:

	Number of SARs	Weighted- Average Exercise Price	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	—	—
Acquired through MiX Combination	5,740	2.61
Granted	—	—
Exercised	(1,343)	2.96
Forfeited	(498)	2.43
Outstanding as of December 31, 2024	3,899	2.51	3.10

Vested as of December 31, 2024	1,293	2.92	1.80	$4,847

As of December 31, 2024, there was $6,211 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 2.86 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three- and nine-month periods ended December 31, 2023 and 2024 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
Basic and diluted loss per share
Net loss attributable to common stockholders	$(6,510)	$(14,349)	$(19,190)	$(38,573)

Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.11)	$(0.54)	$(0.33)

Weighted-average common share outstanding - basic and diluted	35,706	132,189	35,655	115,650

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

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2024	December 31, 2024
Short-term bank debt	$—	$30,412
Current maturities of long-term debt	$1,951	$4,184
Long-term debt - less current maturities	$113,810	$233,750

Short-Term Bank Debt

As of December 31, 2024, short-term debt comprised $30,180 of borrowing facilities and $232 of book overdrafts.

RMB Facility

On March 7, 2024, as part of the MiX Combination, MiX Telematics and Powerfleet entered into the Facilities Agreement with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $18,673 as at December 31, 2024) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement entered into on March 7, 2024, which is described in more detail below.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of December 31, 2024, $15,944 of the RMB General Facility was utilized.

Hapoalim Debt

As of December 31, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $14,236 under the Hapoalim Revolving Facilities, which are described below.

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

On March 18, 2024, Powerfleet Israel and Pointer (collectively, the “Borrowers”) entered into an amended and restated credit agreement (as amended, the “A&R Credit Agreement”), which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (“Hapoalim Facility A” and “Hapoalim Facility B,” respectively, and, collectively, the “Hapoalim Term Facilities”) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (“Hapoalim Facility C” and “Hapoalim Facility D,” respectively, and, collectively, the “Hapoalim Revolving Facilities” and, together with the Hapoalim Term Facilities, the “Hapoalim Credit Facilities”). Powerfleet Israel drew down $30,000 in cash under the Hapoalim Term Facilities on March 18, 2024 and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the Prior Credit Facilities, with the remaining proceeds distributed to Powerfleet. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

On December 30, 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, which increases the principal amount available under Hapoalim Facility D from $10,000 to $20,000 and provides that the total principal amount of Hapoalim Facility D may be distributed to the Company or any of its subsidiaries by no later than December 31, 2025, subject to certain terms and conditions of the A&R Credit Agreement.

As of December 31, 2024, Pointer had utilized $14,236 under the Hapoalim Revolving Facilities. The available undrawn facility balance at December 31, 2024 was $15,764.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at December 31, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as defined in the A&R Credit Agreement, the ratio of each Borrower’s net debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ending December 31, 2024.

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

The Hapoalim Term Facilities under the A&R Credit Agreement have been accounted for as modifications of the term facilities that were provided under the Prior Credit Agreement because the change in the present value of the cash flows under the A&R Credit Agreement is less than 10% of the present value of the cash flows under the Prior Credit Agreement. The proceeds of the Hapoalim Term Facilities ($40,000), less the prepayment of the term loans under the Prior Credit Facility (approximately $11,200), amounting to approximately $28,800, has been recognized as an increase in the carrying value of the prior term loans that was recognized previously.

For the three- and nine-month periods ended December 31, 2023, the Company recorded $26 and $90, respectively, of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. For the three-month period ended December 31, 2024, the Company recorded $22 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. For the nine-month period ended December 31, 2024, the Company recorded a cost of $7 net of additional deferred costs and credit to the original debt issuance costs and amortization of the original debt issuance costs.

The Company recorded charges of $127 and $412 to interest expense on its consolidated statements of operations for the three- and nine-month periods ended December 31, 2023, respectively, and $592 and $1,838 for the three- and nine-month periods ended December 31, 2024, respectively, related to interest expense associated with the Hapoalim debt.

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

The following key assumptions were used in December 31, 2024:

	Facility A	Facility B
Credit spread volatility	45%	35%
Credit spread	4.48%	4.99%
Credit rating	B	B
Risk free rate	SOFR spot rate	SOFR spot rate

As of March 31, 2024 and December 31, 2024, the Secured Overnight Financing Rate (SOFR) spot rate was 5.34% and 4.49%, respectively.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $86, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $88. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $148, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $187. The Prepayment Derivative assets are included in Other assets and their fair values were $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2024 and, $795 and $1,906 for RMB Facility A and RMB Facility B, respectively, as of December 31, 2024. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three- and nine-month periods ended December 31, 2024, the Company recorded $33 and $179, respectively, of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the three- and nine-month periods ended December 31, 2024, the Company recorded interest expense of $1,920 and $5,710, respectively.

RMB Term Facility

On September 27, 2024, the Company, together with I.D. Systems and Movingdots, each a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with RMB, pursuant to which RMB agreed to provide the Company with a term loan facility in an aggregate principal amount of $125,000 (the “New RMB Term Facility”). The Company drew down the full amount of the New RMB Term Facility on October 1, 2024, and used the proceeds to pay a portion of the Purchase Price in connection with the FC Acquisition. The Company’s obligations under the New RMB Term Facility are guaranteed, on a joint and several basis, by the Company, I.D. Systems and Movingdots. The New RMB Term Facility is secured by a first priority security interest over the entire share capital of I.D. Systems, Movingdots, MS2000 and Canadian SPV, each a wholly owned subsidiary of the Company. No other assets of the Company will serve as collateral under the New RMB Term Facility.

The New RMB Term Facility will mature on the last business day of the month that is five years following the closing date of the Facility Agreement (the “Maturity Date”). The New RMB Term Facility does not amortize and will be payable on the Maturity Date. Borrowings under the New RMB Term Facility may be voluntarily prepaid at any time upon prior written notice, in whole or in part, subject to payment of a refinancing fee equal to (i) 2% of the amount prepaid if such prepayment occurs before October 1, 2025, or (ii) 1% of the amount prepaid if such prepayment occurs on or after October 1, 2025, but before October 1, 2026. No refinancing fee is payable if prepayment occurs on or after October 1, 2026. If voluntary prepayments are made in part, they must be made in minimum amounts of $5 million in integral multiples of $1 million. In addition, the Facility Agreement provides for certain customary mandatory prepayment requirements.

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

The New RMB Term Facility bears interest at 5% per annum (provided no event of default is continuing), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly in arrears on March 31, June 30, September 30, and December 31 each year, and on October 31, 2029. The stated interest rate at December 31, 2024 was 9.59%.

The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs, including the $1,250 non-refundable deal structuring fee to RMB, of approximately $1,433 were incurred. For the three- and nine-month periods ended December 31, 2024, the Company recorded $56 and $56, respectively of amortization of these costs. For the three- and nine-month periods ended December 31, 2024, the Company recorded $3,031 and $3,031, respectively, of interest expense.

The Facility Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs. The Facility Agreement also includes representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the Facility Agreement may result in all outstanding indebtedness under the RMB Term Facility becoming immediately due and payable.

Scheduled contractual maturities of the long-term debt as of December 31, 2024 are as follows:

2025 (remaining)	$501
2026	5,008
2027	48,009
2028	5,509
2029	54,520
Thereafter	125,000
238,547
Less: Current portion	(4,184)
Less debt costs and prepayment	(613)
Total	$233,750

NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2024
Accounts payable	$20,025	$41,916
Accrued warranty	1,138	1,460
Accrued compensation	8,956	25,600
Government authorities	3,062	11,590
Other current liabilities	827	5,915

	$34,008	$86,481

The following table summarizes warranty activity for the nine months ended December 31, 2023 and 2024 (in thousands):

	Nine Months Ended December 31,
	2023	2024
Accrued warranty reserve, beginning of year	$2,255	$2,926
Accrual for product warranties issued	851	255
Product replacements and other warranty expenditures	(343)	(372)
Expiration of warranties (over warranty accrual)	(110)	(127)
Acquired through MiX Combination and FC Acquisition	—	845
Foreign currency translation difference	—	108

Accrued warranty reserve, end of period (1)	$2,653	$3,635

(1) Includes non-current accrued warranty included in other long-term liabilities at December 31, 2023 and 2024 of $1,688 and $2,175, respectively.

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three- and nine-month periods ended December 31, 2023, the Company paid dividends in amounts equal to $1,129 and $3,385, respectively, to the holders of the Series A Preferred Stock, and $25 during the nine-month period ended December 31, 2024. Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended December 31, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2024	$(985)	$(985)
Net current period change	(6,593)	(6,593)

Balance at December 31, 2024	$(7,578)	$(7,578)

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended December 31, 2023 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss

Balance at April 1, 2023	$(1,098)	$(1,098)
Net current period change	482	482

Balance at December 31, 2023	$(616)	$(616)

NOTE 17 - SEGMENT INFORMATION

The Company operates in one reportable segment, wireless AIoT asset management. The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024

North America	$19,649	$41,440	$56,628	$83,837
Israel	9,865	12,232	31,017	34,643
Africa	828	25,416	2,498	73,994
Europe and Middle East	660	13,004	1,689	30,047
Australia	—	9,290	—	20,851
Other	3,548	5,047	9,052	15,505

	$34,550	$106,429	$100,884	$258,877

	March 31, 2024	December 31, 2024
Long lived assets by geographic region:

North America	$4,083	$10,388
Israel	3,946	2,692
Africa	705	31,710
Europe and Middle East	2,850	5,763
Australia	—	895
Other	1,135	3,809

	$12,719	$55,257

NOTE 18 - INCOME TAXES

The Company records its interim tax provision based upon a projection of the Company’s annual effective tax rate (“AETR”). This AETR is applied to the year-to-date consolidated pre-tax income to determine the estimated interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate (“ETR”) each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings and adjustments to recorded valuation allowances. The currently forecasted ETR may vary from the actual year-end due to the changes in these factors.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
Domestic pre-tax book loss	$(4,915)	$(6,839)	$(19,535)	$(30,451)
Foreign pre-tax book income (expense)	1,352	(3,998)	9,449	(3,260)
Total loss before income taxes	(3,563)	(10,837)	(10,086)	(33,710)
Income tax benefit (expense)	92	(3,513)	(197)	(4,821)
Net loss before non-controlling interest	$(3,471)	$(14,350)	$(10,283)	$(38,531)

Effective tax rate	2.58%	(32.42)%	(1.95)%	(14.30)%

For the three- and nine-month periods ended December 31, 2023 and 2024, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
Short-term lease cost	$127	$158	$365	$593

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended December 31,
	2023	2024
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$937	$2,836
Reduction of right-of-use assets due to MiX Combination (1)	$—	$(952)

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

December 31, 2024
Weighted-average remaining lease term - operating leases (in years) (1)	3.07
Weighted-average discount rate	7.9%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2024 are as follows (in thousands):

January 2025 - March 2025	$2,302
2026	4,423
2027	2,828
2028	1,941
2029	1,451
Thereafter	2,360
Total lease payments	15,305
Less: Imputed interest	(2,274)
Present value of lease payments	$13,031

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s cash and cash equivalents, restricted cash and investments in securities are carried at fair value. The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Facilities is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 13).

	March 31, 2024		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans to external parties	$475	$475	$191	$191

Debt	$115,761	$116,278	$268,346	$270,180

Prepayment derivative	$2,226	$2,226	$2,732	$2,732

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three- and nine-month periods ended December 31, 2023 and 2024, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In August 2014, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a notification of lack of payment of VAT tax (Brazilian ICMS tax) in the amount of $171 plus $946 of interest and penalty, totaling $1,347 as of March 31, 2024 and $1,117 as of December 31, 2024. The Company is vigorously defending this tax assessment before the administrative court in Brazil, but in light of the administrative and judicial processes in Brazil, it could take up to 14 years before the dispute is finally resolved. In case the administrative court rules against the Company, the Company could claim before the judicial court, an appellate court in Brazil, a substantial reduction of interest charged, potentially reducing the Company’s total exposure. The Company’s legal counsel is of the opinion that the chance of loss is not probable and for this reason the Company has not made any provision.

In July 2015, Pointer Brazil received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $6,405 as of December 31, 2024. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $183. The state has appealed to the higher chamber of the State Tax Administrative Court. The Company’s legal counsel is of the opinion that the chance of loss is not probable and that no material costs will arise in respect to these claims. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2024 and December 31, 2024 was $841 and $661, respectively. No loss is considered probable under this arrangement.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ” (“ASU 2024-03”), which requires disclosure in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a retrospective or prospective basis. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2024-3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report and Part II, Item 7 of our Form 10-KT. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

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
Overview

We are a global leader of Artificial Intelligence-of-Things (“AIoT”) solutions providing valuable business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our Unity data highway and AIoT ecosystem is the centerpiece of our strategy. Unity has the capability to ingest data from multiple data sources, harmonizing and transforming the dataset, and delivering simply understood insights through a unified Software-as-a-Service (“SaaS”) platform.

Unity provides mission-critical solutions from warehouse to trailer to vehicle, allowing customers to consolidate suppliers and gain end-to-end in a single pane of glass.

Unity enables customers to consume their data in multiple ways, from data-powered applications to unified operations integrations, which provide the ability to improve performance of the asset, the individual in charge of the asset and the business process, continuously improving our customers’ business performance.

Within the Unity ecosystem, our Powerfleet for Warehouse AIoT solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for warehouse and factory trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency.

Additionally, within the Unity ecosystem, our Powerfleet for On-Road AIoT solutions are designed to provide bumper-to-bumper AIoT asset management, monitoring, and visibility for over-the-road based assets such as heavy trucks, dry-van trailers, refrigerated trailers and shipping containers and their associated cargo. These AIoT solutions provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. Our On-Road AIoT solutions extend to all mobile assets, whether it is a rental car, a private fleet, or automotive original equipment manufacturer (“OEM”) partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs, enhance safety and sustainability, deliver compliance, and improve customer service.

Our patented technologies are proven solutions for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, MiX by Powerfleet and Fleet Complete.

We have an established history of Internet-of-Things (“IOT”) device development, AI and data science expertise, and innovation creating devices that can withstand harsh and rugged environments. With 51 patents and patent applications and over 25 years’ experience, we believe we are well positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

We deliver advanced data solutions that connect mobile assets to increase visibility, operational efficiency and profitability. Across our spectrum of vertical markets, we differentiate ourselves by developing mobility platforms that collect data from unique sensors. Because we are data source and OEM agnostic, we help organizations view and manage their mixed assets homogeneously. All of our solutions are paired with SaaS and analytics platforms to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of key performance indicators to drive operational and strategic decisions. Our customers typically get a return on their investment in less than 12 months from deployment.

Our enterprise software applications have AI and machine learning capabilities and are built to integrate with our customers’ management systems to provide a single, integrated view of asset and operator activity across multiple locations while providing real-time enterprise-wide benchmarks and peer-industry comparisons. We look for analytics, as well as the data contained therein, to differentiate us from our competitors, adding significant value to customers’ business operations, and helping to contribute to their bottom line. Our solutions also feature open application programming interfaces for additional integrations and development to boost other enterprise management systems and third-party applications.

We market and sell our Unity ecosystem and our connected AIoT data solutions to a wide range of customers in the commercial and government sectors. Our customers operate in diverse markets, such as manufacturing, automotive manufacturing, wholesale and retail, food and grocery distribution, pharmaceutical and medical distribution, construction, mining, utilities, aerospace, vehicle rental, as well as logistics, shipping, transportation, energy and field services. Traditionally, these businesses have relied on multiple vendors, as well as manual, often paper-based, processes or on-premise legacy software to operate their high-value assets, manage workforce resources, and distributed sites; and face environmental, safety, and other regulatory requirements. In today’s landscape, it is crucial for these businesses to invest in solutions that enable easy analysis and sharing of real-time information, increasingly consolidating their suppliers.

Recent Developments

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

The consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2024 include the financial results of MiX Telematics and its subsidiaries from the closing date of the MiX Combination. See Note 3, “Acquisition” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information. No operating results for MiX Telematics are included in the comparative period for the three- and nine-month periods ended December 31, 2023.

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

On October 1, 2024, we consummated the FC Acquisition, pursuant to which we acquired Fleet Complete. Fleet Complete is a leading provider of essential fleet, asset, and mobile workforce management solutions across North America, Australia, and Europe. A majority of Fleet Complete’s revenue is generated through strong distribution partnerships with major international telecommunications providers and market-leading original equipment manufacturer (“OEM”) partners. The consolidated financial statements as of and for the three- and nine-month periods ended December 31, 2024 include the financial results of Fleet Complete and its subsidiaries from the closing date of the FC Acquisition. See Note 3, “Acquisition” in Part I, Item 1, “Financial Statements (Unaudited)” for additional information. No operating results for Fleet Complete are included in the comparative period for the three- and nine-month periods ended December 31, 2023.

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

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $193.3 million as of December 31, 2024.

Management believes our cash and cash equivalents and restricted cash of $38.6 million as of December 31, 2024 in conjunction with the debt proceeds from our lenders, plus cash generated from the execution of our strategic plan over the next 12 months, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements (February 10, 2025) and service our outstanding obligations.

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in Part II, Item 1A of this report and in the Form 10-KT.

Critical Accounting Policies

For the three- and nine-month periods ended December 31, 2024, there were no significant changes to our critical accounting policies as identified in the Form 10-KT.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024

Revenues:
Products	37.4%	23.2%	36.9%	24.6%
Services	62.6%	76.8%	63.1%	75.4%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	29.0%	16.1%	27.2%	16.9%
Cost of services	20.7%	28.7%	22.8%	29.1%
Total cost of revenues	49.7%	44.8%	49.9%	46.0%

Gross profit	50.3%	55.2%	50.1%	54.0%

Operating expenses:
Selling, general and administrative expenses	56.0%	52.1%	53.8%	57.0%
Research and development expenses	5.8%	4.3%	6.6%	4.3%
Total operating expenses	61.8%	56.4%	60.4%	61.3%

Loss from operations	(11.5)%	(1.2)%	(10.4)%	(7.3)%

Interest income	0.1%	0.3%	0.1%	0.3%
Interest expense	(3.3)%	(7.5)%	(1.5)%	(5.7)%
Bargain purchase - Movingdots	4.4%	—%	1.8%	—%
Other expense, net	—%	(1.9)%	—%	(0.4)%

Net loss before income taxes	(10.3)%	(10.2)%	(10.0)%	(13.0)%

Income tax benefit/(expense)	0.3%	(3.3)%	(0.2)%	(1.9)%

Net loss before non-controlling interest	(10.0)%	(13.5)%	(10.2)%	(14.9)%
Non-controlling interest	(0.1)%	—%	—%	—%

Net loss	(10.1)%	(13.5)%	(10.2)%	(14.9)%

Accretion of preferred stock	(5.4)%	—%	(5.4)%	—%
Preferred stock dividend	(3.3)%	—%	(3.4)%	(0.0)%

Net loss attributable to common stockholders	(18.8)%	(13.5)%	(19.0)%	(14.9)%

Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023

REVENUES. Revenues increased by $71.9 million, or 208.0%, to $106.4 million in the three months ended December 31, 2024, from $34.6 million in the same period in 2023.

Revenues from products increased by $11.8 million, or 91.1%, to $24.7 million in the three months ended December 31, 2024, from $12.9 million in the same period in 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired which contributed $7.9 million, and the Fleet Complete business acquired which contributed $4.9 million in product revenues for the three months ended December 31, 2024.

Revenues from services increased by $60.1 million, or 277.8%, to $81.7 million in the three months ended December 31, 2024 from $21.6 million in the same period in 2023. The increase in services revenues was principally due to the MiX Telematics business acquired which contributed $35.0 million, and the Fleet Complete business acquired which contributed $24.8 million in service revenues for the three months ended December 31, 2024.

COST OF REVENUES. Cost of revenues increased by $30.5 million, or 177.5%, to $47.6 million in the three months ended December 31, 2024, from $17.2 million for the same period in 2023. The MiX Telematics business acquired contributed $17.3 million to cost of revenues, and the Fleet Complete business acquired contributed $9.2 million for the three months ended December 31, 2024. The remaining increase was mainly due to the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles. Gross profit was $58.8 million in the three months ended December 31, 2024, compared to $17.4 million for the same period in 2023. As a percentage of revenues, gross profit increased to 55.2% in the three months ended December 31, 2024 from 50.3% in the same period in 2023.

Cost of products increased by $7.1 million, or 71.1%, to $17.1 million in the three months ended December 31, 2024, from $10.0 million in the same period in 2023. Gross profit for products was $7.6 million in the three months ended December 31, 2024, compared to $2.9 million in the same period in 2023. As a percentage of product revenues, gross profit increased to 30.6% in the three months ended December 31, 2024 from 22.5% in the same period in 2023. The increase in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by higher margin product lines including in-warehouse solutions.

Cost of services increased by $23.4 million, or 326.1%, to $30.5 million in the three months ended December 31, 2024, from $7.2 million in the same period in 2023. The MiX Telematics business acquired contributed $11.7 million, the Fleet Complete business acquired contributed $5.6 million, and the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles contributed $5.4 million to cost of services for the three months ended December 31, 2024. Gross profit for services was $51.2 million in the three months ended December 31, 2024, compared to $14.5 million in the same period in 2023. As a percentage of service revenues, gross profit decreased to 62.7% in the three months ended December 31, 2024 from 66.9% in the same period in 2023, as a result of the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $36.1 million, or 186.5%, to $55.4 million in the three months ended December 31, 2024, compared to $19.3 million in the same period in 2023, principally due to the MiX Telematics business acquired which contributed $19.8 million, and the Fleet Complete business acquired which contributed $30.7 million, $15.6 million of which was one-time costs, of SG&A expenses for the three months ended December 31, 2024. SG&A expenses included $5.3 million in acquisition-related expenses, $0.5 million in integration related expenses and $0.8 million in restructuring costs for the three months ended December 31, 2024. As a percentage of revenues, SG&A expenses, excluding $6.7 in acquisition-related expenses costs and restructuring costs, decreased to 45.8% in the three months ended December 31, 2024, from 56.0% in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by $2.6 million, or 129.9%, to $4.6 million in the three months ended December 31, 2024, compared to $2.0 million in the same period in 2023, principally due to $1.4 million incurred by the MiX Telematics business post-transaction, and $1.2 million incurred by the Fleet Complete business post-transaction. As a percentage of revenues, R&D expenses decreased to 4.3% in the three months ended December 31, 2024, from 5.8% in the same period in 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $14.3 million, or $(0.11) per basic and diluted share, for the three months ended December 31, 2024, as compared to net loss of $6.5 million, or $(0.18) per basic and diluted share, for the same period in 2023. The net loss was primarily the result of $5.3 million in acquisition-related expenses, $0.5 million in integration-related costs, $0.8 million in restructuring costs, $5.4 million from the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles, and $1.7 million loss from the derivative mark-to-market adjustment.

Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023

REVENUES. Revenues increased by $158.0 million, or 156.6%, to $258.9 million in the nine months ended December 31, 2024, from $100.9 million in the same period in 2023.

Revenues from products increased by $26.5 million, or 71.1%, to $63.7 million in the nine months ended December 31, 2024, from $37.2 million in the same period in 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired which contributed $25.6 million, and the Fleet Complete business acquired which contributed $4.9 million in product revenues for the nine months ended December 31, 2024, offset by lower demand from logistics customers in North America.

Revenues from services increased by $131.5 million, or 206.6%, to $195.2 million in the nine months ended December 31, 2024, from $63.7 million in the same period in 2023. The increase in services revenues was principally due to the MiX Telematics business acquired which contributed $104.8 million, and the Fleet Complete business acquired which contributed $24.8 million in service revenues for the nine months ended December 31, 2024.

COST OF REVENUES. Cost of revenues increased by $68.7 million, or 136.4%, to $119.1 million in the nine months ended December 31, 2024, from $50.4 million for the same period in 2023. The MiX Telematics acquired business contributed $54.2 million, and the Fleet Complete business acquired contributed $9.2 million to cost of revenues for the nine months ended December 31, 2024. Gross profit was $139.8 million in the nine months ended December 31, 2024, compared to $50.5 million for the same period in 2023. As a percentage of revenues, gross profit increased to 54.0% in the nine months ended December 31, 2024 from 50.1% in the same period in 2023.

Cost of products increased by $16.4 million, or 59.9%, to $43.8 million in the nine months ended December 31, 2024, from $27.4 million in the same period in 2023. Gross profit for products was $19.9 million in the nine months ended December 31, 2024, compared to $9.8 million in the same period in 2023. As a percentage of product revenues, gross profit increased to 31.2% in the nine months ended December 31, 2024 from 26.4% in the same period in 2023. The increase in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by higher margin product lines including in-warehouse solutions.

Cost of services increased by $52.3 million, or 227.7%, to $75.3 million in the nine months ended December 31, 2024, from $23.0 million in the same period in 2023. The MiX Telematics acquired business contributed $36.6 million, the Fleet Complete business acquired contributed $5.6 million, and the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles contributed $9.6 million to cost of services for the nine months ended December 31, 2024. Gross profit for services was $119.9 million in the nine months ended December 31, 2024, compared to $40.7 million in the same period in 2023. As a percentage of service revenues, gross profit decreased to 61.4% in the nine months ended December 31, 2024 from 63.9% in the same period in 2023. The decrease in gross profit as a percentage of revenues was mainly due to the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $93.2 million, or 171.6%, to $147.5 million in the nine months ended December 31, 2024, compared to $54.3 million in the same period in 2023, principally due to the MiX Telematics business acquired which contributed $63.8 million, $8.6 million of which was one-time costs, and the Fleet Complete business acquired which contributed $30.7 million, $15.6 million of which was one-time costs, of SG&A expenses, $20.9 million in acquisition-related expenses, $4.7 million in accelerated stock-based compensation costs and $3.1 million in restructuring costs for the nine months ended December 31, 2024. As a percentage of revenues, SG&A expenses, excluding $30.9 million in acquisition-related, restructuring and accelerated stock-based compensation costs, decreased to 45.0% in the nine months ended December 31, 2024, from 53.8% in the same period in 2023.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by $4.5 million, or 67.6%, to $11.2 million in the nine months ended December 31, 2024, compared to $6.7 million in the same period in 2023, principally due to $4.3 million incurred by the MiX Telematics, and $1.2 million incurred by the Fleet Complete business post-transaction. As a percentage of revenues, R&D expenses decreased to 4.3% in the nine months ended December 31, 2024, from 6.6% in the same period in 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $38.6 million, or $(0.33) per basic and diluted share, for the nine months ended December 31, 2024, as compared to net loss of

$19.2 million, or $(0.54) per basic and diluted share, for the same period in 2023. The net loss was primarily the result of $20.9 million in acquisition-related expenses, $2.3 million in integration-related costs, $3.1 million in restructuring costs, $4.7 million in accelerated stock-based compensation costs and $9.6 million from the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles, partially offset by $0.5 million gain in other income from the derivative mark-to-market adjustment.

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
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend and accretion, interest expense (net), income tax benefit/expense, depreciation and amortization, stock-based compensation, foreign currency losses/gains, restructuring-related expenses, gain on bargain purchase (Movingdots), derivative mark-to market adjustment, recognition of pre-October 1, 2024 contract assets (Fleet Complete), acquisition-related expenses and integration-related expenses.
We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure that our management and board of directors use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. Because our method for calculating adjusted EBITDA may differ from other companies’ methods, the non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

A reconciliation of net loss attributable to common stockholders (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2024	2023	2024
	(In thousands)
Net loss attributable to common stockholders	$(6,510)	$(14,349)	$(19,190)	$(38,573)
Non-controlling interest	32	(1)	38	17
Preferred stock dividend and accretion	3,007	—	8,870	25
Interest expense, net	798	7,583	1,386	13,844
Income tax (benefit)/expense	(92)	3,513	197	4,821
Depreciation and amortization	2,348	13,643	7,155	33,042
Stock-based compensation	1,123	1,138	3,076	8,438
Foreign currency losses/(gains)	152	543	(259)	1,288
Restructuring-related expenses	144	841	711	3,108
Gain on bargain purchase - Movingdots	(1,517)	—	(1,800)	—
Derivative mark-to-market adjustment	—	1,722	—	(475)
Recognition of pre-October 1, 2024 contract assets (Fleet Complete)	—	2,041	—	2,041
Acquisition-related expenses	3,685	5,301	5,140	20,872
Integration-related expenses	—	520	—	2,259
Adjusted EBITDA	$3,170	$22,495	$5,324	$50,707

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

On March 18, 2024, Powerfleet Israel drew down $30 million in cash under the Hapoalim Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to us. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. As of December 31, 2024, Powerfleet Israel had utilized approximately $14.2 million under the Hapoalim Revolving Facilities.

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

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at December 31, 2024 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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

On December 30, 2024, the Borrowers entered into an amendment (the “Amendment”) to the A&R Credit Agreement. The Amendment increases the principal amount available under Hapoalim Facility D from $10 million to $20 million and provides that the total principal amount of Hapoalim Facility D may be distributed to us or any of our subsidiaries by no later than December 31, 2025, subject to certain terms and conditions of the A&R Credit Agreement.

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

Following the signing of the Facilities Agreement with RMB and MiX Telematics entered into the Credit Agreement on March 14, 2024, for the RMB General Facility. The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement entered into on March 7, 2024.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of December 31, 2024, $15,944 of the RMB General Facility was utilized.

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

Capital Requirements

As of December 31, 2024, we had cash and cash equivalents (including restricted cash) of $38.6 million and working capital of $30.5 million compared to cash and cash equivalents (including restricted cash) of $109.7 million and working capital of $126.2 million as of March 31, 2024. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. The FC Acquisition is a source of positive cash flow, together with the MiX Combination completed on April 2, 2024. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities
During the nine months ended December 31, 2024, net cash used in operating activities was $16.9 million, compared to net cash provided by operating activities of $2.6 million for the same period in 2023. The net cash used in operating activities for the nine months ended December 31, 2024 primarily included non-cash charges of $8.4 million for stock-based compensation, $33.0 million for depreciation and amortization expense, $7.2 million for bad debts expense, $0.9 million for shares issued for transaction bonuses related to the MiX Combination, $1.6 million for inventory reserve, $0.7 million for other non-cash items, $4.3 million for ROU asset amortization, partially offset by $0.5 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:
•an increase in accounts receivables of $15.2 million;
•a decrease in accounts payable of $15.7 million;
•an increase in deferred costs of $5.1 million;
•a decrease in lease liabilities of $4.1 million;
•a decrease in net severance fund of $0.6 million; offset by
•a decrease in prepaid expenses and other assets of $2.1 million;
•a decrease in inventory, net of reserve of $2.6 million; and
•an increase in deferred revenue of $1.0 million.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2024 was $160.5 million, compared to net cash used in investing activities of $5.3 million for the same period in 2023. The net cash used by investing activities was primarily due to $137.1 million in acquisitions, net of cash assumed from the MiX Combination and FC acquisition, $16.6 million for the purchase of fixed assets and $7.3 million for capitalized software development costs. The net cash used in investing activities of $5.3 million in the same period in 2023 was primarily for the purchase of fixed assets of $2.4 million and $2.9 million for capitalized software development costs.

Financing Activities

During the nine months ended December 31, 2024, net cash provided by financing activities was $107.6 million, compared to $2.3 million net cash used in financing activities for the same period in 2023. The cash provided by financing activities was primarily due to proceeds from long-term debt of $125.0 million, less payment of debt costs of $1.4 million, $66.5 million received from the Private Placement related to the FC Acquisition, less costs, $11.9 million received from short-term bank debt, and $0.9 million proceeds from exercise of stock options, partially offset by the repayment of Series A Preferred Stock of $90.3 million following the MiX Combination, purchase of treasury stock upon vesting of restricted stock of $2.8 million, and repayment of long-term debt of $2.1 million.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting. Based on that evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to material weaknesses in our internal control over financial reporting as disclosed in the 2023 Annual Report and the Form 10-KT.

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

As disclosed in Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements (Unaudited),” we completed the MiX Combination on April 2, 2024 and the FC Acquisition on October 1, 2024. We excluded both MiX Telematics’ and Fleet Complete’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the SEC that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s assessment of internal control over financial reporting for one year following the business combination and/or acquisition. As a result of our integration of MiX Telematics’ and Fleet Complete’s disclosure controls and procedures, certain controls will be evaluated and may be changed. MiX Telematics’ total revenues constituted approximately 50% of our consolidated revenues for the nine months ended December 31, 2024. MiX Telematics’ total assets constituted approximately 28% of our consolidated total assets as of December 31, 2024. Fleet Complete’s total revenues constituted approximately 28% of our consolidated revenues for the three months (since the acquisition) ended December 31, 2024. Fleet Complete’s total assets constituted approximately 16% of our consolidated total assets as of December 31, 2024.

Remediation

As described in “Item 9A. Controls and Procedures” in Part II of the 2023 Annual Report and the Form 10-KT, we started the implementation of the remediation plan to address the material weaknesses mentioned above, including the material weakness reported for MiX Telematics. The remediation plan includes:

•Investigating and understanding the root causes of the control deficiencies that resulted in the material weaknesses, and continuing to refine the remediation plan in conjunction with the integration of operations, procedures, control processes and information systems;
•Utilizing external resources to support efforts to rework certain control gaps across the various processes in Israel and the United States with identified deficiencies;
•Implementing enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports across the group; and

•Training of relevant personnel reinforcing existing and/or enhanced policies with regards to the appropriate steps and procedures required to be performed related to the execution and documentation of internal controls.

In addition, as part of the integration of MiX Telematics’ and Fleet Complete’s businesses, we are in the process of migrating and integrating the central corporate accounting functions and teams. This integration includes:

•Adopting and implementing a standardized ERP system to be used across the company;
•Evaluating and integrating accounting principles to align and adopt consistent accounting policies and practices;
•Leveraging a larger highly qualified central corporate accounting team; and
•Utilizing a more mature internal risk team to coordinate management’s efforts to design and implement systems, processes and controls that are documented and widely understood and followed throughout the organization.

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

Except for the controls related to the material weaknesses reported in the 2023 Annual Report and the Form 10-KT related to the measurement and valuation of the acquired assets and liabilities assumed in connection with the business acquisitions, the annual measurement and valuation of our reporting unit, controls over the financial statement close process, specifically that the primary ERP had ineffective IT general controls in the area of user access and change management over key IT systems that support the financial reporting processes, and the measurement and valuation of the convertible redeemable preferred stock, there were no other changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2024, we completed the MiX Combination and during the quarter ended December 31, 2024, we completed the FC Acquisition. As part of our ongoing post-transactions activities, we continue the process of planning and rolling out the implementation of a single ERP and subscription billing system to all Powerfleet operations. Furthermore, as part of our integration activities, we expect additional changes to the internal control over financial reporting as we continue with our integration activities, which include the evaluation, rationalization and standardization of internal control over financial reporting. While we believe the controls in the post-transaction environment, supported by a uniform ERP system, will enhance the internal control environment, there are inherent risks associated to the integration and implementation of a new ERP system. We will continue to evaluate the processes and controls related to the integration and system implementation, as well as the assessment of the design adequacy and operating effectiveness of internal control over financial reporting throughout fiscal year 2025.

Other than as described above under “Remediation”, the integration efforts and the implementation of the ERP system, there were no changes to the Company's internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) promulgated under the Exchange Act, during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, we are at times subject to various legal proceedings. For a description of our material pending legal proceedings, see Note 22 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in the Form 10-KT. As of December 31, 2024, there have been no material changes to the risk factors previously disclosed, other than as set forth below.

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

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described under Part I, Item 1A. “Risk Factors” on our Form 10-KT are not the only risks that we face. Risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
2.2
Amending Agreement No. 1 (Share Purchase Agreement), dated October 1, 2024, by and between Powerfleet, Inc. and Powerfleet Canada Holdings Inc. and Golden Eagle Topco, LP (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 1, 2024).†

10.1
Registration Rights Agreement, dated October 1, 2024, by and between Powerfleet, Inc. and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 2, 2024).†

10.2
Amendment No. 1, effective as of December 30, 2024, to the Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 3, 2025).†

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended December 31, 2023 and 2024; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods April 1, 2023 through December 31, 2023 and April 1, 2024 through December 31, 2024 (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
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

POWERFLEET, INC.

Date: February 10, 2025	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2025	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)