Form 10-K
period 2025-03-31
Powerfleet, Inc.
filed 2025-06-26
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $523.2 million.

The number of shares of the registrant’s common stock outstanding as of June 25, 2025 was 133,370,542.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders	Part III

POWERFLEET, INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K (this “Form 10-K”) of Powerfleet, Inc. (“Powerfleet,” the “Company,” “we,” “our” or “us”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited to:

•future global economic and business conditions, including the effect of conflicts in certain geographies and the potential imposition of tariffs;
•integration of our, MiX Telematics’ and Fleet Complete’s businesses and the ability to recognize the anticipated synergies and benefits of our transactions with MiX Telematics and Fleet Complete;
•the commercial, financial, reputational and regulatory risks to our business that may arise as a consequence of operating across multiple geographies;
•disruptions in our global supply chain or failures by subcontractors;
•the loss of any of our key customers or reduction in the purchase of our products by any such customers;
•reliance on third-party channel partner relationships;
•our inability to adequately protect our intellectual property;
•changes in technology or products, which may be more difficult or costly, or less effective, than anticipated;
•potential breaches of our information technology systems;
•our ability to obtain additional capital to fund our operations; and
•those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR ®, POWERFLEET®, POWERFLEET IQ®, POWERFLEET YARD®, didBOX®, FREIGHTCAM®, KEYTROLLER®, REEFERMATE®, POWERFLEET and DESIGN®, CAMERA Design®, UNITY®, POWERFLEET UNITY®, POWER AI®, Mix Telematics, Mix Telematics – Logo, Matrix Vehicle Tracking Logo, Datatrak, Tracking. Simply Sorted, Beame Character Device, Beame Logo 2012, Beame Logo 2010, Mix-Drive, FM-WEB, Matrix – right by your side (2013 logo), Mix Vision, Mix Safedrive, FM Communicator, MIX ROVI, Beame Logo, Our Customers Are People, Not Vehicles, Tripmaster, Life Takes You Places, Matrix Brings you Home, MiX Intuition, Recovery. Simply Sorted, Geoloc Advanced Alert, MiX Now, Mix Recovery Protect, Mix Fleet Manager, Connected and Protected Fleet, FLEET COMPLETE®, FLEET COMPLETE & Design®, HELPING FLEETS THRIVE®, CONNVEX®, CONNVEX EDGE®, CONNVEX INSIGHTS®, CONNVEX LIVE®, FIELDWORKER BY FLEET COMPLETE®, WATCHDOG®, COURIER COMPLETE®, BIGROAD®, BIGROAD Design, and BIGROAD – A Fleet Complete Company®.

Item 1. Business

Overview

We are a global provider of Artificial Intelligence-of-Things (“AIoT”) solutions providing valuable business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our Unity data highway and AIoT ecosystem is the centerpiece of our strategy. Unity has the capability to ingest data from multiple data sources, harmonizing and transforming the dataset, and delivering simply understood insights through a unified Software-as-a-Service (“SaaS”) platform and deep integrations with customer business systems.

Unity provides mission-critical solutions from warehouse to trailer to vehicle, allowing customers to consolidate suppliers and gain end-to-end control of their operations in a single pane of glass.

Unity enables customers to consume their data in multiple ways, from data-powered applications to unified operations integrations, which provide the ability to improve performance of the asset, the individual in charge of the asset, and the business process, continuously improving our customers’ business performance.

Within the Unity ecosystem, our Powerfleet for Warehouse and Factory AIoT solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for warehouse and factory trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency technology.

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

We have an established history of Internet-of-Things (“IoT”) device development, artificial intelligence (“AI”) and data science expertise, and innovation creating devices that can withstand harsh and rugged environments. With 40 patents and patent applications and over 25 years’ experience, we believe we are well-positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

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

Recent Strategic Transactions

On April 2, 2024, we consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that we entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and our wholly owned subsidiary (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which, Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement (the “Scheme”) in accordance with Sections 114 and 115 of the South African Companies Act, No. 71 of 2008, as amended (the “Companies Act”), in exchange for shares of our common stock. As a result, MiX Telematics became our indirect, wholly owned subsidiary (the “MiX Combination”). Since the closing of the MiX Combination, we have made significant progress in integrating the MiX Telematics business into our operations, with alignment of core functions and early realization of operational synergies.

On October 1, 2024, we consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”).

Our Solutions

Unity Solution Portfolio

Unity enables rapid and deep integration with AIoT devices and third-party business systems to a highly scalable data highway that powers AI-driven insights to help customers save lives, time, and money. Unity’s extensive integration library of data sensory device types coupled with our modular, business performance improvement solutions allow customers to receive rapid speed to value and deliver dramatic positive change to their business. Unity also offers data extensibility by exposing the platform using extensible microservices and open APIs to make integrating to external systems and leveraging customers’ own data quick and easy. Unity unites customer data so they can focus on what matters most.

With our SaaS-based Unity modules, recognized by ABI Research as the number one global platform solution portfolio in its market in 2025, which includes best-in-class vehicle, video and in-warehouse IoT, customers can gain visibility and AI-powered insights into their people, assets and business processes to better manage utilization and maintenance, safety, fuel and energy management, compliance and high-risk incidents — all in a single pane of glass. Our solutions are capable of ingesting, processing, and enriching livestream data from any of our customers’ AIoT devices and business systems to provide mission-critical data that powers our customers’ operations.

Key Applications of Our AIoT Solutions

We provide real-time intelligence for organizations with high-value assets allowing them to make informed decisions and ultimately improve their operations, safety, and bottom line. Our applications enable organizations to capture AIoT data from various types of assets with devices and sensors creating a holistic view for analysis and action.

The core applications that our AIoT solutions address include:

End-to-End Visibility: Organizations with expensive assets such as vehicles, machinery, or equipment need to keep track of where the assets are located, monitor for misuse, and understand how and when assets are being used. By having complete visibility of their assets, customers can improve security, utilization and customer service. In addition, our visibility solutions help with personnel workflows and resource management, freight visibility through load status, equipment availability status, dwell and idle time, geofencing, two-way temperature control and management, multi-zone temperature monitoring, arrival and departure times, and supply chain allocation.

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

Improve Safety: Our applications are designed to provide asset and operator management, monitoring, and visibility for safer environments and include AI-based video safety and predictive analytics. Our solutions allow our customers to monitor their fleet of vehicles on various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, email, mobile phone or an SMS. In addition, our dash camera provides critical video capture that can be used to help exonerate drivers when in accidents or help bolster training and coaching programs of employees. We also offer preventative solutions such as safety warning products to alert vehicle operators of objects or pedestrians in their pathway to prevent accidents, injuries, and damage. Our analytics platform features dashboards with KPIs and can help managers identify patterns, trends and outliers that can be used as flags for interventions.

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

We help customers with their digital transformation journeys by automating processes and increasing productivity and cost efficiency of their employees. Our applications enable customers to determine where operators are assigned and can temporarily reassign them based on peak needs, evaluate any disparity in the amount employees are paid compared to the time they actually spend operating a vehicle. Our applications help answer the question of why it takes some employees longer than others to do specific tasks, where to focus labor resources, and how to forecast vehicles and operators needed for future workflow.

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

Increase Security: Our solutions allow our customers to reduce theft and improve inventory management. Customers can lockdown their assets with automated e-mail or text message alerts, emergency tracking of assets (higher frequency of reports) if theft is expected, geo-fencing alerts when an asset enters a prohibited geography or location, and near real-time sensors that alert based on changes in temperature and shock, among other things. We also provide security services. Most of the security products used to provide our security services are mainly sold to (i) local car dealers and importers that in turn sell the products equipped in the vehicle to the end users who purchase the security services directly from us, or (ii) leasing companies which purchase our security services in order to secure their own vehicles.

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

Analytics and Machine Learning

AIoT significantly enhances Unity’s capabilities by integrating AI with IoT. This integration helps to organize large data pools, automate data harmonization, create intelligent infrastructure, and generate actionable insights, ultimately enhancing the speed and return on investment of data usage. At a crucial inflection point in the industry, AIoT emerges as a transformative force, allowing Unity to offer mission-critical solutions that extend from warehouse to trailer to vehicle. This enables customers to consolidate all of their data in one place, streamline supplier interactions, and achieve end-to-end visibility. Unity’s approach creates a single source of truth across all mobile asset types, a distinctive and innovative strategy in the industry. For example, our image machine learning system allows us to process images from our freight camera and other sources and identify key aspects of operations and geospatial information such as location, work being accomplished, type of cargo, how cargo is loaded and if there are any visible issues such as damage.

Our analytics platforms provide our customers with a holistic view of their asset activity across their enterprise. Our distinct advantage in AI is our trove of operational data, which we use to build and improve our AI models. Unity seamlessly ingests data from 600+ sources, including IoT devices, sensors, OEM systems and third party platforms. By using this data set to train, test and fine-tune our AI models, we are able to provide AI driven data harmonization that delivers a single source of truth for operational intelligence. We maintain a close, collaborative relationship between our AI, firmware, and software development teams to ensure our advanced AI data highway runs efficiently.

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

Services

Hosting Services: We provide the use of our systems as a remotely hosted service, with the system server and application software residing in our colocation center or on a cloud platform provider’s infrastructure (e.g., Azure, AWS). This approach helps us reduce support costs and improve quality control. It separates the system from the restrictions of the customers’ local information technology (“IT”) networks, which helps reduce their system support efforts and makes it easier for them to receive the benefits of system enhancements and upgrades. Our hosting services are typically offered with extended maintenance and support services over a multi-year term of service and typically include renewals after the end of the initial term.

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

We provide our consulting services both as a standalone service to study the potential benefits of implementing an AIoT business intelligence solution and as part of the system implementation itself. In some instances, customers prepay us for extended maintenance, support and consulting services. In those instances, the payment amount is recorded as deferred revenue and revenue is recognized over the service period.

Growth Strategy

Our objective is to become a leading global provider of AIoT SaaS solutions for high-value enterprise and mid-market assets to drive optimized operations and create safer environments. In 2023, we consolidated and augmented many of our existing capabilities on a single customer software platform branded as “Unity”. We have designed our Unity platform to enable rapid and deep integration with AIoT devices and third-party business systems to a highly scalable data pipeline that powers AI-driven insights to help companies save lives, time, and money. Unity is an increasingly important initiative to meet our objective of becoming a leading global provider of AIoT SaaS solutions for high-value enterprise and mid-market assets to drive optimized operations and create safer environments.

In 2024, we completed the MiX Combination and the FC Acquisition, which has accelerated our strategic objectives. In 2025, we received the accolade of most innovative company in our space globally. This was independently awarded by industry experts ABI Research after their in-depth assessment of our Unity portfolio.

Building on our recent successes, we intend to prove value, retain and grow business with existing customers and pursue opportunities with new customers by:

•focusing our business solutions by vertical markets and go-to-market strategies to each market;
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
•shortening our initial sales cycles by helping our customers through:
•identifying and quantifying benefits expected from our solutions;

•accelerating transitions from implementation to roll-out; and
•building service revenue through long-term SaaS contracts;
•differentiating our product offering through analytics, machine learning, unique sensors, and value-added services;
•producing incremental revenue at a high profit margin; and
•expanding our partnerships, distribution channels, and integrations.

We also plan to expand into new applications and markets by:

•pursuing opportunities to integrate our system with computer hardware and software vendors, including:
◦OEMs;
◦transportation management systems;
◦warehouse management systems;
◦labor and time card systems;
◦enterprise resource planning; and
◦yard management systems.
•establishing relationships with global distributors; and
•evaluating and pursuing strategically sound acquisitions of companies.

Sales and Marketing

Our sales and marketing objectives are to achieve broad market awareness and penetration, with an emphasis both on expanding business opportunities with existing customers and on securing new customers.

We market our systems directly to commercial and government organizations and through indirect sales channels, such as OEMs, vehicle importers, distributors (including major telecommunication companies), and warehouse equipment dealers.

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

Customers

We market and sell our wireless solutions to a wide range of customers in the commercial and government sectors. We serve over 50,000 enterprise and mid-market customers across a wide range of industries, including construction and heavy equipment, distribution, field services, leasing and car rental, government and public safety, manufacturing and automotive, oil, gas, and chemical, transportation and logistics, utilities and telecommunications, and cold chain logistics.

While we generally enter into master agreements with our customers in the normal course of business, certain customer relationships are governed by individual asset contracts. These agreements define the terms of any sales of products and/or services by us to the applicable customer, including, but not limited to, terms regarding payment, support services, termination and assignment rights. These agreements generally obligate us only when products or services are actually sold to the customer thereunder.

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Some of our global customers that benefit from our combined solutions to power their specific AIoT and machine-to-machine mobility needs include Avis, Walmart, Toyota, and XPO Logistics. No individual customer generates revenue equal to or greater than 10% of our consolidated total revenue.

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

While some of our competitors focus exclusively on providing wireless asset management solutions, many are involved in AIoT solutions as an extension of a broader business. Many of our larger competitors are able to dedicate extensive financial resources to the research and development and deployment of wireless solutions. As government and commercial entities expand the use of wireless technologies, we expect that competition will continue to increase within our target markets.

Research and Development

Our research and development team has expertise in areas such as hardware, software and firmware development and testing, database design and data analytics, wireless communications, AI methods, mechanical and electrical engineering, and both product and project management. In addition, we utilize external contractors to supplement our team in the areas of software and firmware development, digital design, test development and product-level testing.

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

We built a portfolio of patents and patent applications relating to various aspects of our technology and products, including our wireless asset management systems, connected car products, and vehicle management systems. As of May 23, 2025, our patent portfolio includes 34 U.S. patents, 2 pending U.S. patent applications, 1 pending foreign patent applications, and 3 foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2026 and 2040. No single patent or patent family is considered material to our business.

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

In addition, following the FC Acquisition, we have expanded our trademark portfolio to include FLEET COMPLETE®, FLEET COMPLETE & Design®, HELPING FLEETS THRIVE®, CONNVEX®, CONNVEX EDGE®, CONNVEX INSIGHTS®, CONNVEX LIVE®, FIELDWORKER BY FLEET COMPLETE®, WATCHDOG®, COURIER COMPLETE®, BIGROAD®, BIGROAD Design, and BIGROAD – A Fleet Complete Company®.

We attempt to avoid infringing known proprietary rights of third parties in our product development and sales efforts. However, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential at the time of the application filing, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we may not be able to:

•obtain licenses to continue offering such products without substantial reengineering;
•re-engineer our products successfully to avoid infringement;
•obtain licenses on commercially reasonable terms, if at all;
•litigate an alleged infringement successfully; or
•settle without substantial expense and damage awards.

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

Manufacturing

We outsource our hardware manufacturing operations to contract manufacturers. This strategy enables us to focus on our core competencies - designing hardware and software systems and delivering solutions to customers – and avoid investing in capital intensive electronics manufacturing infrastructure. Outsourcing also provides us with the ability to ramp up deliveries to meet increases in demand without increasing fixed expenses.

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

In addition, some of our operations use substances regulated under various federal, state and local laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and waste and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and local laws governing chemical substances in electronic products.

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

Our subsidiary Pointer Argentina S.A. (“Pointer Argentina”) obtains domestic licenses for the deployment of our security services operation in Argentina and local operators are required to obtain a specific license for their operations.

We are currently registered by the Federal Department of Security in Mexico to provide our services.

Certain of our South African subsidiaries, including Pointer SA Pty Ltd (“Pointer South Africa”) and MiX Telematics Africa Pty Ltd (“MiX Telematics Africa”), are currently registered as security service providers under the Private Security Industry Regulation Act, 2001 in South Africa. Our products are also listed with the Independent Communications Authority of South Africa.

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

As a result of the MiX Combination and FC Acquisition, we have expanded our operations in jurisdictions such as South Africa, Canada, and certain European and Latin American countries. In these regions, we are subject to additional regulatory requirements, including those relating to the use of radio frequency equipment, environmental compliance, and industry-specific licensing.

Employees

As of June 4, 2025, we had 2,518 total employees globally, 100% of whom are full-time employees. We believe that our relationships with our employees are good.

Macroeconomic Developments

Higher interest rates, persistent inflationary pressures, fluctuations in currency values, continued supply chain disruptions, ongoing geopolitical conflicts, such as the conflict in the Middle East, have resulted in significant global economic uncertainty.

In addition, evolving monetary, fiscal, and trade policies, including the recent imposition of tariffs, have further disrupted macroeconomic stability and created additional uncertainty for global commerce, which have adversely impacted our customers, suppliers, and overall operating environment. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

Other Information

I.D. Systems, Inc. (“I.D. Systems”) was incorporated in the State of Delaware in 1993. Powerfleet, Inc. was incorporated in the State of Delaware in February 2019 for the purpose of effectuating the transactions pursuant to which we acquired Pointer (the “Pointer Merger”). Upon the closing of the Pointer Merger, Powerfleet became the parent entity of I.D. Systems and Pointer. Our website is located at www.powerfleet.com. We make available on our website and also provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the Securities and Exchange Commission (the “SEC”). Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. We also make available on this website, free of charge, our Code of Ethics for Senior Financial Officers, which applies to our principal executive officer, principal financial officer and principal accounting officer.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations. The summary below is not exhaustive, and investors should read this “Risk Factors” section in full. These and other risks are described in more detail in this Item 1A. Risk Factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•We may not realize all of the anticipated benefits of the MiX Combination and the FC Acquisition, and the continued integration of the businesses may involve challenges that could adversely affect our business, financial condition and results of operations.
•We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
•We are an international company and may be susceptible to several political, economic, trade and geographic risks that could harm our business.
•Conditions and changes in the global economic environment may adversely affect our business and financial results.
•Disruptions in our global supply chain or failures by subcontractors could materially and adversely affect our business, financial condition and results of operations.
•If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers.
•Inaccurate output from AI could result in brand and reputation damage.
•We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.
•The industry in which we operate is highly competitive, and competitive pressures from existing and new companies.
•Failure to correctly and efficiently implement ERP and customer relationship management (“CRM”) systems could have a material and adverse effect on our business.
•The international scope of our business exposes us to risks associated with foreign exchange rates, currency fluctuations and economic instability in certain emerging markets.
•We may need to obtain additional capital to fund our operations that could have negative consequences on our business.
•We rely significantly on third-party channel partners, including telecommunication companies and regional distributors, for market access and sales execution, and any disruption to, or our failure to develop and manage, our channel partners would harm our business.
•Failure to adequately protect our intellectual property rights or defend against third-party claims could materially and adversely affect our business, financial condition and results of operations.
•In connection with the MiX Combination and the FC Acquisition, we have incurred significant additional indebtedness to finance the redemption of our then-outstanding Series A convertible preferred stock and the acquisition of Fleet Complete.
•Our Israeli subsidiaries have incurred significant indebtedness.

•The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or take certain actions.
•Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
•We have reported material weaknesses in our internal control over financial reporting. If we fail to remediate the identified material weaknesses and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect our business, results of operations, and investor and customer confidence.
•Our manufacturers rely on a limited number of suppliers for several significant components and raw materials used in our products. If we or our manufacturers are unable to obtain these components or raw materials on a timely or cost-effective basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.
•The use of our products is subject to international regulations.
•The adoption of industry standards that do not incorporate the technology we use may decrease or eliminate the demand for our services or products and could harm our results of operations.
•Under the current laws in jurisdictions in which we operate, we may not be able to enforce non-compete covenants and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
•Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.
•Future sales of our common stock, including sales of our common stock acquired upon the exercise of outstanding options, may cause the market price of our common stock to decline.
•The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.
•Our Amended and Restated Certificate of Incorporation, as amended provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
•Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

Risks Related to Our Business

We may not realize all of the anticipated benefits of the MiX Combination and the FC Acquisition, and the continued integration of the businesses may involve challenges that could adversely affect our business, financial condition and results of operations.

While we have made meaningful progress integrating MiX Telematics and Fleet Complete into our operations, the ultimate success of the MiX Combination and the FC Acquisition remains subject to a number of risks and uncertainties, including our ability to fully integrate their respective operations, technologies and personnel with our existing business. We believe these transactions will provide strategic benefits and operational synergies, including cost savings, increased scale and enhanced customer offerings, but such benefits may not be realized within the anticipated timeframe, or at all.

Integrating three historically independent businesses continues to present operational, cultural and logistical challenges and may involve unexpected costs or delays. These challenges include, among other things: combining operational, financial and administrative functions; integrating enterprise resource planning (“ERP”) and other IT systems; harmonizing policies, procedures and internal controls; aligning product and service offerings; consolidating facilities and infrastructure; managing geographically dispersed operations; retaining and integrating key employees; aligning human resources practices; addressing cultural differences; coordinating sales and marketing strategies; and preserving relationships with customers, vendors and other business partners. While progress has been made, any failure to effectively address these matters may adversely affect our ability to realize all of the anticipated benefits of the MiX Combination and the FC Acquisition.

There can be no assurance that the combined business will perform as expected or that the anticipated synergies, including those related to optimizing operating models, eliminating redundancies, reallocating investments or enhancing free cash flow generation, will be fully achieved. The aggregate consideration paid in connection with the MiX Combination and the FC Acquisition may ultimately exceed the value realized from these transactions, and our assumptions regarding future financial performance, unlevered free cash flow or earnings accretion may prove inaccurate. If the MiX Combination or the FC Acquisition is not accretive to our earnings per share, the market price of our common stock could be adversely affected.

Additionally, the transactions have resulted in the incurrence of additional indebtedness and the assumption of existing and contingent liabilities of MiX Telematics and Fleet Complete, including potential tax, employee-related and other obligations, which may further limit our operational flexibility and adversely affect our financial condition.

Moreover, the continued integration efforts may divert management’s time and attention from the day-to-day operation of our business, which could disrupt ongoing operations and impede the achievement of our strategic objectives. If we are unable to fully integrate MiX Telematics and Fleet Complete, or if the combined company does not perform as anticipated, our business, financial condition, results of operations and the market price of our common stock could be materially and adversely affected.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of March 31, 2024, and March 31, 2025, we had cash (including restricted cash) and cash equivalents of $109.7 million and $48.8 million, respectively, and working capital of $126.2 million and $18.1 million, respectively. Our primary sources of cash are cash flows from the sales of products and services, our holdings of cash, cash equivalents and investments from the sale of our capital stock and borrowings under our credit facilities. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

We incurred net losses attributable to common stockholders of approximately $(16.9) million, $(17.3) million, $(19.6) million, and $(51.0) million for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024 and the year ended March 31, 2025, respectively, and have incurred additional net losses since inception. At March 31, 2024, and March 31, 2025, we had an accumulated deficit of approximately $154.8 million and $205.8 million, respectively. Our ability to increase our revenues from the sale of our solutions will depend on our ability to successfully implement our growth strategy and the continued expansion of our markets. If our revenues do not grow or if our operating expenses continue to increase, we may not be able to become profitable, and the market price of our common stock could decline.

We are an international company and may be susceptible to several political, economic, trade and geographic risks that could harm our business.

We are dependent on sales to customers outside the United States. Our international sales are likely to account for a significant percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event (for example, restrictions on international trade, imposition of tariffs, global supply chain disruptions, inflation and other cost increases, and the conflict in the Middle East, could result in a significant decline in our revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations will increase our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, international expansion efforts, ability to attract and retain employees, business, and operating results. Although we plan to implement policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

•unexpected changes in regulatory requirements;
•fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;
•imposition of tariffs and other barriers and restrictions;
•sanctions and export regulations;
•management and operation of an enterprise spread over various countries;
•the burden of complying with a variety of laws and regulations in various countries;
•application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;
•the conduct of unethical business practices in certain developing countries;
•general economic and geopolitical conditions, including inflation and trade relationships;
•war and acts of terrorism;
•kidnapping and high crime rate;
•natural disasters or pandemics (for example, the COVID-19 pandemic);
•availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and
•changes in export regulations.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Conditions and changes in the global economic environment may adversely affect our business and financial results.

The global economy continues to be adversely affected by stock market volatility, tightening of credit markets, concerns of inflation, restrictions on international trade, adverse business conditions and liquidity concerns. These events and the related uncertainty about future economic conditions could negatively impact our customers and, among other things, postpone their decision-making, decrease their spending and jeopardize or delay their ability or willingness to make payment obligations, any of which could adversely affect our business and results of operations. Uncertainty about current global economic conditions, in particular as a result of the continued supply chain disruptions, inflation and other cost increases, and the conflict in the Middle East, could also adversely affect our business and results of operations. In addition, restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where we derive a significant portion of our revenues and/or have significant supply chain operations. Restrictive measures can increase the cost of our products and can require us to take various actions, including changing suppliers, restructuring business relationships and operations, ceasing to offer and distribute affected products, services and third-party applications to our customers, and increasing the prices of our products and services. Changing our business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to our business and results of operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and we may not be able to effectively mitigate any or all adverse impacts from such measures. Beginning in the second quarter of 2025, new U.S. tariffs were announced, including additional tariffs on imports from China, Taiwan, Vietnam and the EU, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications, suspensions and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely affect our business, results of operations, financial condition and stock price.

During periods of economic downturn, our customers may decrease their demand for AIoT solutions, as well as the maintenance, support and consulting services we provide. This slowdown may have an adverse effect on the wireless solutions industry in general and on demand for our products and services, but the magnitude of that impact is uncertain. Our future growth is dependent, in part, on the demand for our products and services. Prolonged weakness in the economy may cause business enterprises to delay or cancel wireless solutions projects, reduce their overall wireless solutions budgets and/or reduce or cancel orders for our services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, and payment and collection issues, and may also result in price pressures, causing us to realize lower revenues and operating margins. Additionally, if our customers cancel or delay their wireless solutions initiatives, our business, financial condition and results of operations could be materially and adversely affected. If the current uncertainty in the general economy does not change or continue to improve, our business, financial condition and results of operations could be harmed.

Disruptions in our global supply chain or failures by subcontractors could materially and adversely affect our business, financial condition and results of operations.

Our ability to manufacture and deliver products in a timely, cost-effective and high-quality manner is dependent on a complex, global supply chain and on subcontractors for key manufacturing and fulfillment operations. We source a significant number of components—including semiconductors and telecommunications hardware—from a globally distributed network of suppliers and rely on third-party subcontractors for product assembly, testing and logistics. Any disruption or failure at any point in this network may materially impair our ability to meet customer demand.

The availability of certain critical components, particularly semiconductors, remains constrained due to global supply chain imbalances, capacity limitations and geopolitical tensions. Although conditions in the semiconductor market have stabilized somewhat, the broader supply chain remains subject to risks, including extended lead times, input cost inflation, production bottlenecks and macroeconomic disruptions. Events such as trade restrictions, tariffs, sanctions, natural disasters, regional conflicts and labor shortages continue to affect both our direct suppliers and upstream vendors.

In addition, we depend on subcontractors to manufacture and deliver finished products to customers. If these subcontractors experience quality issues, production shortfalls, labor disruptions or financial instability, our product quality, delivery timelines and customer satisfaction may suffer. The consolidation of third-party manufacturers within the electronic component industry may reduce our supplier options and increase pricing leverage in favor of those vendors, potentially resulting in higher manufacturing costs. If we are unable to pass those costs on to customers, our gross margins and profitability may be adversely affected.

There is also intense competition for access to the most qualified and reliable subcontractors. If we are unable to maintain access to such partners or if their performance deteriorates, we may face significant challenges in scaling production or ensuring service-level commitments. Any resulting failure to fulfill customer orders on time and in accordance with contractual terms could lead to business interruptions, loss of key accounts, reputational harm, damage claims and reduced revenue.

While we continuously monitor our supply chain and subcontractor performance and seek to diversify sources of supply where feasible, there can be no assurance that we will be able to effectively mitigate these risks. If we are unable to manage ongoing or future disruptions in our supply chain or subcontractor network, our business, financial condition, and results of operations could be materially and adversely affected.

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

Inaccurate output from AI could result in brand and reputation damage.

We have integrated AI and machine learning technologies into certain products and operational processes. While these technologies offer the potential for significant enhancements in performance, decision-making and customer insights, they also present material risks, including algorithmic bias, data integrity issues and lack of transparency or explainability. Inaccurate or unpredictable AI-generated outputs could result in operational failures, reputational damage, regulatory scrutiny or legal liability. Additionally, evolving AI regulations, such as the EU AI Act and prospective U.S. federal guidance, may impose additional compliance obligations, which could increase operational costs and limit certain product capabilities.

We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

We rely extensively on information technology systems, cloud infrastructure and third-party service providers to support critical business operations, including customer and financial data management. As a result, we face an increasing risk of cybersecurity threats, including ransomware attacks, insider threats and advanced persistent threats, some of which may be sponsored by nation-state actors. Despite our security measures, our information technology systems have been, and may continue to be, subject to cybersecurity threats and incidents. Any successful breach could result in unauthorized access to sensitive data, business interruption, financial loss or reputational harm. Furthermore, we are subject to various data protection laws and regulations, including the General Data Protection Regulation, the California Consumer Privacy Act and other similar international regimes. Noncompliance or breach incidents may result in significant financial penalties, remediation costs, regulatory investigations and private litigation.

The industry in which we operate is highly competitive, and competitive pressures from existing and new companies could have a material adverse effect on our financial condition and results of operations.

The industry in which we operate is highly competitive and influenced by the following:

•advances in technology;
•new product introductions;
•evolving industry standards;
•product improvements;
•rapidly changing customer needs;
•intellectual property invention and protection;
•marketing and distribution capabilities;
•ability to attract and retain highly skilled professionals;
•competition from highly capitalized companies;
•entrance of new competitors;
•ability of customers to invest in information technology; and
•price competition.

The products marketed by us, and our competitors, are becoming more complex. As the technological and functional capabilities of future products increase, these products may begin to compete with products being offered by traditional computer, network and communications industry participants that have substantially greater financial, technical, marketing and manufacturing resources than we do.

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

Failure to correctly and efficiently implement ERP and customer relationship management (“CRM”) systems could have a material and adverse effect on our business.

We have started the process of implementing an integrated ERP and CRM system, starting with our North American and European businesses, leveraging the systems used by Fleet Complete. The overall aim is to have all of our businesses on the same ERP and CRM to enable management to achieve enhanced quality, reliability and timeliness of information, improve integration and visibility of information from different countries and optimize global management of corporate processes.

The adoption of these systems, which will replace the various accounting systems within the individual operations, poses several challenges relating to, among other things, project governance, migration of data, potential instability of existing systems, changes to processes and controls, communication of new procedures, training of personnel and maintaining an effective control environment. We are aware of the potential risks associated with a global system implementation and intend to adopt mitigation plans and contingency plans, in order to ensure business continuity. However, there is no assurance that the ERP and CRM systems will be successfully implemented and failure to do so could have a material adverse effect on our operations and ability to execute on our strategy.

The international scope of our business exposes us to risks associated with foreign exchange rates, currency fluctuations and economic instability in certain emerging markets.

We report our financial results in U.S. dollars. However, a significant portion of our net sales, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. These currencies include, among others, the Euro, Israeli shekel, British pound sterling, Canadian dollar, Mexican peso, Argentine peso, Brazilian real and South African rand. As a result, fluctuations in foreign exchange rates—particularly in emerging markets—can significantly affect our reported revenue, expenses, and overall financial performance.

Currency fluctuations, especially with respect to the South African rand, Mexican peso, and Brazilian real, may materially impact our income and expenses due to the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, the majority of subscription agreements and operating expenses of our subsidiary, MiX Telematics, are denominated in foreign currencies and, therefore, subject to such fluctuations.

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

We rely significantly on third-party channel partners, including telecommunication companies and regional distributors, for market access and sales execution, and any disruption to, or our failure to develop and manage, our channel partners would harm our business.

We depend substantially on third-party channel partners—including telecommunications providers, systems integrators, value-added resellers and managed service providers—to market, sell, install and support our solutions in key domestic and international markets. These partners play a critical role in extending our global reach, accessing customer segments where direct sales are less effective or impractical, and delivering localized expertise.

Recruiting, onboarding and retaining high-performing channel partners require considerable time, effort and financial investment. We must provide ongoing training and technical support to ensure that our partners possess the necessary product knowledge and capabilities to effectively position our offerings. As we expand our business and diversify our portfolio, the management and oversight of this partner ecosystem becomes increasingly complex and resource-intensive. To stay ahead of these challenges, we must continue to invest in the development of robust governance structures, compliance protocols, performance management systems and scalable partner enablement programs. There can be no assurance that we will succeed in doing so, and failure to maintain a consistently high-performing channel may negatively impact our ability to execute our go-to-market strategy.

We cannot assure you that our existing channel partners will maintain their historical performance levels, that we will be able to retain or grow these relationships on favorable terms or that new partners will be successfully recruited or onboarded. If we are unable to establish, maintain or grow effective distribution relationships, or if our key partners fail to meet expectations or cease carrying our products, our revenues, operating margins, market share and long-term strategic objectives could be materially and adversely affected.

Failure to adequately protect our intellectual property rights or defend against third-party claims could materially and adversely affect our business, financial condition and results of operations.

Our ability to compete effectively depends in large part on our proprietary technologies and intellectual property. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how and contractual protections, including confidentiality and invention assignment agreements, to safeguard our proprietary rights. Despite these efforts, there is no assurance that our intellectual property portfolio will be able to prevent third parties from copying or otherwise obtaining and using our technology, or that our rights will not be challenged, narrowed, invalidated or circumvented.

Intellectual property protection is particularly difficult to enforce in certain jurisdictions where legal systems may not offer the same degree of protection as the United States. We may be unable to prevent unauthorized use of our technology, especially internationally, and may be limited in our ability to assert our rights due to jurisdictional barriers, enforcement limitations, or the cost and complexity of international litigation.

In addition, confidentiality agreements with our employees, contractors, consultants, advisors and third-party providers may be breached, and we may not have adequate remedies in the event of such breaches. Moreover, others may independently develop technologies or solutions that are substantially equivalent to, or derived from, ours, without violating our proprietary rights.

We may also be subject to disputes with collaborators, contractors or other third parties over ownership or licensing of intellectual property developed through joint efforts, which could result in costly and time-consuming litigation or delays in research, development or commercialization. Any such dispute, even if resolved in our favor, could divert significant management attention and financial resources.

Additionally, we have been, and may in the future become, involved in legal proceedings relating to alleged infringement of third-party intellectual property rights. Intellectual property litigation is inherently uncertain, expensive and disruptive to our business operations. Adverse outcomes in such proceedings could require us to:

•pay significant monetary damages or royalties;
•cease the manufacture, use, marketing or sale of products or services found to infringe;
•obtain licenses to third-party intellectual property, which may not be available on commercially reasonable terms, or at all; or
•redesign our products or services to avoid infringement, which could require substantial time and expense.
If we are unable to obtain necessary licenses, successfully defend against infringement claims or protect our own intellectual property rights, our ability to develop, commercialize and sell our products could be materially limited, and our financial condition and operating results could be materially and adversely affected.

In connection with the MiX Combination and the FC Acquisition, we have incurred significant additional indebtedness to finance the redemption of our then-outstanding Series A convertible preferred stock and the acquisition of Fleet Complete.

The closing of debt and/or equity financing in an amount sufficient to provide for the redemption in full in cash of all then-outstanding shares of our Series A convertible preferred stock was a condition to closing the MiX Combination. On March 7, 2024, we, together with certain of our wholly owned subsidiaries, entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), pursuant to which RMB agreed to provide us with two term loan facilities in an aggregate principal amount of $85 million, composed of Facility A and Facility B, each with a principal amount of $42.5 million (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”), the proceeds of which could be used to redeem all the then-outstanding shares our Series A convertible preferred stock and for general corporate purposes. On March 13, 2024, we drew down all $85 million available under such facilities. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Hapoalim Credit Facilities (as defined below) to redeem in full all of the then-outstanding shares of our Series A convertible preferred stock.

Additionally, on September 27, 2024, we entered into a facility agreement (the “Facility Agreement”) with RMB, pursuant to which RMB agreed to provide us with a term loan facility in an aggregate principal amount of $125 million (the “New RMB Term Facility”). On October 1, 2024, we drew down the full amount of the New RMB Term Facility and used the proceeds to pay a portion of the purchase price in the FC Acquisition.

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

On March 18, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer (together with Powerfleet Israel, the “Borrowers”) entered into an amended and restated credit agreement (as amended, the “A&R Credit Agreement”), with Bank Hapoalim B.M. (“Hapoalim”), which refinanced the facilities under, and amended and restated, the prior credit agreement, dated August 19, 2019 (as amended, the “Prior Credit Agreement”). The A&R Credit Agreement provides Powerfleet Israel with two senior secured term loan facilities denominated in New Israeli Shekel (“NIS”) in an aggregate principal amount of $30 million (comprised of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively (“Hapoalim Facility A” and “Hapoalim Facility B,” respectively, and collectively, the “Hapoalim Term Facilities”)), and two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (comprised of two revolvers in the aggregate principal amounts of $10 million and $10 million, respectively (“Hapoalim Facility C” and “Hapoalim Facility D”, respectively, and, collectively, the “Hapoalim Revolving Facilities” and, together with the Hapoalim Term Facilities, the “Hapoalim Credit Facilities”)). The outstanding amount under the facilities made available pursuant to the Prior Credit Agreement was approximately NIS 40.1 million, or $11.1 million, as of December 31, 2023. On March 18, 2024, Powerfleet

Israel drew down $30 million in cash under the Hapoalim Term Facilities and used the proceeds to prepay approximately $11.2 million, representing the remaining outstanding balance, of the term loans extended to Powerfleet Israel under the Prior Credit Agreement and distributed the remaining proceeds to Powerfleet.

On December 30, 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, which increased the principal amount available under Hapoalim Facility D from $10 million to $20 million and provides that the total principal amount of Hapoalim Facility D may be distributed to Powerfleet or any of its subsidiaries by no later than December 31, 2025, subject to certain terms and conditions of the A&R Credit Agreement.

As of March 31, 2025, the Borrowers had utilized $17.4 million under the Hapoalim Revolving Facilities. The undrawn facility balance at March 31, 2025, was $12.6 million.

Such indebtedness will have the effect, among other things, of reducing Powerfleet Israel’s and Pointer’s flexibility to respond to changing business and economic conditions, will increase our borrowing costs and, because such indebtedness is subject to floating interest rates and exposed to foreign currency fluctuations, may increase Powerfleet Israel’s and Pointer’s vulnerability to fluctuations in market interest and foreign exchange rates. The A&R Credit Agreement continues to require Powerfleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness continues to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all its assets, as well as cross guarantees between Powerfleet Israel and Pointer. This may also make it more difficult for us to engage in future transactions without the consent of the lender. The increased levels of indebtedness could also reduce funds available to engage in investments in product development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. We may be required to raise additional financing for working capital, capital expenditure, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond its control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

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

The A&R Credit Agreement contains several restrictive covenants that impose significant operating and financial restrictions on Powerfleet Israel and Pointer and limits their ability to engage in acts that may be in their long-term best interest, including restrictions on their ability to:

•incur or guarantee additional indebtedness;
•incur liens;
•sell or otherwise dispose of assets;
•enter into transactions with affiliates; and
•enter into new lines of business.

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

As a result of these restrictions, we may be:

•limited in our flexibility in planning for, or reacting to, changes in our business and the markets we serve;
•unable to raise additional debt or equity financing to fund working capital, capital expenditures, new product development expenses and other general corporate requirements; or
•unable to compete effectively or to take advantage of new business or strategic acquisition opportunities.

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

We have reported material weaknesses in our internal control over financial reporting. If we fail to remediate the identified material weaknesses and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect our business, results of operations, and investor and customer confidence.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a management certification and an independent auditor attestation regarding the effectiveness of our internal control over financial reporting. We are required to report, among other things, control deficiencies that constitute a “material weakness” or any changes in internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

In 2025, we identified two material weaknesses related to:

•Design and execution of controls over journal entries at I.D. Systems and Pointer Recuperación de México, S.A. de C.V. (“Pointer Mexico”); and
•Controls over the financial close and reporting process at Fleet Complete - specifically, the controls to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements.
For a discussion of the material weaknesses and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K. We successfully remediated the previously disclosed material weaknesses relating to controls over the redemption premium on our convertible redeemable preferred stock, determination of standalone selling price, capitalized software costs and the financial statement close process, as of March 31, 2025. However, there can be no assurance that our current remediation efforts will be successful or that new material weaknesses will not arise in the future.

If we fail to remediate our existing material weakness or to maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, results of operations, and investor and customer confidence. In addition, the identification and disclosure of any future material weaknesses, even if promptly remediated, could negatively impact market perception and the trading price of our common stock.

We also face risks associated with the cost of establishing effective control over financial reporting, insofar as we expect to continue to incur increased costs related to our control over financial reporting to remediate the above-described material weaknesses and further improve our internal control environment.

Our manufacturers rely on a limited number of suppliers for several significant components and raw materials used in our products. If we or our manufacturers are unable to obtain these components or raw materials on a timely or cost-effective basis, we will be unable to meet our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

We rely on a limited number of suppliers for the components and raw materials used in our products. Although there are many suppliers for most of our component parts and raw materials, we are dependent on a limited number of suppliers for many of our significant components and raw materials. This reliance involves several significant risks, including:

•unavailability of materials and interruptions in delivery of components and raw materials from our suppliers, which could result in manufacturing delays;
•fluctuations in the quality of components and raw materials; and
•increases in the price of components and raw materials due to factors such as supply constraints, inflationary pressures, and changes in trade policy, including the imposition of tariffs or import and export restrictions.

Recent changes in international trade policy have introduced new or increased tariffs on a range of imported materials and components, including those sourced from regions such as China and other key manufacturing hubs. These tariffs may increase our procurement costs and reduce pricing flexibility, particularly if we are unable to pass on such cost increases to customers. Moreover, ongoing uncertainty regarding the scope and duration of tariff regimes and other trade barriers may make it more difficult to forecast costs and manage supply chain planning. If we are unable to mitigate these impacts through alternative sourcing, pricing strategies or supply chain adjustments, our business, financial condition and results of operations could be materially and adversely affected.

In addition, we currently do not have any long-term or exclusive purchase commitments with any of our suppliers. In addition, our suppliers may enter into exclusive arrangements with our competitors, be acquired by our competitors, or stop selling their products or components to us on commercially reasonable terms or at all. We may not be able to develop alternative sources for the components and raw materials. Even if alternate suppliers are available to us or our manufacturers, identifying them is often difficult and time-consuming. If we or our manufacturers are unable to obtain an ample supply of product or raw materials from our existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders, which could reduce our revenues, subject us to claims for damages and adversely affect our relationships with our customers.

The use of our products is subject to international regulations.

The use of our products is subject to regulatory approvals of government agencies in each of the countries in which our systems are operated, including Israel. Our operators typically must obtain authorization from each country in which our systems and products are installed. While in general, operators have not experienced problems in obtaining regulatory approvals to date, the regulatory schemes in each country are different and may change from time to time. We cannot guarantee that the approvals which our operators have obtained will remain sufficient in the view of regulatory authorities. In addition, we cannot assure you that third party operators of our systems and products will obtain licenses and approvals in a timely manner in all jurisdictions in which we wish to sell our systems or that restrictions on the use of our systems will not be unduly burdensome.

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

We currently have non-competition agreements with many of our employees. However, due to the difficulty of enforcing non-competition agreements globally, not all of our employees in foreign jurisdictions have such agreements. These agreements generally prohibit our employees, if they cease working for us, from directly competing with us or working for our competitors for a certain period of time following termination of their employment agreements. Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or its intellectual property. If we cannot demonstrate that harm would be caused to us, we may be unable to prevent our competitors from benefiting from the expertise of our former employees.

In the United States, the legal landscape regarding non-competes is rapidly evolving. In April 2024, the Federal Trade Commission (“FTC”) finalized a rule broadly prohibiting most non-compete clauses, with limited exceptions for senior executives. Although the rule was set to take effect in September 2024, federal courts enjoined its enforcement shortly before implementation. Following the 2024 U.S. presidential election, the new presidential administration halted appeals of these rulings and signaled a departure from the prior administration’s position. As a result, the FTC’s non-compete ban is not currently in effect, and its future remains uncertain. As a result, there is ongoing uncertainty regarding the long-term enforceability of non-competition agreements with employees in the United States. If future legislation, judicial decisions or regulatory actions further limit or invalidate the use of non-compete agreements, our ability to prevent former employees, who received training and experience through their employment with us, from using their knowledge of our business and operations to compete with us.

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

Our subsidiaries Powerfleet Israel and Pointer operate in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, Israel has experienced numerous armed conflicts with neighboring Arab countries, as well as persistent hostilities involving Iran and Iran-backed groups, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last several years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel. In June 2025, hostilities escalated into direct military conflict between Israel and Iran, further increasing regional instability. As of the date of this report, the conflict in the Middle East remains ongoing and has had an adverse impact on, and may continue to adversely impact, our supply chain, our ability to manufacture and deliver products in Israel to customers and the stability of our Israeli workforce. Ongoing unrest and political instability in other countries in the region, including Syria, Iraq and Iran, further contribute to uncertainty in the Middle East, and the potential impact of these developments on Israel’s security situation remains unpredictable.

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

Any downturn in the Israeli economy may also have a significant impact on our business. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. The revenues of certain of our products and services may be adversely affected if fewer vehicles are used as a result of an economic downturn in Israel, an increase in use of mass transportation, an increase in vehicle related taxes, an increase in the imputed value of vehicles provided as a part of employee compensation or other macroeconomic changes affecting the use of vehicles. In addition, our security services significantly depend on Israeli insurance companies mandating subscription to a service such as the Company’s. If Israeli insurance companies cease to require such subscriptions, our business could be significantly adversely affected. We also rely on the renewal and retention of several operating licenses issued by certain Israeli regulatory authorities. Should such authorities fail to renew any of these licenses, suspend existing licenses, or require additional licenses, we may be forced to suspend or cease certain services we provide.

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

The South African government established a legislative framework for the promotion of Broad-Based Black Economic Empowerment (“B-BBEE”). Achievement of B-BBEE objectives is measured by a scorecard which establishes a weighting for the various components of B-BBEE which relates to:

•Ownership – measuring the share of Black ownership and corresponding rights in the business, including voting rights among others;
•Management Control – reflecting the percentage of Black people in managerial positions ranging from junior management upwards;
•Skills Development – measuring the amount of money that was spent on the training and development of Black people including amongst others short courses, bursaries and learnerships;
•Enterprise and Supplier Development (including Preferential Procurement) – with enterprise development measuring contributions to, and the development of small Black-owned businesses with the objective of enabling them to supply goods and services to the company in the future; with supplier development measuring contributions to, and the development of Black-owned suppliers to help grow their businesses; and with preferential procurement measuring the extent to which goods and services are procured from suppliers that are empowered and have a good B-BBEE rating; and
•Socio-Economic Development – assessing the initiatives that the company supports often to the benefit of groups of individuals and communities with the objective of promoting income-generating activities and sustainable access to the economy for these beneficiaries.

The B-BBEE Codes have a continuous review process and are updated from time to time. Various amendments and clarifications with more onerous compliance requirements have been made over the years.

Our subsidiary, MiX Telematics Enterprise SA Pty Ltd (“MiX Enterprise”), engages with government and state-owned enterprises in tendering for business and is therefore required to maintain at least a certain B-BBEE contributor level to continue to provide the service. Currently, certain material end-customers require MiX Enterprise to maintain level 1 or 2 B-BBEE contributor status as measured under the new B-BBEE Codes.

Furthermore, certain employment equity regulations and legislative measures that have been enacted in South Africa impose robust compliance obligations on employers in South Africa, which include establishment of numerical targets for employment equity and development and implementation of an employment equity plan for the next five years.

Failing to achieve applicable B-BBEE and EE objectives could result in financial penalties and could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or state-owned enterprises that could materially and adversely affect our business, financial condition and results of operations.

Socio-economic inequality in South Africa or regionally may subject us to political and economic risks, which may affect the ownership or operation of our business.

We own significant operations in South Africa. As a result, we are subject to political and economic risks relating to South Africa. Although political conditions in South Africa are generally stable, recent geopolitical developments. including possible sanctions may negatively impact the international sentiment towards South Africa, which may, in turn, materially and adversely affect our business, financial condition and results of operations. These risks may include changes in legislation, arbitrary interference with private ownership of contract rights, and changes to exchange controls, taxation and other laws or policies affecting foreign trade or investment and could materially and adversely affect our business, financial condition and results of operations. Any resultant changes in investment ratings, regulations and policies or a shift in political attitudes both within and towards South Africa are beyond our control and could materially and adversely affect our business, financial condition and results of operations.

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

We have 133,370,542 shares of common stock outstanding as of June 25, 2025, of which 125,479,189 shares are freely transferable without restriction, and 7,891,353 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of June 25, 2025, time-based options and market-based stock options subject to performance-based vesting conditions, to purchase 1,890,000 and 5,200,000 shares of our common stock, respectively, were issued and outstanding, of which 1,627,000 and 0, respectively, have vested. As of March 31, 2025, the weighted-average exercise price of the vested non-market-based stock options was $6.37. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold on the public market, the market value of our common stock could be adversely affected.

The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of June 25, 2025, our executive officers and directors beneficially owned, in the aggregate, approximately 5.9% of our outstanding common stock, not including approximately 965,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options and stock appreciation rights, or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•the election of directors;
•adoption of stock option or other equity incentive compensation plans;
•the amendment of our organizational documents; and
•the approval of certain mergers and other significant corporate transactions, including the sale of substantially all of our assets.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
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

Our Chief Information Security Officer (“CISO”), together with the Information Security Steering Committee (the “ISS Committee”), reports to the board on material cybersecurity risks, initiatives, and any material cyber events on an ongoing basis, as well as establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. In managing cybersecurity risks, we adhere to a structured framework that outlines the roles and responsibilities of board and management positions and committees.

Our CISO, together with the ISS Committee, plays a pivotal role in the governance of our cybersecurity posture. Members of the ISS Committee are selected for their domain-specific expertise and strategic vision, with representation from our IT, security, finance, legal, operations, and compliance sectors. The ISS Committee is an assembly of cross-functional senior leaders from various groups within our company. Led by the CISO, the ISS Committee’s function extends to the formulation of cybersecurity policies, setting risk management priorities and driving the adoption of security best practices across our company. By leveraging the collective expertise of the ISS Committee, we ensure cybersecurity considerations are integrated into our company’s organizational strategy and decision-making processes. Our CISO leads our cybersecurity initiative, holding various IT and security certificates and possessing over 20 years of experience in risk assessments, regulatory compliance (across various frameworks such as ISO 27001, NIST, and GDPR), threat intelligence gathering, and orchestrating coordinated incident response efforts. Our CISO ensures that our cybersecurity team is equipped with up-to-date threat intelligence and uses industry leading tools for threat monitoring and incident response.

The cybersecurity team, led by our CISO, is a collective of highly qualified individuals with diverse backgrounds in IT, security, cyber risk management, and digital forensics, and holding various professional certifications (such as CISA, GRCP, IPMP, IDPP, CEH, ISO27001). Under the CISO’s leadership, our cybersecurity team continuously monitors threats and implements necessary security controls, conducting regular reviews and updates to the cybersecurity strategy. Any potential or actual cybersecurity incidents are assessed for their financial impact by our Director of SNM and reported to our Chief Financial Officer for a comprehensive risk analysis.

Our CISO and Chief Innovation Officer report material cybersecurity risks to our board of directors based on their and the ISS Committee’s assessment of risk.

Cybersecurity Risk Management and Strategy

Our processes for assessing, identifying, and managing cybersecurity threats are designed to be thorough and transparent, ensuring that investors have a clear understanding of our commitment to cybersecurity and are integrated into our overall risk management processes.

Our cybersecurity team collaborates with leaders from each department to ensure cybersecurity risks are considered alongside operational, financial, and strategic risks. As part of our enterprise risk management program, we conduct regular cybersecurity risk assessments to identify cybersecurity threats. We also perform targeted assessments following any material changes that may affect production or information systems, as well as Powerfleet-specific or industry-wide vulnerabilities. These assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

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

We have processes in place to manage and mitigate risks associated with the use of third-party service providers, including, but not limited to conducting due diligence before onboarding new service providers and continuously monitoring their compliance with our security standards. We require service providers to undergo regular security assessments, and we ensure that such providers have robust incident response plans in place during our engagement.

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

Item 2. Properties
Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Florida and Texas. Our New Jersey offices measure approximately 1,000 square feet and are leased space. Our Florida offices consist of approximately 30,416 square feet of leased administrative and warehouse space and our Texas offices consist of approximately 5,514 square feet of leased administrative space.

We also lease space in Canada and Mexico, as well as in other international locations for our operations across South America, Europe, Africa, Australia and Asia.

We also lease a call center and warehouse space and additional smaller facilities and antenna sites in various locations in Israel.

We believe that our existing facilities are adequate for our existing needs.

Item 3. Legal Proceedings
The information contained in Note 18 to our consolidated financial statements included in this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “AIOT” and the Johannesburg Stock Exchange (“JSE”) under the symbol “PWR.”

Holders

As of June 25, 2025, there were 18 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of AIoT solutions providing valuable business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our Unity data highway and AIoT ecosystem is the centerpiece of our strategy. Unity has the capability to ingest data from multiple data sources, harmonizing and transforming the dataset, and delivering simply understood insights through a unified SaaS platform and deep integrations with customer business systems.

Unity provides mission-critical solutions from warehouse to trailer to vehicle, allowing customers to consolidate suppliers and gain end-to-end control of their operations in a single pane of glass.

Unity enables customers to consume their data in multiple ways, from data-powered applications to unified operations integrations, which provide the ability to improve performance of the asset, the individual in charge of the asset, and the business process, continuously improving our customers’ business performance.

Within the Unity ecosystem, our Powerfleet for Warehouse and Factory AIoT solutions are designed to provide on-premise or in-facility asset and operator management, monitoring, and visibility for warehouse and factory trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency technology.

Additionally, within the Unity ecosystem, our Powerfleet for On-Road AIoT solutions are designed to provide bumper-to-bumper AIoT asset management, monitoring, and visibility for over-the-road based assets such as heavy trucks, dry-van trailers, refrigerated trailers and shipping containers and their associated cargo. These AIoT solutions provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. Our On-Road AIoT solutions extend to all mobile assets, whether it is a rental car, a private fleet, or automotive OEM partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs, enhance safety and sustainability, deliver compliance, and improve customer service.

Our patented technologies are proven solutions for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, MiX by Powerfleet and Fleet Complete.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $205.8 million as of March 31, 2025.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. We believe the following accounting policies involve a high degree of judgment and complexity, and our other significant accounting policies are described in Note 2 to our consolidated financial statements included in this Form 10-K. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions used by our management are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated results are described below.

Goodwill and Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We operate with one operating segment, which is our only reporting unit and segment presented in the consolidated financial statements. We test our goodwill for impairment annually, which is October 1 or when an indicator of impairment exists, by comparing the fair value of the reporting unit to its carrying value.

We test for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. As of October 1, 2024, we performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach. The fair value of the reporting unit was substantially more than its carrying value.

For the year ended March 31, 2025, we performed a qualitative assessment of goodwill. We considered such factors as our market capitalization as of March 31, 2025, and over a certain period of time, macroeconomic conditions, industry and market considerations, and overall financial performance. The fair value of the reporting unit was substantially more than its carrying value. For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, we did not incur an impairment charge.

Business Combinations

We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. We used discounted cash flow analyses, to assess certain components of our purchase price allocation. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair values, we used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values.

During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase to the extent we identify adjustments to the preliminary fair values. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the Consolidated Statement of Operations.

Results of Operations

The following table sets forth certain items related to our Consolidated Statement of Operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended December 31,		Three Months Ended March 31,		Year Ended March 31,
	2022	2023	2024	2025 (Unaudited)	2025
Revenues:
Products	41.9%	37.2%	35.8%	21.1%	23.6%
Services	58.1%	62.8%	64.2%	78.9%	76.4%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	31.3%	27.2%	28.2%	17.5%	17.1%
Cost of services	20.9%	22.6%	23.8%	29.6%	29.2%
Total cost of revenues	52.2%	49.8%	52.0%	47.2%	46.3%

Gross profit	47.8%	50.2%	48.0%	52.8%	53.7%

Operating expenses:
Selling, general and administrative expenses	46.7%	53.3%	64.7%	54.8%	56.4%
Research and development expenses	6.2%	6.3%	6.0%	4.7%	4.4%
Total operating expenses	52.9%	59.5%	70.7%	59.6%	60.8%

Loss from operations	(5.1)%	(9.4)%	(22.7)%	(6.7)%	(7.1)%

Interest income	0.1%	0.1%	0.8%	0.1%	0.3%
Interest expense, net	0.7%	(1.2)%	(2.1)%	(5.5)%	(5.6)%
Bargain purchase - Movingdots	—%	6.8%	—%	—%	—%
Other income (expense), net	0.0%	—%	0.0%	(0.2)%	(0.3)%

Net loss before income taxes	(4.3)%	(3.8)%	(24.2)%	(12.3)%	(12.8)%

Income tax expense	(0.6)%	(0.4)%	(1.0)%	0.3%	(1.2)%

Net loss before non-controlling interest	(5.0)%	(4.2)%	(25.2)%	(12.0)%	(14.1)%
Non-controlling interest	0.0%	0.0%	0.0%	0.0%	0.0%

Net loss	(5.0)%	(4.2)%	(25.2)%	(12.0)%	(14.1)%

Accretion of preferred stock	(4.3)%	(5.3)%	(29.6)%	—%	—%
Preferred stock dividend	(3.1)%	(3.4)%	(3.3)%	—%	0.0%

Net loss attributable to common stockholders	(12.4)%	(12.9)%	(58.2)%	(12.0)%	(14.1)%

Year Ended March 31, 2025 Compared to Year Ended December 31, 2023

REVENUES. Revenues increased by $228.8 million, or 171.1%, to $362.5 million in the year ended March 31, 2025, from $133.7 million in the year ended December 31, 2023.

Revenues from products increased by $35.8 million, or 72.1%, to $85.6 million in the year ended March 31, 2025, from $49.7 million in the year ended December 31, 2023. The increase in product revenues was primarily due to the MiX Telematics business acquired, which contributed $31.8 million, and the Fleet Complete business acquired, which contributed $9.5 million, in product revenues for the year ended March 31, 2025, offset by lower demand from logistics customers in North America.

Revenues from services increased by $192.9 million, or 229.7%, to $276.9 million in the year ended March 31, 2025, from $84.0 million in the year ended December 31, 2023. The increase in services revenues was principally due to the MiX Telematics business acquired, which contributed $139.4 million, and the Fleet Complete business acquired, which contributed $49.5 million, in service revenues for the year ended March 31, 2025.

COST OF REVENUES. Cost of revenues increased by $101.3 million, or 152.0%, to $168.0 million in the year ended March 31, 2025, from $66.7 million in the year ended December 31, 2023. The MiX Telematics business acquired contributed $71.8 million, and the Fleet Complete business acquired contributed $18.3 million to cost of revenues for the year ended March 31, 2025. Gross profit was $194.5 million in the year ended March 31, 2025, compared to $67.1 million in the year ended December 31, 2023. As a percentage of revenues, gross profit increased to 53.7% in the year ended March 31, 2025 from 50.2% in the year ended December 31, 2023.

Cost of products increased by $25.6 million, or 70.2%, to $62.0 million in the year ended March 31, 2025, from $36.4 million in the year ended December 31, 2023. Gross profit for products was $23.6 million in the year ended March 31, 2025, compared to $13.3 million in the year ended December 31, 2023. As a percentage of product revenues, gross profit increased to 27.6% in the year ended March 31, 2025 from 26.8% in the year ended December 31, 2023. The increase in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by higher margin product lines.

Cost of services increased by $75.8 million, or 250.4%, to $106.0 million in the year ended March 31, 2025, from $30.3 million in the year ended December 31, 2023. The MiX Telematics business acquired contributed $49.5 million, the Fleet Complete business acquired contributed $11.2 million, and the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles contributed $14.8 million to cost of services for the year ended March 31, 2025. Gross profit for services was $170.9 million in the year ended March 31, 2025, compared to $53.7 million in the year ended December 31, 2023. As a percentage of service revenues, gross profit decreased to 61.7% in the year ended March 31, 2025 from 64.0% in the year ended December 31, 2023. The decrease in gross profit as a percentage of revenues was mainly due to the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $133.1 million, or 186.8%, to $204.4 million for the year ended March 31, 2025, compared to $71.3 million for the year ended December 31, 2023. The increase was primarily driven by the inclusion of SG&A expenses from the MiX Telematics business acquired, which contributed $73.9 million, and the Fleet Complete business acquired, which contributed $28.0 million. In addition, the increase reflects $21.3 million in acquisition-related expenses, $4.9 million in integration-related costs, $10.1 million in restructuring charges, and $4.7 million in accelerated stock-based compensation expenses, all incurred during the year ended March 31, 2025. As a percentage of revenues, SG&A expenses, excluding $41.1 million in acquisition-related, restructuring and accelerated stock-based compensation costs, decreased to 45.0% in the year ended March 31, 2025, from 53.3% in the year ended December 31, 2023.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by $7.7 million, or 91.7%, to $16.1 million in the year ended March 31, 2025, compared to $8.4 million in the year ended December 31, 2023, principally due to $5.9 million incurred from the MiX Telematics business acquired, and $2.5 million incurred from the Fleet Complete business acquired, following completion of the transactions. As a percentage of revenues, R&D expenses decreased to 4.4% in the year ended March 31, 2025, from 6.3% in the year ended December 31, 2023.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $51.0 million, or $(0.43) per basic and diluted share, for the year ended March 31, 2025, as compared to net loss of $17.3 million, or $(0.49) per basic and diluted share, for the year ended December 31, 2023. The net loss was primarily the result of $21.3 million in acquisition-related expenses, $4.9 million in integration-related costs, $10.1 million in restructuring costs, and $14.8 million from the comme ncement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles, partially offset by $0.5 million gain in other income from the derivative mark-to-market adjustment.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

REVENUES. Revenues increased by $69.9 million, or 207.2%, to $103.6 million in the three months ended March 31, 2025, from $33.7 million in the same period in 2024.

Revenues from products increased by $9.8 million, or 81.0%, to $21.9 million in the three months ended March 31, 2025, from $12.1 million in the same period in 2024. The increase in product revenues was primarily due to the MiX Telematics business acquired, which contributed $6.2 million, and the Fleet Complete business acquired, which contributed $4.6 million, in product revenues for the three months ended March 31, 2025, offset by lower demand from logistics customers in North America.

Revenues from services increased by $60.1 million, or 277.5%, to $81.8 million in the three months ended March 31, 2025, from $21.7 million in the same period in 2024. The increase in services revenues was primarily due to the MiX Telematics business acquired, which contributed $34.6 million, and the Fleet Complete business acquired, which contributed $24.7 million, in service revenues for the three months ended March 31, 2025.

COST OF REVENUES. Cost of revenues increased by $31.3 million, or 178.7%, to $48.9 million in the three months ended March 31, 2025, from $17.5 million for the same period in 2024. The MiX Telematics business acquired contributed $18.1 million, and the Fleet Complete business acquired contributed $9.1 million to cost of revenues for the three months March 31, 2025. Gross profit was $54.8 million in the three months ended March 31, 2025, compared to $16.2 million for the same period in 2024. As a percentage of revenues, gross profit increased to 52.8% in the three months ended March 31, 2025 from 48.0% in the same period in 2024.

Cost of products increased by $8.6 million, or 90.8%, to $18.2 million in the three months ended March 31, 2025, from $9.5 million in the same period in 2024. Gross profit for products was $3.7 million in the three months ended March 31, 2025, compared to $2.6 million in the same period in 2024. As a percentage of product revenues, gross profit decreased to 17.0% in the three months ended March 31, 2025 from 21.2% in the same period in 2024. The decrease in gross profit as a percentage of product revenues was principally due to a larger proportion of sales being driven by lower margin product lines.

Cost of services increased by $22.7 million, or 282.9%, to $30.7 million in the three months ended March 31, 2025, from $8.0 million in the same period in 2024. The MiX Telematics business acquired contributed $13.3 million, the Fleet Complete business acquired contributed $5.5 million, and the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles contributed $5.2 million to cost of services for the three months ended March 31, 2025. Gross profit for services was $51.0 million in the three months ended March 31, 2025, compared to $13.6 million in the same period in 2024. As a percentage of service revenues, gross profit decreased to 62.4% in the three months ended March 31, 2025 from 63.0% in the same period in 2024. The decrease in gross profit as a percentage of revenues was mainly due to the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $35.0 million, or 160.3%, to $56.8 million in the three months ended March 31, 2025, compared to $21.8 million in the same period in 2024, principally due to the MiX Telematics business acquired, which contributed $20.6 million, and the Fleet Complete business acquired, which contributed $13.1 million, of SG&A expenses for the three months ended March 31, 2024. SG&A expenses included $0.4 million in acquisition-related expenses, $2.6 million in integration related expenses and $7.0 million in restructuring costs for the three months ended March 31, 2025. As a percentage of revenues, SG&A expenses, excluding $10.1 million in acquisition-related, integration related and restructuring, decreased to 45.0% in the three months ended March 31, 2025, from 64.7% in the same period in 2024.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by $2.9 million, or 143.0%, to $4.9 million in the three months ended March 31, 2025, compared to $2.0 million in the same period in 2024, principally due to $1.6 million incurred from the MiX Telematics business acquired, and $1.3 million incurred from the Fleet Complete business acquired, following completion of the transactions. As a percentage of revenues, R&D expenses decreased to 4.7% in the three months ended March 31, 2025, from 6.0% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $12.4 million, or $(0.09) per basic and diluted share, for the three months ended March 31, 2025, as compared to net loss of $19.6 million, or $(0.55) per basic and diluted share, for the same period in 2024. The net loss was primarily the result of $0.4 million in acquisition-related expenses

, $2.6 million in integration-related costs, $7.0 million in restructuring costs, and $5.2 million from the commencement of amortization of MiX Telematics and Fleet Complete acquisition-related intangibles.

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

Non-GAAP Financial Information

We use certain measures to assess the financial performance of our business, as well as to comply with the reporting requirements of the JSE. Certain of these measures are termed “non-GAAP measures” because they exclude amounts that are included in, or include amounts that are excluded from, the most directly comparable measure calculated and presented in accordance with GAAP, or are calculated using financial measures that are not calculated in accordance with GAAP. These non-GAAP measures include adjusted EBITDA, headline loss, and headline loss per common share.
An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations is set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measures that are calculated in accordance with GAAP.
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend and accretion, interest expense (net), other (income) expense, net, income tax expense (benefit), depreciation and amortization, stock-based compensation, foreign currency (gains) losses, restructuring-related expenses, gain on bargain purchase (Movingdots), severance-related expenses, derivative mark-to market adjustment, recognition of pre-October 1, 2024 contract assets (Fleet Complete), Movingdots-related expenses, acquisition-related expenses, and integration-related expenses.
We have included adjusted EBITDA in this Form 10-K because it is a key measure that our management and board of directors use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. Because our method for calculating adjusted EBITDA may differ from other companies’ methods, the non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

A reconciliation of net loss attributable to common stockholders (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Year Ended December 31,		Three Months Ended March 31,		Year Ended March 31,
(In thousands)	2022	2023	2024	2025	2025
Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,640)	$(12,439)	$(51,012)
Non-controlling interest	2	35	12	1	18
Preferred stock dividend and accretion	10,137	11,632	11,125	—	25
Interest expense, net	1,624	1,903	601	5,560	19,404
Other (income) expense, net	(24)	(3)	55	—	—
Income tax expense (benefit)	870	589	352	(304)	4,517
Depreciation and amortization	8,262	9,445	1,943	14,452	47,494
Stock-based compensation	4,343	3,908	1,028	924	9,362
Foreign currency (gains) losses	(1,842)	(839)	43	502	1,790
Restructuring-related expenses	—	711	324	6,969	10,077
Gain on bargain purchase - Movingdots	—	(9,034)	—	—	—
Severance-related expenses	1,667	134	—	—	—
Derivative mark-to-market adjustment	—	—	—	(29)	(504)
Recognition of pre-October 1, 2024 contract assets (Fleet Complete)	—	—	—	1,768	3,809
Movingdots-related expenses	—	317	—	—	—
Acquisition-related expenses	—	5,140	6,078	428	21,300
Integration-related expenses	—	—	—	2,592	4,851
Adjusted EBITDA	$8,148	$6,631	$1,921	$20,424	$71,131
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
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure; and
•certain of the adjustments (such as restructuring-related expenses and integration-related expenses) made in calculating adjusted EBITDA are those that management believes are not representative of our underlying operations and, therefore, are subjective in nature.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including loss from operations, net loss and our other results.

Headline Loss per Share
In connection with our secondary listing on the JSE, we are required to calculate and publicly disclose headline loss per share and diluted headline loss per share. Headline loss per share is calculated using net loss which has been determined in accordance with GAAP.
Headline loss for the period represents the loss for the period attributable to our common stockholders adjusted for the remeasurements that are more closely aligned to the operating or trading results as set forth below, and headline loss per share represents headline loss divided by the weighted average number of shares of common stock outstanding.
The table below presents a reconciliation between net loss attributable to common stockholders to headline loss for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025.

	Year Ended December 31,		Three Months Ended March 31,		Year Ended March 31,
(In thousands, except per share data)	2022	2023	2024	2025	2025
Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,639)	$(12,439)	$(51,012)
Adjusted for:
Bargain purchase - Movingdots	—	(9,034)	—	—	—
Profit on sale of plant and equipment	—	—	—	(21)	(17)
Impairment of intangibles	—	—	—	—	3
Tax effect	—	—	—	5	5
Headline loss	$(16,891)	$(26,341)	$(19,639)	$(12,455)	$(51,021)

Weighted average common shares outstanding on which the net loss attributable to common shareholders per share and headline loss per share has been calculated - basic and diluted	35,393	35,628	35,813	132,793	119,877

Net loss per share attributable to common stockholders – basic and diluted	$(0.48)	$(0.49)	$(0.55)	$(0.09)	$(0.43)

Headline loss per share attributable to common stockholders – basic and diluted	$(0.48)	$(0.74)	$(0.55)	$(0.09)	$(0.43)
The above disclosure was prepared for the purpose of complying with the reporting requirements of the JSE and includes certain non-GAAP measures, such as headline loss and headline loss per common share, and related reconciliations.

Liquidity and Capital Resources

On April 2, 2024, we consummated the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. The Implementation Agreement required, as a condition to closing of the MiX Combination, that we obtain debt and/or equity financing in an amount sufficient to provide for the redemption in full of all then-outstanding shares of our Series A convertible preferred stock. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from the RMB Facilities described below and incremental borrowing capacity as a result of the refinancing of Hapoalim Credit Facilities to redeem the full $90.3 million value of the then-outstanding shares of Series A convertible preferred stock.

In addition, our wholly owned subsidiaries, Powerfleet Israel and Pointer were party to the Prior Credit Agreement with Hapoalim, pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities denominated in NIS in an initial aggregate principal amount of $30 million (composed of two facilities in the aggregate principal amounts of $20 million and $10 million, respectively) and a five-year revolving credit facility to Pointer denominated in NIS in an initial aggregate principal amount of $10 million. The proceeds of the term loan facilities were used to finance a portion of the cash consideration payable in our acquisition of Pointer.

On March 18, 2024, the Borrowers entered into the A&R Credit Agreement, which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30 million (composed of Hapoalim Facility A and Hapoalim Facility B in the aggregate principal amounts of $20 million and $10 million, respectively) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20 million (composed of Hapoalim Facility C and Hapoalim Facility D in the aggregate principal amounts of $10 million and $10 million, respectively). The Hapoalim Term Facilities will mature on March 18, 2029. The Hapoalim Revolving Facilities are available for successive one-month periods until and including February 27, 2026, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Hapoalim Revolving Facilities.

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

As of March 31, 2025, Powerfleet Israel had utilized approximately $17.4 million under the Hapoalim Revolving Facilities.

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

Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350 million (the equivalent of $19.0 million as at March 31, 2025) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. The RMB General Facility repayment terms were extended by a further 365 days based on the same terms and conditions of the Facility Agreement entered into on March 7, 2024. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly.

During April 2025, the RMB General Facility repayment terms were extended by an additional 365 days on the same terms and conditions of the Facilities Agreement. As of March 31, 2025, $18.0 million of the RMB General Facility was utilized.

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

As a result of global supply chain disruptions, the conflict in the Middle East, rising interest rates, fluctuations in currency values, restrictions on international trade (such as tariffs and other controls on imports or exports of goods, technology or data) and inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase the available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under our revolving credit facility.

Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. Management believes our cash and cash equivalents (including restricted cash) of $48.8 million as of March 31, 2025, in conjunction with cash expected to be generated from the execution of our strategic plan over the next 12 months and proceeds from our credit facilities, are sufficient to fund the projected operations for at least the next 12 months from the issuance date of these consolidated financial statements (June 26, 2025) and service our outstanding obligations. Such expectation is based, in part, on the achievement of a certain volume of assumed revenue and gross margin; however, there is no guarantee we will achieve this amount of revenue and gross margin during the assumed time period. Management assessed various additional operating cost reduction options that are available to us and would be implemented, if assumed levels of revenue and gross margin are not achieved and additional funding is not obtained.

Capital Requirements

As of March 31, 2025, we had cash and cash equivalents (including restricted cash) of $48.8 million and working capital of $18.1 million compared to cash and cash equivalents (including restricted cash) of $109.7 million and working capital of $126.2 million as of March 31, 2024. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. The FC Acquisition and MiX Combination are also expected to be a source of positive cash flow. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities
During the year ended March 31, 2025, net cash used in operating activities was $3.3 million, compared to net cash provided by operating activities of $4.4 million during the year ended December 31, 2023. The net cash used in operating activities for the year ended March 31, 2025 primarily included non-cash charges of $47.5 million for depreciation and amortization expense, $9.4 million for bad debts expense, $9.4 million for stock-based compensation, $5.0 million for ROU asset amortization, $4.5 million for inventory write-downs, $1.1 million for other non-cash items and $0.9 million for shares issued for transaction bonuses in connection with the MiX Combination, partially offset by $0.5 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:
•an increase in accounts receivables of $14.0 million;
•a decrease in accounts payable of $12.2 million;
•a decrease in deferred costs of $8.4 million; and
•a decrease in lease liabilities of $4.6 million; offset by
•a decrease in inventory, net of write-downs of $5.7 million;
•a decrease in prepaid expenses and other assets of $5.5 million;
•an increase in deferred revenue of $1.7 million; and
•an increase in net severance fund of $1.2 million.

During the three months ended March 31, 2025, net cash provided by operating activities was $13.5 million, compared to net cash used in operating activities of $0.2 million for the same period in 2024. The net cash used in operating activities for the three months ended March 31, 2025 primarily included non-cash charges of $14.5 million for depreciation and amortization expense, $2.9 million for inventory write-downs, $2.2 million for bad debts expense, $0.9 million for stock-based compensation, $0.7 million for right-of-use asset amortization and $0.3 million for other non-cash items. Changes in operating assets and liabilities included:
•a decrease in deferred costs of $3.3 million; and
•a decrease in lease liabilities of $0.5 million; offset by
•an increase in accounts payable of $3.5 million;
•a decrease in prepaid expenses and other assets of $3.4 million;
•a decrease in inventory, net of write-downs of $3.1 million;
•an increase in net severance fund of $1.8 million,
•an increase in deferred revenue of $0.7 million; and
•a decrease in accounts receivables of $1.2 million.

Net cash provided by operating activities was $4.4 million for the year ended December 31, 2023, compared to net cash provided by operating activities of $1.2 million for the same period in 2022. The net cash provided by operating activities for the year ended December 31, 2023 reflects a net loss of $5.7 million and includes non-cash charges of $3.9 million for stock-based compensation, $9.4 million for depreciation and amortization expense, a gain on bargain purchase of $9.0 million, and $2.8 million for right-of-use asset amortization. Changes in operating assets and liabilities included:
•an increase in accounts receivable of $1.5 million;
•an increase in inventory of $1.7 million;
•a decrease in lease liabilities of $2.9 million; and
•an increase in accounts payable and accrued expenses of $4.5 million.

Investing Activities

Net cash used in investing activities for the year ended March 31, 2025 was $170.6 million, compared to net cash provided by investing activities of $1.5 million for the year ended December 31, 2023. The net cash used by investing activities was primarily due to $137.1 million in acquisitions, net of cash assumed from the MiX Combination and FC acquisition, $20.0 million for the purchase of fixed assets and $13.8 million for capitalized software development costs. The net cash provided by investing activities of $1.5 million in the year ended December 31, 2023 was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $3.6 million for capitalized software development costs and $3.5 million the purchase of fixed assets.

Net cash used in investing activities for the three months ended March 31, 2025 was $10.1 million, compared to net cash used in investing activities of $1.9 million for the three months ended March 31, 2024. The net cash used by investing activities was primarily due to $3.4 million for the purchase of fixed assets and $6.5 million for capitalized software development costs. The net cash used in investing activities of $1.9 million in the three months ended March 31, 2024 was primarily due to $1.3 million for the purchase of fixed assets and $0.6 million for capitalized software development costs.

Net cash provided by investing activities was $1.5 million for the year ended December 31, 2023, compared to net cash used in investing activities of $6.3 million for the same period in 2022. The increase in net cash provided by investing activities was primarily due to $8.7 million in net proceeds from the acquisition of Movingdots, partially offset by $3.6 million for capitalized software development costs and $3.5 million for the purchase of fixed assets.

Financing Activities

Net cash provided by financing activities was $115.7 million for the year ended March 31, 2025, compared to net cash used in financing activities of $3.7 million for the year ended December 31, 2023. The increase was primarily driven by $125.0 million in proceeds from long-term debt and $66.5 million in gross proceeds from a private placement completed in connection with the FC Acquisition, partially offset by related offering costs. Additional sources of cash included $19.6 million in proceeds from short-term bank borrowings and $1.9 million from the exercise of stock options. These inflows were partially offset by $90.3 million used for the redemption of Series A convertible preferred stock in connection with the MiX Combination, $2.8 million used for the repurchase of common stock related to tax withholding on vested restricted stock awards, and $2.6 million in repayments of long-term debt. Debt issuance costs totaled $1.4 million during the period.

During the three months ended March 31, 2025, net cash provided by financing activities was $8.2 million, compared to $92.8 million net cash provided by financing activities for the three months ended March 31, 2024. The cash provided by financing activities was primarily due to $7.7 million received from short-term bank debt, and $1.0 million proceeds from exercise of stock options, partially offset by repayment of long-term debt of $0.5 million.

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

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2 to our consolidated financial statements contained in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of the Independent Registered Public Accounting Firm - Deloitte & Touche (PCAOB ID No. 1130)	50
Report of the Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42)	53
Consolidated Balance Sheets as of March 31, 2024 and 2025	54
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	56
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	57
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	60
Notes to the Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Powerfleet, Inc. and subsidiaries (the “Company”) as of March 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.

The consolidated balance sheets of the Company as of March 31, 2024, December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three-months period ended March 31, 2024 and for the years ended December 31, 2023, and December 31, 2022, (the “comparative financial statements”), before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments and the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), discussed in Notes 2 and 15 to the financial statements, were audited by a predecessor auditor whose report, dated August 22, 2024, expressed an unqualified opinion on those statements. We also have audited the adjustments to these comparative financial statements to retrospectively adjust the disclosures to apply the change in accounting for the adoption of ASU 2023-07 in 2025, as discussed in Notes 2 and 15 to the financial statements. Our procedures included 1) comparing the adjustment amounts of segment revenues, cost of revenues, selling and marketing expenses, general and administrative expenses, development costs incurred, development costs capitalized, depreciation and amortization expenses, and assets to the Company’s accounting records, (2) testing the mathematical accuracy of the reconciliations of segment amounts to the comparative financial statements, and (3) comparing the amounts of significant segment expenses to the Company’s accounting records. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the consolidated balance sheets of the Company as of March 31, 2024, December 31, 2023, and December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three-months period ended March 31, 2024 and for the years ended December 31, 2023, and December 31, 2022 other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on those comparative financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of Accounting Acquirer and Assessment of the Accounting Treatment - Refer to Note 3 to the financial statements

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company consummated the MiX Combination and acquired MiX Telematics Limited (“MiX”) on April 2, 2024, for $370 million. We identified the determination of the accounting acquirer and assessment of the accounting treatment in the combination with MiX as a critical audit matter.

Evaluating the Company’s accounting treatment of the combination required significant auditor judgment. Specifically, a high degree of auditor judgment was required to evaluate the Company’s determination of the accounting acquirer.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the accounting acquirer and assessment of the accounting treatment included the following, among others:
•We evaluated the design and tested the operating effectiveness over the Company's control to evaluate the determination of the accounting acquirer.
•We evaluated management’s accounting memorandum that documented the factors in ASC 805 that the Company considered in determining the accounting acquirer, including voting interests held by the former shareholder groups and the composition of the board of directors and senior management of the combined Company and corroborated the information in the accounting analysis to third party sources and underlying supporting information.
•We utilised our accounting technical specialists to evaluate the Company’s determination of the accounting acquirer including the assessment of the voting interests of the various shareholder groups held in the Company post transaction and the composition of the board of directors and senior management of the combined entities.

MiX Combination - Refer to Note 2Y and 3 to the financial statements

Critical Audit Matter Description

The Company completed the MiX Combination for $370 million on April 2, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including trade name of $10 million, developed technology of $30 million and customer relationships of $113 million (the “acquired intangible assets”). Management estimated the fair value of the trade name and developed technology using the relief from royalty method. Management estimated the fair value of the customer relationships using the multi-period excess earnings method, which is a discounted cash flow method. The fair value determination of the trade name, developed technology, and customer relationships required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates.

We identified the fair value of acquired trade name, developed technology and customer relationships from the MiX Combination as a critical audit matter because of the significant assumptions and estimates used in the valuation of the acquired intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of audit judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates management makes to fair value the acquired intangible assets primarily relate to the future projected revenue and the discount rates applied to the future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future projected revenue and the selection of the discount rates applied to the future cash flows for the acquired intangible assets included the following, among others:

•We tested the effectiveness of internal controls over management’s accounting and valuation of intangible assets, including the review of forecasts of future cash flows, revenue growth rates and the selection of the discount rate.

•With the assistance of our fair value specialists, we evaluated the valuation methodologies, and the reasonableness of the customer attrition rates, useful lives, royalty rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the customer attrition rates, useful lives and royalty rates selected by management.
•We assessed the reasonableness of management’s future projected revenue by comparing the projections to historical results, certain peer companies, industry data, and Board of Directors presentations.
•We evaluated whether the future projected revenue was consistent with evidence obtained in other areas of the audit.

Fleet Complete Acquisition - Refer to Note 2Y and 3 to the financial statements

Critical Audit Matter Description

The Company completed the Fleet Complete acquisition for $190 million on October 1, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including trade name of $4 million, developed technology of $25 million and customer relationships of $70 million (the “acquired intangible assets”). Management estimated the fair value of the trade name and developed technology using the relief from royalty method. Management estimated the fair value of the customer relationships using the multi-period excess earnings method, which is a discounted cash flow method. The fair value determination of the trade name, developed technology, and customer relationships required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates.

We identified the fair value of acquired trade name, developed technology and customer relationships from the Fleet Complete acquisition as a critical audit matter because of the significant assumptions and estimates used in the valuation of the acquired intangible assets that possess higher degrees of complexity and sensitivity to the valuations. This required a high degree of audit judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions and estimates management makes to fair value the acquired intangible assets primarily relate to the future projected revenue and the discount rates applied to the future cash flows.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future projected revenue and the selection of the discount rates applied to the future cash flows for the acquired intangible assets included the following, among others:

•We tested the effectiveness of internal controls over management’s accounting and valuation of intangible assets, including the review of forecasts of future cash flows, revenue growth rates and the selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies, and the reasonableness of the customer attrition rates, useful lives, royalty rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the customer attrition rates, useful lives and royalty rates selected by management.
•We assessed the reasonableness of management’s future projected revenue by comparing the projections to historical results, certain peer companies, industry data, and Board of Directors presentations.
•We evaluated whether the future projected revenue was consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche
Johannesburg, South Africa
June 26, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Powerfleet, Inc. and subsidiaries (the Company) as of March 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the three-month period ended March 31, 2024 and each of the two years in the period ended December 31, 2023, and the related notes (the 2024 transition period consolidated financial statements). In our opinion, the 2024 transition period consolidated financial statements, present fairly, in all material respects, the financial position of the Company at March 31, 2024, and the results of its operations and its cash flows for the three-month period ended March 31, 2024 and each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

Iselin, New Jersey

August 22, 2024

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2024	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$24,354	$44,392
Restricted cash	85,310	4,396
Accounts receivable, net of allowance for credit losses of $3,197 and $4,057 as of March 31, 2024 and 2025, respectively	30,333	78,623
Inventory, net	21,658	18,350
Prepaid expenses and other current assets	8,133	23,319
Total current assets	169,788	169,080
Fixed assets, net	12,719	58,011
Goodwill	83,487	383,146
Intangible assets, net	19,652	258,582
Right-of-use asset	7,428	12,339
Severance payable fund	3,796	3,796
Deferred tax asset	2,781	3,934
Other assets	9,029	21,183
Total assets	$308,680	$910,071

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$1,951	$41,632
Accounts payable	20,025	41,599
Accrued expenses and other current liabilities	13,983	45,327
Deferred revenue - current	5,842	17,375
Lease liability - current	1,789	5,076
Total current liabilities	43,590	151,009
Long-term debt - less current maturities	113,810	232,160
Deferred revenue - less current portion	4,892	5,197
Lease liability - less current portion	5,921	8,191
Accrued severance payable	4,597	6,039
Deferred tax liability	4,465	57,712
Other long-term liabilities	2,496	3,021
Total liabilities	179,771	463,329
Commitments and Contingencies (Note 18)

Convertible redeemable preferred stock: Series A - 100 shares authorized, $0.01 par value; 60 and 0 shares issued and outstanding at March 31, 2024 and 2025, respectively, at redemption value of $90,273 at March 31, 2024	90,273	—

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—
Common stock; authorized 175,000 shares, $0.01 par value; 38,709 and 135,379 shares issued at March 31, 2024 and March 31, 2025, respectively; shares outstanding, 37,212 and 133,316 at March 31, 2024 and 2025, respectively	387	1,343
Additional paid-in capital	202,607	671,400

Accumulated deficit	(154,796)	(205,783)
Accumulated other comprehensive loss	(985)	(8,850)
Treasury stock; 1,497 and 2,063 common shares at cost at March 31, 2024 and 2025, respectively	(8,682)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	38,531	446,592
Non-controlling interest	105	150
Total equity	38,636	446,742

Total liabilities, convertible redeemable preferred stock, and stockholders’ equity	$308,680	$910,071

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Revenues:
Products	$56,945	$49,741	$12,080	$85,584
Services	78,967	83,995	21,660	276,931
Total revenues	135,912	133,736	33,740	362,515

Cost of revenues:
Cost of products	42,569	36,404	9,514	61,961
Cost of services	28,350	30,256	8,023	106,017
Total cost of revenues	70,919	66,660	17,537	167,978

Gross profit	64,993	67,076	16,203	194,537

Operating expenses:
Selling, general and administrative expenses	63,492	71,253	21,832	204,361
Research and development expenses	8,472	8,380	2,018	16,061
Total operating expenses	71,964	79,633	23,850	220,422

Loss from operations	(6,971)	(12,557)	(7,647)	(25,885)

Interest income	71	103	259	926
Interest expense, net	994	(1,602)	(709)	(20,330)
Bargain purchase - Movingdots	—	9,034	—	—
Other income (expense), net	24	(29)	(55)	(1,163)

Net loss before income taxes	(5,882)	(5,051)	(8,152)	(46,452)

Income tax expense	(870)	(589)	(352)	(4,517)

Net loss before non-controlling interest	(6,752)	(5,640)	(8,504)	(50,969)
Non-controlling interest	(2)	(35)	(11)	(18)

Net loss	(6,754)	(5,675)	(8,515)	(50,987)

Accretion of preferred stock	(5,906)	(7,139)	(9,996)	—
Preferred stock dividend	(4,231)	(4,493)	(1,128)	(25)

Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,639)	$(51,012)

Net loss per share attributable to common stockholders - basic and diluted	$(0.48)	$(0.49)	$(0.55)	$(0.43)

Weighted average common shares outstanding - basic and diluted	35,393	35,628	35,813	119,877

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,639)	$(51,012)

Foreign currency translation adjustment	(1,601)	594	(369)	(7,865)

Total other comprehensive (loss) income	(1,601)	594	(369)	(7,865)

Comprehensive loss	$(18,492)	$(16,713)	$(20,008)	$(58,877)

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance at January 1, 2022	37,263	$373	$224,852	$(134,052)	$391	$(8,299)	$86	$83,351
Net loss attributable to common stockholders	—	—	(10,137)	(6,754)	—	—	—	(16,891)
Net income attributable to non-controlling interest	—	—	—	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	—	(1,601)	—	(10)	(1,611)
Issuance of restricted shares	492	5	(5)	—	—	—	—	—
Forfeiture of restricted shares	(186)	(2)	2	—	—	—	—	—
Vesting of restricted stock units	36	—	—	—	—	—	—	—
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(211)	—	(211)
Stock-based compensation	—	—	4,343	—	—	—	—	4,343
Balance at December 31, 2022	37,605	$376	$219,055	$(140,806)	$(1,210)	$(8,510)	$78	$68,983
Retained earnings adjustment for adoption of ASU 2016-13	—	—	—	200	—	—	—	200
Net loss attributable to common stockholders	—	—	(11,632)	(5,675)	—	—	—	(17,307)
Net income attributable to non-controlling interest	—	—	—	—	—	—	35	35
Warrant issued in connection with acquisition	—	—	1,347	—	—	—	—	1,347
Foreign currency translation adjustment	—	—	—	—	594	—	(11)	583
Issuance of restricted shares	1,247	13	(13)	—	—	—	—	—
Forfeiture of restricted shares	(152)	(2)	2	—	—	—	—	—
Exercise of stock options	16	—	36	—	—	—	—	36
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(141)	—	(141)
Stock-based compensation	—	—	3,908	—	—	—	—	3,908
Balance at December 31, 2023	38,716	$387	$212,703	$(146,281)	$(616)	$(8,651)	$102	$57,644
Net loss attributable to common stockholders	—	—	(11,124)	(8,515)	—	—	—	(19,639)
Net income attributable to non-controlling interest	—	—	—	—	—	—	11	11
Foreign currency translation adjustment	—	—	—	—	(369)	—	(8)	(377)
Forfeiture of restricted shares	(7)	—	—	—	—	—	—	—

Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	—	—	1,028	—	—	—	—	1,028
Balance at March 31, 2024	38,709	387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(50,987)	—	—	—	(51,012)
Net income attributable to non-controlling interest	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	(7,865)	—	22	(7,843)
Proceeds from private placement, net of costs to issue common stock	20,000	200	66,259	—	—	—	—	66,459
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Shares issued in connection with FC Acquisition	4,286	43	21,300	—	—	—	—	21,343
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Issue of stock appreciation rights	842	—	—	—	—	—	—	—
Exercise of stock options	610	4	1,894	—	—	—	—	1,898
Stock-based compensation	—	—	9,362	—	—	—	—	9,362
Balance as of March 31, 2025	135,379	1,343	671,400	(205,783)	(8,850)	(11,518)	150	446,742

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Cash flows from operating activities
Net loss	$(6,754)	$(5,675)	$(8,515)	$(50,987)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non-controlling interest	2	35	11	18
Gain on bargain purchase	—	(9,034)	—	—
Inventory write-downs	149	1,500	59	4,480
Stock-based compensation expense	4,343	3,908	1,028	9,362
Depreciation and amortization	8,262	9,445	1,943	47,494
Right-of-use assets, non-cash lease expense	2,756	2,814	763	5,007
Derivative mark-to-market adjustment	—	—	—	(504)
Bad debts expense	66	1,767	970	9,418
Deferred income taxes	708	(6)	97	(4,872)
Shares issued for transaction bonuses	—	—	—	889
Lease termination and modification losses	—	—	—	295
Other non-cash items	707	103	(112)	1,061
Changes in operating assets and liabilities:
Accounts receivable	(1,368)	(1,460)	746	(14,048)
Inventory	(4,473)	(1,743)	726	5,729
Prepaid expenses and other current assets	(816)	791	(1,440)	5,474
Deferred costs	1,608	679	41	(8,437)
Deferred revenue	(627)	(295)	112	1,748
Accounts payable and accrued expenses	(533)	4,440	4,021	(12,162)
Lease liabilities	(2,739)	(2,851)	(694)	(4,558)
Accrued severance payable	(42)	(21)	36	1,248

Net cash provided by (used in) operating activities	1,249	4,397	(208)	(3,345)

Cash flows from investing activities
Acquisition, net of cash assumed	—	8,722	—	(137,112)
Purchase of investments	(100)	(100)	—	—
Proceeds from sale of fixed assets	—	—	—	12
Capitalized software development costs	(2,219)	(3,629)	(591)	(13,782)
Capital expenditures	(4,011)	(3,464)	(1,309)	(20,008)
Repayment of loan advanced to external parties	—	—	—	294

Net cash (used in) provided by investing activities	(6,330)	1,529	(1,900)	(170,596)

Cash flows from financing activities
Repayment of long-term debt	(5,659)	(4,408)	(11,037)	(2,642)
Short-term bank debt, net	5,709	4,321	(10,030)	19,551
Purchase of treasury stock upon vesting of restricted stock	(211)	(141)	(31)	(2,836)
Repayment of financing lease	(121)	(129)	—	—
Payment of preferred stock dividend and redemption of preferred stock	—	(3,385)	—	(90,298)
Proceeds from private placement, net	—	—	—	66,459
Proceeds from long-term debt	—	—	115,000	125,000
Payment of long-term debt costs	—	—	(1,081)	(1,410)
Proceeds from exercise of stock options, net	—	36	—	1,898

Net cash (used in) provided by financing activities	(282)	(3,706)	92,821	115,722

Effect of foreign exchange rate changes on cash and cash equivalents	(3,408)	(877)	(381)	(2,657)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(8,771)	1,343	90,332	(60,876)
Cash and cash equivalents, and restricted cash at beginning of the period	26,760	17,989	19,332	109,664

Cash and cash equivalents, and restricted cash at end of the period	$17,989	$19,332	$109,664	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	26,452	17,680	19,022	24,354
Restricted cash	308	309	310	85,310
Cash and cash equivalents, and restricted cash, at beginning of the period	$26,760	$17,989	$19,332	$109,664

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	17,680	19,022	24,354	44,392
Restricted cash	309	310	85,310	4,396
Cash and cash equivalents, and restricted cash, at end of the period	$17,989	$19,332	$109,664	$48,788

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$63	$175	$262	$4,283
Interest	$1,308	$1,656	$447	$15,335

Noncash investing and financing activities:
Issuance of derivative on long-term debt	$—	$—	$2,226	$—
Common stock issued for transaction bonus	$—	$—	$—	$9

Shares issued in connection with MiX Combination	$—	$—	$—	$362,005
Shares issued in connection with FC Acquisition	$—	$—	$—	$21,343
Value of warrant issued in connection with Movingdots acquisition	$—	$1,347	$—	$—
Value of licensed intellectual property acquired in connection with Movingdots acquisition	$—	$1,517	$—	$—
Preferred stock dividends paid in shares	$4,231	$1,108	$—	$—

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In thousands (except per share data)

NOTE 1 - DESCRIPTION OF THE COMPANY

Description of the Company

Powerfleet, Inc. (the “Company” or “Powerfleet”) is a global provider of Artificial Intelligence-of-Things (“AIoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies. The Company has a primary listing on The Nasdaq Global Market and a secondary listing on the Main Board of the Johannesburg Stock Exchange.

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the year ended March 31, 2025 include the financial results of MiX Telematics and its subsidiaries from the Implementation Date. See Note 3 for additional information.

On October 1, 2024 (the “FC Closing Date”), the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the year ended March 31, 2025 include the financial results of Fleet Complete and its subsidiaries from the FC Closing Date. See Note 3 for additional information.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A] Basis of preparation and consolidation:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the accompanying notes thereto. On May 8, 2024, the Company’s Board of Directors approved a change in its fiscal year end from December 31 to March 31 in order to better align the Company’s reporting calendar with the April 2, 2024 close of the MiX Combination and MiX Telematics’ historical March 31 fiscal year end. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. We round amounts in the consolidated financial statements to thousands.

[B] Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, assumptions used in business combinations, allowance for credit losses, income taxes, realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill and long-lived assets, capitalized software development costs, standalone selling prices (“SSP”), valuation of the derivative asset, and market-based stock-based compensation costs. Actual results could differ materially from those estimates and assumptions made.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation (“FDIC”) and other local jurisdictional limits. Restricted cash at March 31, 2024 consisted of escrow amounts of $85,000 for a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”) deposited in escrow for the MiX Combination and cash of $310 held in escrow for purchases from a vendor. Restricted cash at March 31, 2025 consisted of cash of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $311 held in escrow for purchases from a vendor, cash of $698 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia.

[D] Accounts receivable and allowance for credit losses:

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. The Company maintains an allowance for credit losses against its accounts receivable for potential losses.

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

The Company does not have any off-balance sheet credit exposure related to its customers.

An analysis of the allowance for credit losses for the periods ended March 31, 2024 and 2025 is as follows (in thousands):

Allowance for credit losses, December 31, 2023	$2,797
Current period provision for expected credit losses	970
Write-offs charged against the allowance	(545)
Foreign currency translation	(25)
Allowance for credit losses, March 31, 2024	$3,197
Current period provision for expected credit losses	9,418
Write-offs charged against the allowance	(8,908)
Foreign currency translation	350
Allowance for credit losses, March 31, 2025	$4,057

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

Inventory write-downs are established in order to report inventories at the lower of cost or net realizable value in the Consolidated Balance Sheet. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

[G] Fixed assets and depreciation:

Fixed assets are recorded at cost, net of accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the assets. The following table provides the range of estimated useful lives used for each asset type:

Useful Life (years)
Installed products	3 - 5
Computer software	3 - 5
Computers and electronic equipment	3 - 10
Furniture and fixtures	5 - 7
Leasehold improvements	Shorter of useful life or lease term
Plant and equipment	1 - 8

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

[I] Goodwill and intangibles:

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Intangible assets are carried at cost, less accumulated amortization. Intangible assets consist of trademarks and trade names, patents, customer relationships and other intangible assets. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates with one operating segment, which is its only reporting unit and aligns with its only reportable segment.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. As of October 1, 2024, the Company performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach. The fair value of the reporting unit was substantially more than its carrying value.

For the year ended March 31, 2025, the Company performed a qualitative assessment of goodwill. The Company considered such factors as the Company’s market capitalization as of March 31, 2025 and over a period of time, macroeconomic conditions, industry and market considerations, and overall financial performance. The fair value of the reporting unit was substantially more than its carrying value. For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, the Company did not incur an impairment charge.

[J] Product warranties:

The Company typically provides a 1 to 8-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized and are included in accounts payable and accrued expenses in the Consolidated Balance Sheet. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[K] Research and development:

Research and development costs are charged to expense as incurred and consist primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $8,472, $8,380, $2,018 and $16,061 for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, respectively. The Company capitalizes the portion of its internal-use software development costs that meets the criteria for capitalization.

[L] Internal-use software and technology

The Company capitalizes as intangible assets, internal-use software acquired or developed solely to meet the Company’s internal needs. Costs, excluding general and administrative costs such as general overheads, legal, research, business process engineering and data conversion costs, are capitalized from the date on which management implicitly or explicitly authorizes, or commits to fund, the project, and it is probable that the project will be completed and the software will perform the intended function (application development stage). All costs incurred during the preliminary development stage are expensed. Capitalization ceases when the project is substantially complete and the software is ready for its intended use.

Costs, including annual licenses, associated with maintaining computer software programs, and training costs are expensed as incurred. Costs incurred for upgrades and enhancements (modifications to existing internal-use software that provides additional functionality) are capitalized during the application development stage.

Software capitalized is amortized on a straight-line basis over its estimated useful life ranging from 3 to 7 years, commencing on the date when the software is ready for its intended use.

[M] Patent costs:

Costs incurred in connection with acquiring patent rights are charged to expense as incurred.

[N] Concentration of credit risk:

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

For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, the Company contributed $285, $379, $88, and $456, respectively, to the plan.

[P] Severance pay:

The liability of the Company’s subsidiaries in Israel for severance pay is calculated pursuant to Israel’s Severance Pay Law 5273-1963 (the “Severance Law”) based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date and are presented on an undiscounted basis. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability for the Company and its subsidiaries in Israel is fully provided by monthly deposits with insurance policies and by accrual. The value of these policies is recorded as an asset and classified as severance payable fund in the Company’s Consolidated Balance Sheet.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits or losses accumulated to balance sheet date.

Some of the Company’s employees are subject to Section 14 of the Severance Law and the General Approval of the Labor Minister dated June 30, 1998, issued in accordance to the said Section 14, mandating that upon termination of such employees’ employment, all the amounts accrued in their insurance policies shall be released to them. The severance pay liabilities and deposits covered by these plans are not reflected in the Consolidated Balance Sheet as the severance pay risks have been irrevocably transferred to the severance funds.

[Q] Stock-based compensation:

The Company operates various stock-based compensation plans, under which the entity receives services from employees as consideration for equity instruments of the Company. Settlement has taken place out of a fresh issue of shares. The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options, restricted stock and stock appreciation rights, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $4,343, $3,908, $1,028, and $9,362, for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, respectively.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the Consolidated Statement of Operations. For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, interest and penalties were immaterial. The Company elected to account for the U.S. tax on its Global Intangible Low-Taxed Income (“GILTI”) from its foreign subsidiaries as a period cost and, therefore included GILTI expense in its effective tax rate calculation.

[S] Fair value of financial instruments:

The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those levels:

•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s estimates of market participant assumptions.

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs) that represent management’s estimate of current interest rates that a commercial lender would charge borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative (as defined below) within the RMB Facilities (as defined below) is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 11).

Fair value measurement of financial assets and liabilities on a recurring basis (in thousands):

	As of March 31, 2025
		Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Loans to external parties	$194	$194	$—	$—	$194

Debt	$273,792	$275,179	$—	$275,179	$—

Prepayment derivative	$2,730	$2,730	$—	$—	$2,730

	As of March 31, 2024
		Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$115,761	$116,278	$—	$116,278	$—

Prepayment derivative	$2,226	$2,226	$—	$—	$2,226

The following table shows a reconciliation from the opening balances to the closing balances for Level 3 fair values (in thousands):

	Loans to external parties	Prepayment derivative

Balance at December 31, 2023	$—	$—
Additions	—	2,226
Balance at March 31, 2024	—	2,226
Assumed in business combinations	474	—
Repayments	(294)	—
Foreign currency translation difference	14
Net change in fair value	—	504
Balance at March 31, 2025	$194	$2,730

There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended March 31, 2024 and the year ended March 31, 2025.

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred and are classified as selling, general and administrative expenses on the Consolidated Statement of Operations. Advertising and marketing expense for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 amounted to $1,130, $2,300 $1,698 and $5,000, respectively.

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

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in determining net income or loss. Foreign currency transaction (losses) gains for the years ended December 31, 2022 and 2023, and the three months ended March 31, 2024 of $(847), $277, and $(193), respectively, are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Foreign currency transaction gains related to long-term debt of $2,689, $591, and $151, for the years ended December 31, 2022 and 2023, and the three months ended March 31, 2024, respectively, are included in interest expense in the Consolidated Statement of Operations.

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

[W] Recently adopted accounting pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 on April 1, 2024, using a retrospective method (see Note 15 – Segment Information).

[X] Recently issued accounting pronouncements:

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the effect of adopting ASU 2023-09.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2024-3.

[Y] Business combinations:

In accordance with ASC 805, Business Combinations (“ASC 805”), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase to the extent that it identifies adjustments to the preliminary fair values. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the Consolidated Statement of Operations.

[Z] Reclassification

During fiscal year 2025, amounts previously presented on the consolidated balance sheets as “accounts payable and accrued expenses” are now presented as “accounts payable” and “accrued expenses and other current liabilities”. Prior period amounts previously presented as such have been reclassified to conform to the current period’s presentation. Certain other reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. These reclassifications had no effect on the previously reported consolidated financial position, results of operations, cash flows, or accumulated deficit.

NOTE 3 - ACQUISITION

MiX Combination

On the Implementation Date (April 2, 2024), the Company consummated the MiX Combination, pursuant to which Powerfleet Sub acquired all the issued ordinary shares of MiX Telematics (including those represented by MiX Telematics’ American Depositary Shares) through the implementation of a scheme of arrangement in accordance with Sections 114 and 115 of the South African Companies Act, No 71 of 2008, as amended, in exchange for shares of the Company’s common stock. As a result, MiX Telematics became the Company’s indirect, wholly owned subsidiary.

The MiX Combination met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, with the Company identified as the legal and the accounting acquirer.

The Company was determined to be the accounting acquirer under ASC 805, based on the evaluation of the following facts and circumstances favoring Powerfleet as the accounting acquirer over those supporting MiX Telematics as the accounting acquirer:
•The majority of the Company’s board of directors following the MiX Combination was composed of directors with prior affiliation to the Company. In addition, the Company’s Chairperson continued in the role following the MiX Combination;
•Following the MiX Combination, the majority of the senior management team, including the Chief Executive Officer, comprised the Company’s senior management team who were already operating in that capacity for the Company prior to the MiX Combination;
•While the voting rights of 65.5% in favor of MiX Telematics was an indicator that MiX Telematics may have been the acquirer, the Company believed that the weight of the indicator was tempered given that the negotiated premium paid by Powerfleet to MiX Telematics contributed to the relative ownership split and that, qualitatively, the significant reduction in the carryover MiX Telematics institutional investor base would have reduced the legacy MiX Telematics shareholders’ ability to control the combined entity, particularly in the light of the significant concentration of institutional investors on the Powerfleet side; and
•While no individual or organized group owned a large minority interest in the combined entity, the largest institutional investor following the MiX Combination was an investor of legacy Powerfleet. Additionally, immediately following the closing of the MiX Combination, 30% of the approximately 35% of total shares held by shareholders of legacy Powerfleet were concentrated in the Company’s top 20 institutional shareholders, compared to only 9% of the approximately 65% of total shares held by shareholders of legacy MiX Telematics.

The estimated fair value of the consideration transferred for MiX Telematics was $369,823 as of the Implementation Date, which consisted of the following:

(in thousands, except for share price and exchange ratio)	April 2, 2024
Number of MiX Telematics ordinary shares outstanding	554,021
Exchange ratio	0.12762
Shares of Powerfleet common stock issued for MiX Telematics ordinary shares outstanding	70,704
Powerfleet stock price*	5.12
Fair value of Powerfleet common stock transferred to MiX Telematics shareholders	362,005
Replacement of acquiree’s equity awards by the acquirer**	7,818
Total fair value of consideration	369,823

* Powerfleet’s closing share price on April 2, 2024.
** The portion of the fair-value-based measurement of the replacement award that is part of the consideration transferred in exchange for the acquiree equals the portion of the acquiree award that is attributable to pre-combination vesting.

Allocation of Purchase Price

The purchase price was allocated to the assets and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. Goodwill is attributed to the assembled workforce, expected synergies from future expected economic benefits, including enhanced revenue growth from expanded products and capabilities, as well as substantial cost savings from duplicative overheads, streamlined operations and enhanced efficiency. Goodwill is not deductible for tax purposes.

The allocation of purchase price was as follows (in thousands):

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

The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow (“DCF”) analyses to assess certain components of its purchase price allocation. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair values, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values.

The initial accounting for the business combination was complete at December 31, 2024. The fair values of the identifiable assets acquired and liabilities assumed are final and therefore, adjustments to them and the resulting goodwill will not occur in future.

Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$10,000	14	years
Developed technology	30,000	5	years
Customer relationships	113,000	13	years
	$153,000

Acquisition-Related Expenses

The Company expensed a total of $21,177 of acquisition-related costs related to the MiX Combination, $15,377 of which was expensed in the year ended March 31, 2025. Acquisition-related costs are classified as selling, general and administrative expenses in the Consolidated Statement of Operations.

Financial Information

The business acquired in the MiX Combination contributed revenue of $171,167 and a net loss of $10,730 for the year ended March 31, 2025.

FC Acquisition

On the FC Closing Date (October 1, 2024), the Company consummated the FC Acquisition, pursuant to which Fleet Complete became an indirect, wholly owned subsidiary of the Company in exchange for payment by the Purchasers of an aggregate purchase price of $190,000, subject to certain customary working capital and other adjustments as described in the Purchase Agreement (as adjusted, the “Purchase Price”).

The FC Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, with the Company identified as the legal and the accounting acquirer.

The estimated fair value of the consideration transferred for the FC Acquisition was $189,950 as of the FC Closing Date, which consisted of the following:

(in thousands, except for share price)	October 1, 2024
Shares of Powerfleet common stock issued	4,286
Powerfleet stock price*	4.98
Fair value of Powerfleet common stock transferred	21,343
Cash consideration paid to former shareholders	16,225
Repayment of Fleet Complete’s existing debt	152,382
Total fair value of consideration	189,950

* Powerfleet’s closing share price on October 1, 2024.

$60,000 of the cash portion of the Purchase Price was funded by the Private Placement, as described below, and $125,000 of the cash portion of the Purchase Price was funded with a senior secured term loan facility provided by RMB, as described in Note 11 below.

Concurrently with the closing of the FC Acquisition, on October 1, 2024, the Company consummated a private placement contemplated by the Subscription Agreement, dated as of September 18, 2024, by and among the Company and various accredited investors party thereto (the “Investors”), pursuant to which the Investors purchased from the Company, and the Company issued to such Investors, an aggregate of 20,000 shares of the Company’s common stock at a price per share of $3.50 f or aggregate gross proceeds of $70,000 (the “Private Placement”). $60,000 of such gross proceeds funded a portion of the Purchase Price with the remaining $10,000 in proceeds expected to be used by the Company for working capital and general corporate purposes. Timing of the receipt of proceeds, gross of issuance costs, was $62,000 by September 30, 2024, with the remaining $8,000 on October 1, 2024.

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

The preliminary allocation of purchase price was as follows (in thousands):

October 1, 2024
Assets acquired:
Cash and cash equivalents	$3,964
Accounts receivable, net	19,990
Inventory, net	6,598
Prepaid expenses and other current assets	9,144
Fixed assets, net	3,693
Intangible assets, net	101,261
Identifiable intangible assets acquired	99,000
Computer software	2,261
Right-of-use asset	2,823
Deferred tax assets	—
Other assets	4,555
Total assets acquired	$152,028

Liabilities assumed:
Accounts payable and accrued expenses	30,857
Deferred revenue - current	3,088
Lease liability - current	2,965
Deferred revenue - less current portion	1,118
Lease liability - less current portion	75
Accrued severance payable	216
Deferred tax liability	5,599
Other long-term liabilities	405
Total liabilities assumed	$44,323

Total identifiable net assets acquired	$107,705
Goodwill	82,245
Purchase price consideration	$189,950

The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The Company’s allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at October 1, 2024 becomes available and final valuation and analysis are completed. During the three-month period ended March 31, 2025, the Company recognized an adjustment of $7,496 against goodwill due to the finalization of deferred income taxes. In addition, the Company is still in the process of determining the fair value of acquired assets and assumed liabilities, which may also result in adjustments of the provisional amounts recorded. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used DCF analyses to assess certain components of its purchase price allocation. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

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
•Property and equipment, for which the preliminary estimates are subject to revision for finalization of preliminary appraisals;
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

Acquired Identifiable Intangible Assets

The following table sets forth estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$4,000	4.5	years
Developed technology	25,000	5.5	years
Customer relationships	70,000	9.5	years
	$99,000

Acquisition-Related Expenses

The Company expensed a total of $6,443 of acquisition-related costs related to the FC Acquisition in the year ended March 31, 2025. Acquisition-related costs are classified as selling, general and administrative expenses in the Consolidated Statement of Operations.

Financial Information

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $119,627 and a net loss of $8,705 for the year ended March 31, 2025.

Reconciliation of Acquisition, Net of Cash Assumed

The following table is a reconciliation of acquisition, net of cash assumed in the Consolidated Statement of Cash Flows (in thousands):

MiX Combination:
Cash and cash equivalents	$26,737
Restricted cash	794
FC Acquisition:
Cash consideration paid to former shareholders	(16,225)
Repayment of Fleet Complete’s existing debt	(152,382)
Cash and cash equivalents	3,964
Restricted cash	—
Acquisition, net of cash assumed	$(137,112)

NOTE 4 - REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025

Products	$56,945	$49,741	$12,080	$85,584
Services	78,967	83,995	21,660	276,931

	$135,912	$133,736	$33,740	$362,515

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2024 and 2025 (in thousands):

	March 31,
	2024	2025

Contract Assets:
Deferred contract cost (1)	$2,632	$11,894
Deferred costs - current	$42	$2

Contract Liabilities:
Deferred revenue – services (2)	$10,674	$21,466
Deferred revenue – products (2)	60	1,106

	10,734	22,572
Less: Deferred revenue – current	(5,842)	(17,375)

Deferred revenue – long term	$4,892	$5,197

(1) Deferred Contract costs are included in Other assets on the Consolidated Balance Sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, the Company recognized revenue of $5,929, $6,046, $1,975 and $4,666, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2030, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31,
	2024	2025

Sales-type lease receivables, current	$1,100	$1,062
Prepaid expenses*	2,817	9,038
Contract assets	1,162	5,088
Tax receivables	125	553
VAT receivable	—	1,901
Sundry debtors	—	5,424
Other current assets	2,929	253

	$8,133	$23,319

*This includes the prepaid portion of total deferred contract assets.

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31,
	2024	2025

Components	$9,403	$11,859
Work in process	49	—
Finished goods, net	12,206	6,491

	$21,658	$18,350

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31,
	2024	2025

Installed and uninstalled products	$11,030	$61,564
Computer software	11,496	11,523
Computer and electronic equipment	6,179	6,294
Furniture and fixtures	2,361	3,054
Leasehold improvements	1,498	1,459
Plant and equipment	—	276
Assets in progress	—	7
	32,564	84,177
Accumulated depreciation and amortization	(19,845)	(26,166)
	$12,719	$58,011

Depreciation and amortization expense for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 was $3,183, $3,876, $955 and $19,876, respectively. This includes amortization of costs associated with computer software for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 of $179, $605, $339 and $5,734, respectively.

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2024 and March 31, 2025 (in thousands):

March 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$200,868	$(21,994)	$178,874
Trademark and tradename	3 - 15	21,557	(5,805)	15,752
Patents	7 - 11	628	(553)	75
Technology	5 - 7	74,050	(21,705)	52,345
Software to be sold or leased	3 - 7	13,490	(2,119)	11,371
		310,593	(52,176)	258,417

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$310,758	$(52,176)	$258,582

March 31, 2024	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 12	$19,264	$(8,012)	$11,252
Trademark and tradename	3 - 15	7,553	(3,877)	3,676
Patents	7 - 11	628	(464)	164
Technology	7	10,911	(10,911)	—
Software to be sold or leased	3	5,159	(764)	4,395
		43,515	(24,028)	19,487

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61

		165	—	165

Total		$43,680	$(24,028)	$19,652

At March 31, 2025, the weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased were 11.7, 10.8, 7.0, 4.4, and 4.3 years, respectively.

Amortization expense for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 was $5,079, $5,569, $988 and $27,619, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Years ending March 31,

2026	$36,334
2027	35,169
2028	34,199
2029	31,738
2030	23,194
Thereafter	97,783
$258,417

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

Goodwill
Balance at March 31, 2024	83,487
Businesses acquired
MiX Combination	216,799
FC Acquisition	82,245
Foreign currency translation difference	615
Balance at March 31, 2025	383,146

A reconciliation for the comparative period has not been presented, as there were no movements in the carrying amount of goodwill during that period.

Refer to Note 3 for additional information regarding the change in the carrying amount of goodwill from April 1, 2024 to March 31, 2025 as a result of the MiX Combination and FC Acquisition.

NOTE 9 - STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended, the “2018 Plan”), pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 17,500 shares of the Company’s common stock with a vesting period of approximately four to five years. There were 7,040 shares available for future issuance under the 2018 Plan as of March 31, 2025.

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

[A] Stock Options:

The following table summarizes the activity relating to the Company’s market-based stock options for the year ended March 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	5,445	13.39	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(245)	3.46	—	—
Outstanding as of March 31, 2025	5,200	13.85	6.96	$2,549

Exercisable as of March 31, 2025	—	—	—	$—

During fiscal year 2025, the Company granted options to purchase 375 shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the year ended March 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	1,979	4.68	—	—
Granted	375	4.31	—	—
Exercised	(367)	5.07	—	—
Forfeited	(97)	5.22	—	—
Outstanding as of March 31, 2025	1,890	4.51	6.77	$2,089

Exercisable as of March 31, 2025	1,627	4.54	6.37	$1,779

The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model reflecting the following weighted-average assumptions:

	December 31, 2022	December 31, 2023	March 31, 2025
Expected volatility	49.4%	55.6%	60.2%
Expected life of options	6.5	6.1	6.5
Risk free interest rate	1.73%	3.87%	4.23%
Dividend yield	—	—	—
Weighted-average fair value of options granted during the year	$2.04	$1.66	$2.66

No options were granted during the three months ended March 31, 2024.

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options is based on historical data with respect to employee exercise periods.

The Company recorded stock-based compensation expense of $2,943, $2,712, $688, and $3,098 for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, respectively, in connection with awards made under the stock option plans. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination, because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the acceleration of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

The fair value of options vested during the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 amounted to $869, $931, $532 and $1,752, respectively. The total intrinsic value of options exercised during the year ended December 31, 2023 amounted to $9. There were no option exercises that occurred during the years ended December 31, 2022, the three months ended March 31, 2024, and the year ended March 31, 2025.

As of March 31, 2025, there was $682 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.97 years.

As of March 31, 2025, there was $2,177 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.91 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards:

The Company grants restricted stock to employees, whereby the employees are contractually restricted from transferring the shares until they are vested. The stock is unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. Some participants have the option to have their shares withheld for their taxes upon vesting. Shares withheld for taxes are treated as a purchase of treasury stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant. A summary of all unvested restricted stock for the year ended March 31, 2025 is as follows:

	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2024	1,370	2.68
Granted	54	5.45
Vested/Exercised	(1,370)	2.68
Forfeited or expired	—	—
Unvested, March 31, 2025	54	5.45

The Company recorded stock-based compensation expenses of $1,347, $1,196, $340, and $3,337 for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, respectively, in connection with restricted stock grants. As of March 31, 2025, there was $36 of total unrecognized compensation cost related to unvested shares. That cost is expected to be recognized over a weighted-average period of 0.13 years. The increase in the recognized expense is due to the approved acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that are outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination. The accelerated vesting of the Company’s equity awards is not part of what was acquired in the MiX Combination, nor what was paid for in the MiX Combination because it was for the benefit of the Company’s employees rather than for the benefit of MiX Telematics’ employees. Therefore, the accelerat ion of the equity awards was treated as a separate transaction from the MiX Combination and the acceleration of vesting was accounted for immediately upon closing of the MiX Combination on April 2, 2024.

During fiscal year 2025, the Company granted 1,250 restricted shares of common stock to the Company’s Chief Executive Officer, of which 312.5 shares vest in equal installments over a three-year period, provided that the executive is employed by the Company on each scheduled vesting date and 937.5 restricted shares with market-based vesting condition. The market-based restricted shares will vest in equal installments over a three-year period following the date on which the volume weighted average price of the Company’s common stock during a consecutive 60-day trading period (the “60 Day VWAP”) ranges between $6.00 and $10.00. The Company valued the market-based restricted stock awards using a Monte Carlo simulation model using a daily price forecast over ten years until expiration utilizing Geometric Brownian Motion that considers a variety of factors including, but not limited to, the Company’s common stock price, risk-free rate (4.3)%, and expected stock price volatility (57.5)% over the expected life of awards (10 years). The weighted average fair value of market-based stock options granted during the period was $5.35. Grant date for these awards was determined to be March 30, 2025.

	Time Based Restricted Shares		Market Based Restricted Shares
	Number of Unvested Shares	Weighted- Average Grant Date Fair Value	Number of Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested, March 31, 2024	—	—	—	—
Granted	313	5.59	938	5.35
Vested/Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Unvested, March 31, 2025	313	5.35	938	5.35

In addition to the above, the Company granted 364.6 restricted shares of common stock to the Company’s executive officers, which vest in equal installments over a three-year period, provided that the executive is employed by the Company on each scheduled vesting date. These grants included a grant of 174.3 shares of restricted stock to the Company’s Chief Executive Officer, which vests over three equal installments over a three-year period, provided that the executive is employed by the Company on each scheduled vesting date. Grant date for these awards was determined to be March 30, 2025.

	Number of Unvested Shares	Weighted- Average Grant Date Fair Value
Unvested, March 31, 2024	—	—
Granted	365	5.59
Vested/Exercised	—	—
Forfeited or expired	—	—
Unvested, March 31, 2025	365	5.59

[C] Stock Appreciation Rights:

In connection with the closing of the MiX Combination, the Company assumed each of MiX Telematics’ share plans. MiX Telematics issued equity-classified share incentives under the MiX Telematics Long-Term Incentive Plan (“LTIP”) to directors and certain key employees within the Company.

The LTIP provides for three types of grants to be issued, namely performance shares, restricted share units and stock appreciation rights (“SARs”). On the Implementation Date (April 2, 2024), the only issued and outstanding equity awards under the LTIP were SARs, and the Company assumed the outstanding SARs in issue. No additional performance shares or restricted share units will be issued or assumed by the Company.

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

The total stock-based compensation expense recognized during the year ended March 31, 2025 was $2,926.

The following table summarizes the activities for the outstanding SARs:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2024	—	—
Acquired through MiX Combination	5,740	2.61
Granted	—	—
Exercised	(2,004)	2.92
Forfeited	(498)	2.43
Outstanding as of March 31, 2025	3,238	2.44	3.07

Exercisable as of March 31, 2025	856	2.86	1.78	$2,249

As of March 31, 2025, there was $5,574 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 2.62 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 are as follows (in thousands, except per share data):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Basic and diluted loss per share
Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,639)	$(51,012)

Net loss per share attributable to common stockholders - basic and diluted	$(0.48)	$(0.49)	$(0.55)	$(0.43)

Weighted-average common share outstanding - basic and diluted	35,393	35,628	35,813	119,877

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution, assuming common shares were issued upon the exercise of outstanding options, and the proceeds thereof were used to purchase outstanding common shares. Dilutive potential common shares include outstanding stock options, warrants and restricted stock and performance share awards. We include participating securities (unvested share-based payment awards and equivalents that contain non-forfeitable rights to dividends or dividend equivalents) in the computation of earnings per share pursuant to the two-class method. The Company’s participating securities consist solely of preferred stock, which have contractual participation rights equivalent to those of stockholders of unrestricted common stock. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31,
	2024	2025
Short-term bank debt	$—	$36,788
Current maturities of long-term debt	$1,951	$4,844
Long-term debt - less current maturities	$113,810	$232,160

Short-Term Bank Debt

As of March 31, 2025, short-term debt comprised $35,435 of borrowing facilities and $1,353 of book overdrafts.

RMB Facility

On March 7, 2024, as part of the MiX Combination, MiX Telematics and Powerfleet entered into the Facilities Agreement with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $18,984 as at March 31, 2025) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement, which is described in more detail below.

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

During April 2025, the RMB General Facility repayment terms were extended by an additional 365 days on the same terms and conditions of the Facilities Agreement. As of March 31, 2025, $18,006 of the RMB General Facility was utilized.

Hapoalim Debt

As of March 31, 2025, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $17,422 under the Hapoalim Revolving Facilities, which are described below.

Long-Term Debt

Hapoalim Debt

In connection with the Pointer acquisition, Powerfleet Israel incurred New Israeli Shekels (“NIS”) denominated debt in term loan borrowings on October 3, 2019 under a Credit Agreement (the “Prior Credit Agreement”) with Bank Hapoalim B.M. (“Hapoalim”), pursuant to which Hapoalim agreed to provide Powerfleet Israel with two senior secured term loan facilities in an initial aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amount of $20,000 and $10,000, respectively and a five-year revolving credit facility to Pointer Telocation Ltd. (“Pointer”) denominated in NIS in an initial aggregate principal amount of $10,000 (collectively, the “Prior Credit Facilities”). The Prior Credit Facilities were scheduled to mature on October 3, 2024.

On March 18, 2024, Powerfleet Israel and Pointer (collectively, the “Borrowers”) entered into an amended and restated credit agreement (as amended, the “A&R Credit Agreement”), which refinanced the facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides for (i) two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (“Hapoalim Facility A” and “Hapoalim Facility B,” respect ively, and, collectively, the “Hapoalim Term Facilities”) and (ii) two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (“Hapoalim Facility C” and “Hapoalim Facility D,” respectively, and, collectively, the “Hapoalim Revolving Facilities” and, together with the Hapoalim Term Facilities, the “Hapoalim Credit Facilities”). Powerfleet Israel drew down $30,000 in cash under the Hapoalim Term Facilities on March 18, 2024 and used the proceeds to prepay approximately $11,200, representing the remaining outstanding balance, of the Prior Credit Facilities, with the remaining proceeds distributed to Powerfleet. The proceeds of the Hapoalim Revolving Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures.

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

As of March 31, 2025, Pointer had utilized $17,422 under the Hapoalim Revolving Facilities. The available undrawn facility balance at March 31, 2025 was $12,578.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at March 31, 2025 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement. The Hapoalim Revolving Facilities were set to mature on March 18, 2025; however, on March 2, 2025, the payment terms were extended to February 27, 2026.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as defined in the A&R Credit Agreement, the ratio of each Borrower’s net debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ended March 31, 2025.

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

For the years ended December 31, 2022, and 2023, and the three months ended March 31, 2024, the Company recorded $15, $133 and $110, respectively, of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. For the year ended March 31, 2025, the Company recorded a cost of $33 net of additional deferred costs and credit to the original debt issuance costs and amortization of the original debt issuance costs. The Company recorded charges of $824, $572, $111 and $2,410 to interest expense on its Consolidated Statement of Operations for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the RMB Facilities on March 13, 2024, and the proceeds to redeem all the then-outstanding shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems, Inc. (“I.D. Systems”) and Movingdots GmbH (“Movingdots”), and there is a security agreement over the shares in Main Street 2000 Proprietary Limited (“MS2000”), I.D. Systems, and Movingdots.

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

The following key assumptions were used in March 31, 2025:

	Facility A	Facility B
Credit spread volatility	55%	35%
Credit spread	4.48%	4.99%
Credit rating	B	B
Risk free rate	SOFR spot rate	SOFR spot rate

As of March 31, 2024 and 2025, the Secured Overnight Financing Rate (SOFR) spot rate was 5.34% and 4.41%, respectively.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $82, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $81. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $218, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $224. The Prepayment Derivative assets are included in Other assets and their fair values were $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2024 and, $850 and $1,880 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2025. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the year ended March 31, 2025, the Company recorded $93, respectively, of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the year ended March 31, 2025, the Company recorded interest expense of $7,588.

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

The New RMB Term Facility bears interest at 5% per annum (provided no event of default is continuing), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly in arrears on March 31, June 30, September 30, and December 31 each year, and on October 31, 2029. The stated interest rate at March 31, 2025 was 9.59%.

The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs, including the $1,250 non-refundable deal structuring fee to RMB, of approximately $1,443 were incurred. For the year ended March 31, 2025, the Company recorded $113 of amortization of these costs and $5,946 of interest expense.

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

Scheduled contractual maturities of the long-term debt as of March 31, 2025 are as follows (in thousands):

2026	$4,913
2027	47,904
2028	5,404
2029	54,290
2030	125,000
Thereafter	—
237,511
Less: Current portion	(4,844)
Less: Debt costs and prepayment penalty	(507)
Total	$232,160

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2024	2025
Accrued warranty	$1,138	$1,479
Accrued compensation	8,956	27,825
Government authorities	3,062	6,982
Other current liabilities	827	9,041

	$13,983	$45,327

The following table summarizes warranty activity for the periods ended March 31, 2024 and 2025 (in thousands):

Accrued warranty reserve, December 31, 2023	$2,653
Accrual for product warranties issued	441
Product replacements and other warranty expenditures	(165)
Expiration of warranties (over warranty accrual)	(3)
Foreign currency translation difference	—
Accrued warranty reserve, March 31, 2024 (1)	$2,926
Accrual for product warranties issued	365
Product replacements and other warranty expenditures	(510)
Expiration of warranties (over warranty accrual)	(109)
Acquired through MiX Combination and FC Acquisition	954
Foreign currency translation difference	(8)

Accrued warranty reserve, March 31, 2025 (1)	$3,618

(1) Includes non-current accrued warranty included in other long-term liabilities at March 31, 2024 and 2025 of $1,788 and $2,139, respectively.

NOTE 13 - STOCKHOLDERS’ EQUITY

Series A Preferred Stock

In connection with the completion of the Pointer acquisition, on October 3, 2019, the Company issued 50 shares of Series A Preferred Stock to ABRY Senior Equity V, L.P., ABRY Senior Equity Co-Investment Fund V, L.P and ABRY Investment Partnership, L.P. Concurrently with the closing of the MiX Combination on April 2, 2024, the Company used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of credit facilities with Hapoalim to redeem in full for $90,300 all of the outstanding shares of the Series A Preferred Stock.

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

The following table summarizes the dividend paid activity (in thousands):

	Dividends paid in cash	Dividends paid in shares	Total

Year Ended December 31, 2022	$—	$4,231	$4,231
Year Ended December 31, 2023	$3,385	$1,108	$4,493
Three Months Ended March 31, 2024 (1)	$1,128	$—	$1,128
Year Ended March 31, 2025	$25	$—	$25

(1) Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock.

As of each of the periods presented in the above table, dividends in arrears were $0.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive income (loss)

Balance at January 1, 2022	$391	$391
Net current period change	(1,601)	(1,601)
Balance at December 31, 2022	$(1,210)	$(1,210)
Net current period change	594	594
Balance at December 31, 2023	$(616)	$(616)
Net current period change	(369)	(369)
Balance at March 31, 2024	$(985)	$(985)
Net current period change	(7,865)	(7,865)
Balance at March 31, 2025	$(8,850)	$(8,850)

NOTE 15 - SEGMENT INFORMATION

The Company operates in one reportable segment, wireless AIoT asset management.

The Company has a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated net loss attributable to common stockholders as reported on the Company’s Consolidated Statement of Operations. The Company derives its revenue from the sale of systems and products and from customer SaaS and hosting infrastructure fees. The measure of segment assets is reported on the Consolidated Balance Sheet as net fixed assets.

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025

Total revenues	$135,912	$133,736	$33,740	$362,515
Total cost of revenues	70,919	66,660	17,537	167,978
Selling and marketing expenses	22,964	24,076	5,720	53,048
General and administrative expenses	34,564	41,303	15,152	141,803
Development costs incurred	10,641	12,716	3,417	28,881
Development costs capitalized	(2,169)	(4,336)	(1,399)	(12,820)
Depreciation and amortization	5,964	5,874	960	9,510
Interest income	71	103	259	926
Interest expense, net	994	(1,602)	(709)	(20,330)
Bargain purchase - Movingdots	—	9,034	—	—
Other income (expense), net	24	(29)	(55)	(1,163)
Income tax expense	(870)	(589)	(352)	(4,517)

Net loss before non-controlling interest	(6,752)	(5,640)	(8,504)	(50,969)
Non-controlling interest	(2)	(35)	(11)	(18)

Accretion of preferred stock	(5,906)	(7,139)	(9,996)	—
Preferred stock dividend	(4,231)	(4,493)	(1,128)	(25)

Net loss attributable to common stockholders	$(16,891)	$(17,307)	$(19,639)	$(51,012)

The following table summarizes revenues by geographic region (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025

North America	$70,820	$74,671	$18,090	$121,623
Israel	44,580	41,689	11,267	49,555
Africa	3,241	3,283	863	97,586
Europe and Middle East	3,120	1,908	1,016	43,190
Australia	—	—	—	30,962
Other	14,151	12,185	2,504	19,599

	$135,912	$133,736	$33,740	$362,515

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2024	March 31, 2025

North America	$4,083	$13,051
Israel	3,946	2,249
Africa	705	32,391
Europe and Middle East	2,850	4,824
Australia	—	825
Other	1,135	4,671

	$12,719	$58,011

NOTE 16 - INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
U.S. operations	$(10,303)	$(16,494)	$(7,990)	$(46,935)
Foreign operations	4,421	11,443	(162)	483
	$(5,882)	$(5,051)	$(8,152)	$(46,452)

The provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Current:
Federal	$—	$—	$—	$—
State	93	68	25	110
Foreign	69	519	220	6,174
Total current provision	$162	$587	$245	$6,284
Deferred:
Federal	$—	$—	$—	$—
State	—	—	—	(85)
Foreign	708	2	107	(1,682)
Total deferred provision	$708	$2	$107	$(1,767)
Total provision for income taxes	$870	$589	$352	$4,517

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statement of Operations for the years ended December 31, 2022 and 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 is attributable to the following (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Income tax benefit at the federal statutory rate	$(1,236)	$(1,061)	$(1,712)	$(9,755)
State and local income taxes, net of federal taxes	(313)	(298)	(145)	(1,094)
Increase (decrease) in valuation allowance	(1,105)	1,488	1,570	7,173
Remeasurement of deferred tax adjustments	359	4	8	542
Permanent differences and other	810	678	222	6,343
Non-deductible (non-taxable) foreign exchange movements	—	—	—	(509)
Over (Under) provision prior years	—	—	—	378
Foreign rate differential	(151)	(1,924)	396	819
GILTI inclusion	2,425	1,586	—	120
Foreign tax paid	—	—	—	381
Other	81	57	13	119
Acquisition fees	—	59	—	—
	$870	$589	$352	$4,517

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2024 and 2025 are presented below (in thousands):

	March 31, 2024	March 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$28,135	$48,572
Capital loss carryforwards	10,377	9,388
Deferred revenue	2,265	4,184
Stock-based compensation	230	306
Federal research and development tax credits	1,058	1,058
Capitalized research	1,524	1,832
Inventories	383	1,062
Bad debt reserve	639	1,588
Deferred lease liability	388	167
Acquisition costs	1,455	1,004
Interest limitation	—	4,831
Other deductible temporary differences	2,859	8,818
Total gross deferred tax assets	49,313	82,810
Set-off of deferred tax balances	—	(25,569)
Net deferred tax assets before valuation allowance	49,313	57,241
Less: valuation allowance	(46,532)	(53,307)
Net deferred tax assets	$2,781	$3,934

Deferred tax liabilities:
Intangible amortization	(3,958)	(65,025)
Right-of-use assets	(348)	(650)
Deferred foreign currency gains	—	(8,031)
Deferred commissions	—	(1,623)
Other deductible temporary differences	(159)	(7,952)
Total deferred tax liabilities	(4,465)	(83,281)
Set-off of deferred tax balances	—	25,569
Net deferred tax liabilities	(4,465)	(57,712)

Net deferred tax liabilities	$(1,684)	$(53,778)

A reconciliation of the beginning and ending amount of unrecognized tax positions for the periods ended March 31, 2024 and 2025 is as follows (in thousands):

Balance at December 31, 2023	$294
Additions based on tax provisions taken related to current period	27
Reductions related to expiration of statute of limitations	—
Balance at March 31, 2024	$321
Additions based on tax provisions taken related to current period	116
Reductions related to expiration of statute of limitations	(119)
Balance at March 31, 2025	$318

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

At March 31, 2025, the Company had an aggregate net operating loss (“NOL”) carryforward of approximately $83,930 for U.S. federal income tax purposes. At March 31, 2025, the Company had an aggregate NOL carryforward of approximately $37,775 for state income tax purposes and a foreign NOL carryforwards of approximately $101,519. Substantially all of the NOL carryforwards expire from 2024 through 2037 for pre-2018 federal NOL carryforwards and from 2024 through 2044 for state purposes. The NOL carryforwards may be limited to use in any particular year based on Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019 and 2024, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its NOL carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its NOL carryforwards under the same IRC provision.

At March 31, 2025, the Company has New Jersey NOL carryforwards included above in the approximate amount of $6,528, expiring through 2044, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of March 31, 2025, in excess of annual debt service costs requirements.

For the year ended March 31, 2025, the Company’s valuation allowance increased to $53,307, compared to $46,532 as of March 31, 2024, primarily due to the increase of NOLs and other timing differences. The Company has provided a valuation allowance against the full amount of its domestic net deferred tax assets and the majority of the foreign net deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. The valuation allowance increased in 2025 by $6,775.

Audits for federal income tax returns are closed for the years through 2020. However, the Internal Revenue Service (“IRS”) can audit the NOLs generated during those years in the years that the NOLs are utilized. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Foreign income tax returns are generally subject to examination based on the tax laws of the respective jurisdictions.

NOTE 17 - LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space, office equipment and vehicles. The Company’s leases have remaining lease terms ranging from approximately 1 to 10 years.

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

Where lease terms are 12 months or less, and meet the criteria for short-term lease classification, no ROU asset and no lease liability are recognized. Lease costs associated with the short-term leases are included in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations.

The components of lease cost are as follows (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Short-term lease cost	$443	$453	$57	$840

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,		Three Months Ended March 31,	Year Ended March 31,
	2022	2023	2024	2025
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,450	$1,198	$2,018	$3,714
Reduction of right-of-use assets due to MiX Combination (1)	$—	$—	$—	$(946)

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2024	March 31, 2025
Weighted-average remaining lease term - operating leases (in years) (1)	3.56	4.30
Weighted-average discount rate	6.1%	7.8%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2025 are as follows (in thousands):

Year ending March 31,

2026	$5,513
2027	3,462
2028	2,319
2029	1,622
2030	907
Thereafter	1,865
Total lease payments	15,688
Less: Imputed interest	(2,421)
Present value of lease payments	$13,267

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $6,890 as of March 31, 2025. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regards to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $197. The state has appealed to the higher chamber of the State Tax Administrative Court. Based on the Company’s legal counsel’s opinion, management is of the opinion that the chance of loss is not probable and that no material costs will arise in respect of these claims. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2025 was $609. No loss is considered probable under this arrangement.

On August 30, 2024, Fleet Connect Solutions LLC (“Fleet Connect”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of a number of Fleet Connect’s patents. The Company filed an answer to Fleet Connect’s complaint on November 8, 2024, denying the claims together with counterclaims to invalidate Fleet Connect’s patents. The Company simultaneously filed a Section 101 motion seeking to invalidate some of the patents. In addition, on February 11, 2025, Fleet Connect filed a second lawsuit against the Company in the United States District Court of the Eastern District of Texas. The Company then filed a similar motion under Section 101 challenging the validity of some of the patents involved in this lawsuit as well. The Company is evaluating the claims with patent counsel, however based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

NOTE 19 - UNAUDITED CONDENSED FINANCIAL INFORMATION

The unaudited condensed financial information for the three-month period ended March 31, 2023 is as follows (in thousands):

Three Months Ended March 31, 2023
(Unaudited)
Revenues:
Products	$12,508
Services	20,344
Total revenues	32,852

Cost of revenues:
Cost of products	9,002
Cost of services	7,276
Total cost of revenues	16,278

Gross profit	16,574

Operating expenses:
Selling, general and administrative expenses	16,941
Research and development expenses	1,723
Total operating expenses	18,664

Loss from operations	(2,090)

Interest income	24
Interest expense, net	(137)
Bargain purchase - Movingdots	7,234
Other income, net	3

Net income before income taxes	5,034

Income tax expense	(392)

Net income before non-controlling interest	4,642
Non-controlling interest	3

Net income	4,645

Accretion of preferred stock	(1,655)
Preferred stock dividend	(1,107)

Net income attributable to common stockholders	$1,883

Net income per share attributable to common stockholders - basic and diluted	$0.04

Weighted average common shares outstanding - basic	35,548
Weighted average common shares outstanding - diluted	35,628

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

As of March 31, 2025, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Due to the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025. Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this Annual Report on Form 10-K present, in all material aspects, our financial condition as reported, in conformity with U.S. GAAP.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A. Controls and Procedures in our Transition Report on Form 10-KT for the transition period ended March 31, 2024, we previously identified material weaknesses in our internal control over financial reporting.

Following the identification of these material weaknesses, we developed and executed a remediation plan, which included the redesign of key controls to strengthen their effectiveness in addressing the deficiencies previously reported. In particular, we:

•Migrated our central corporate accounting function to the legacy MiX Telematics central corporate function and team, leveraging a larger and more qualified accounting and internal risk team.
•Utilized internal and external resources to support the efforts to rework certain control gaps across various processes with identified deficiencies in Israel and the United States.
•Implemented enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports in Israel and the United States.
•Trained relevant personnel to reinforce existing policies and introduce enhanced policies with regard to the appropriate steps and procedures required to be performed related to execution and documentation of internal control.

Based on the results of our tests of operating effectiveness of controls to address the previously reported material weaknesses, management concluded that, as of March 31, 2025, the material weaknesses reported in the Form 10-KT have been remediated.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025, due to the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During our assessment of internal controls, we identified a material weakness related to the design and execution of controls over manual journal entries at I.D. Systems and Pointer Mexico. Specifically, the control deficiencies included:

•The configuration of an automated control within the ERP system at I.D. Systems, which permitted journal entries to be amended prior to posting, creating a segregation of duties issue concerning the processing of journal entries and review of balance sheet reconciliations; and
•Lack of workflow approval and sufficient documentation supporting the review of journal entries for Pointer Mexico.

These deficiencies, in the aggregate, represent a material weakness in our internal control over financial reporting, as they could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis.

On October 1, 2024, we completed the FC Acquisition, a privately owned entity that was determined to be material to our consolidated financial statements. In accordance with SEC guidance, management excluded Fleet Complete from its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025. Fleet Complete constitutes approximately 24% of total assets and 16% of total revenue of our consolidated financial statement amounts as of and for the year ended March 31, 2025.

Despite the exclusion of Fleet Complete from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, we identified a material weakness in controls over the financial close and reporting process. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements.

This material weakness resulted from insufficient controls over the review and validation of financial data submitted by the newly acquired subsidiary for consolidation purposes. This material weakness was due to the following deficiencies at Fleet Complete:

•Fleet Complete had ineffective general information technology controls (“GITCs”) over relevant IT systems. Specifically, Fleet Complete’s management did not design and maintain effective GITCs in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; and (ii) program change management controls to ensure that changes to IT programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties.
•Fleet Complete management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of Fleet Complete’s financial reporting.
•Fleet Complete also has not implemented workflow approval on journal entries resulting in a lack of segregation of duties related to the processing and approval of manual journal entries.

Our independent registered public accounting firm, Deloitte & Touche, has audited the effectiveness of our internal control over financial reporting as of March 31, 2025, as stated in its audit report included in this Annual Report on Form 10-K.

Remediation Plan for the Material Weaknesses

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated.

To address the material weaknesses, management has completed, or is in the process of completing, the following remediation activities:

•As of April 1, 2025, redesigned and implemented automated controls within the ERP system used by I.D. Systems to prevent users from editing journal entries they did not create and to require a senior independent authorized individual to approve and post such journal entries.
•Initiated plans to decommission the ERP system currently used by I.D. Systems in the second quarter of fiscal 2026, replacing it with a standardized ERP platform designated for use across the Company.
•Designing and implementing workflow approval on critical transactions, such as manual journal entries for I.D. Systems.
•Implementing controls that require documentation of independent reviews of manual journal entries at Pointer Mexico.

•Designing and implementing controls over GITCs within the standardized ERP system related to user access and program change management over IT systems that support financial reporting processes at Fleet Complete.
•Designing and implementing internal control over financial reporting for processes specific to Fleet Complete.

While we believe the actions taken and those underway will improve our internal control over financial reporting, we have not completed all remediation efforts identified herein. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except for the items noted above and our continued efforts to implement standardized ERP and CRM systems across all Powerfleet subsidiaries, there were no other changes to our internal control over financing reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Powerfleet, Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated June 26, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Fleet Complete, which was acquired on October 1, 2024, and whose financial statements constitute 24% of total assets and 16% of total revenue of the consolidated financial statement amounts as of and for the year ended March 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Fleet Complete.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management identified a material weakness related to the configuration of an automated control within the ERP system at I.D. Systems, which permitted journal entries to be amended prior to posting, creating a segregation of duties issue concerning the processing of journal entries and review of balance sheet reconciliations.

Management identified a material weakness related to a lack of workflow approval and sufficient documentation supporting the review of journal entries for Pointer Mexico.

Management also identified a material weakness in controls over the financial close and reporting process as a result of the Fleet Complete acquisition. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements.

This material weakness resulted from insufficient controls over the review and validation of financial data submitted by the newly acquired subsidiary for consolidation purposes. This material weakness was due to the following deficiencies at Fleet Complete:

•Fleet Complete had ineffective general information technology controls (“GITCs”) over relevant information technology (“IT”) systems. Specifically, Fleet Complete’s management did not design and maintain effective GITCs in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; and (ii) program change management controls to ensure that changes to IT programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties.
•Fleet Complete management did not design and implement control activities necessary to provide reasonable assurance regarding the reliability of Fleet Complete’s financial reporting.
•Fleet Complete has also not implemented workflow approval on journal entries resulting in a lack of segregation of duties related to the processing and approval of manual journal entries.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche
Johannesburg, South Africa
June 26, 2025

Item 9B. Other Information

On May 27, 2025, the Company entered into an amendment to each of the Facilities Agreement and Facility Agreement to amend the financial covenants contained therein with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The remaining information required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after March 31, 2025 (the “2025 Proxy Statement”) and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2025 Proxy Statement or (ii) the 2025 Proxy Statement is not filed with the SEC within 120 days after March 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation

The information required by this Item will be included in our definitive proxy statement for the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2025 Proxy Statement or (ii) the 2025 Proxy Statement is not filed with the SEC within 120 days after March 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our definitive proxy statement for the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2025 Proxy Statement or (ii) the 2025 Proxy Statement is not filed with the SEC within 120 days after March 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive proxy statement for the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2025 Proxy Statement or (ii) the 2025 Proxy Statement is not filed with the SEC within 120 days after March 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2025 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2025 Proxy Statement or (ii) the 2025 Proxy Statement is not filed with the SEC within 120 days after March 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits
(1) Financial Statements. The following financial statements of Powerfleet, Inc. are included in Item 8 of Part II of this Form 10-K:

Page

Report of the Independent Registered Public Accounting Firm - Deloitte & Touche (PCAOB ID No. 1130)	50
Report of the Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42)	53
Consolidated Balance Sheets as of March 31, 2024 and 2025	54
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	56
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	57
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2023, Three Months Ended March 31, 2024, and Year Ended March 31, 2025	60
Notes to the Consolidated Financial Statements	63

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number	Description
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

2.3
Implementation Agreement, dated October 10, 2023, by and among Powerfleet, Inc., Main Street 2000 Proprietary Limited and MiX Telematics Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 10, 2023).†

2.4
Share Purchase Agreement, dated September 18, 2024, by and among Golden Eagle Topco, LP, the Other Shareholders Party Thereto, Powerfleet, Inc. and Powerfleet Canada Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).†

2.5
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
10.1.1
2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended September 30, 2009, filed with the SEC on November 6, 2009).¥

10.1.2
Amendment, dated March 16, 2012, to 2009 Non-Employee Director Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of I.D. Systems, Inc. for the fiscal quarter ended March 31, 2012, filed with the SEC on May 14, 2012).¥

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).¥
10.3	Powerfleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 17, 2024.¥
10.4.1
Employment Offer Letter, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).¥

10.4.2
Severance Agreement, dated January 5, 2022, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 5, 2022).¥

10.4.3
Amendment to Severance Agreement, dated September 11, 2023, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc. filed with the SEC on September 15, 2023).¥

10.4.4
Amendment to Severance Agreement, dated May 31, 2025, between Powerfleet, Inc. and Steve Towe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc. filed with the SEC on June 5, 2025).¥

10.4.5	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Powerfleet, Inc., filed with the SEC on March 16, 2022).¥
10.5.1
Offer Letter, dated December 31, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 4, 2023).¥

10.5.2
Employee Covenants Agreement, dated November 11, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K of Powerfleet, Inc. filed with the SEC on May 9, 2024).¥

10.6	Offer Letter, dated November 8, 2024 between Powerfleet, Inc. and Michael Powell (filed herewith).¥
10.7	Offer Letter, dated June 1, 2025 between Powerfleet, Inc. and Melissa Ingram (filed herewith).¥
10.8
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).¥

10.9.1
Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 22, 2024).

10.9.2
Amendment No. 1, effective as of December 30, 2024, to the Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 3, 2025).†

10.10.1
Facilities Agreement, dated March 7, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 12, 2024).

10.10.2
Amendment No. 1, effective as of May 9, 2025, to the Facilities Agreement, dated March 7, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (filed herewith).

10.10.3
Amendment No. 2, effective as of May 27, 2025, to the amended Facilities Agreement, dated May 9, 2025, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (filed herewith).

10.11
Credit Agreement, dated March 14, 2024, between MiX Telematics Proprietary Limited (formerly known as MiX Telematics Limited) and FirstRand Bank Limited acting through Rand Merchant Bank division (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Powerfleet, Inc., filed with the SEC on August 28, 2024).

10.12.1
Facility Agreement, dated September 27, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 1, 2024).†+

10.12.2
Amendment No. 1, effective as of May 27, 2025, to the Facility Agreement, dated September 27, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (filed herewith).

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).†
10.14
Registration Rights Agreement, dated October 1, 2024, by and between Powerfleet, Inc. and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 2, 2024).†

19.1	Insider Trading Policy.*
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche.*
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Powerfleet, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on May 9, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the SEC.

*	Filed herewith.
**	Furnished herewith.
¥	Management contract or compensatory plan or arrangement.
+	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted. Redacted information is indicated by [***].

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

Date: June 26, 2025	POWERFLEET, INC.

By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steve Towe	Chief Executive Officer	June 26, 2025
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	June 26, 2025
David Wilson	(Principal Financial and Accounting Officer)

/s/ Michael Brodsky	Director	June 26, 2025
Michael Brodsky

/s/ Ian Jacobs	Director	June 26, 2025
Ian Jacobs

/s/ Andrew Martin	Director	June 26, 2025
Andrew Martin

/s/ Michael McConnell	Director	June 26, 2025
Michael McConnell