Form 10-Q
period 2025-06-30
Powerfleet, Inc.
filed 2025-08-11
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 7, 2025 was 133,443,292.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2025	3
Condensed Consolidated Statements of Operations - for the three months ended June 30, 2024 and 2025	5
Condensed Consolidated Statements of Comprehensive (Loss) Income - for the three months ended June 30, 2024 and 2025	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity - for the periods April 1, 2024 through June 30, 2024 and April 1, 2025 through June 30, 2025	7
Condensed Consolidated Statements of Cash Flows - for the three months ended June 30, 2024 and 2025	8
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	44
Part II - OTHER INFORMATION	46
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 5. Other Information	48
Item 6. Exhibits	48
Signatures	49

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$44,392	$31,196
Restricted cash	4,396	4,447
Accounts receivables, net of allowance for credit losses of $4,057 and $8,437 as of March 31, 2025 and June 30, 2025, respectively	78,623	81,482
Inventory, net	18,350	23,892
Prepaid expenses and other current assets	23,319	26,762
Total current assets	169,080	167,779
Fixed assets, net	58,011	62,712
Goodwill	383,146	394,668
Intangible assets, net	258,582	263,745
Right-of-use asset	12,339	11,935
Severance payable fund	3,796	4,097
Deferred tax asset	3,934	3,926
Other assets	21,183	21,920
Total assets	$910,071	$930,782

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$41,632	$37,426
Accounts payable	41,599	48,341
Accrued expenses and other current liabilities	45,327	48,755
Deferred revenue - current	17,375	17,116
Lease liability - current	5,076	4,965
Total current liabilities	151,009	156,603
Long-term debt - less current maturities	232,160	232,954
Deferred revenue - less current portion	5,197	5,133
Lease liability - less current portion	8,191	7,994
Accrued severance payable	6,039	6,754
Deferred tax liability	57,712	57,387
Other long-term liabilities	3,021	3,077
Total liabilities	463,329	469,902
Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—
Common stock; authorized 175,000 shares, $0.01 par value; 135,379 and 135,506 shares issued at March 31, 2025 and June 30, 2025, respectively; shares outstanding, 133,316 and 133,443 at March 31, 2025 and June 30, 2025, respectively	1,343	1,343
Additional paid-in capital	671,400	673,253

Accumulated deficit	(205,783)	(216,017)
Accumulated other comprehensive (loss) income	(8,850)	13,669
Treasury stock; 2,063 and 2,063 common shares at cost at March 31, 2025 and June 30, 2025, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	446,592	460,730
Non-controlling interest	150	150
Total equity	446,742	460,880

Total liabilities and stockholders’ equity	$910,071	$930,782

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2024	2025
Revenues:
Products	$18,738	$17,657
Services	56,692	86,464
Total revenues	75,430	104,121

Cost of revenues:
Cost of products	12,751	13,228
Cost of services	23,031	34,412
Total cost of revenues	35,782	47,640

Gross profit	39,648	56,481

Operating expenses:
Selling, general and administrative expenses	54,782	53,663
Research and development expenses	3,101	4,857
Total operating expenses	57,883	58,520

Loss from operations	(18,235)	(2,039)

Interest income	304	196
Interest expense, net	(2,691)	(6,786)
Other expense, net	(624)	(1,243)

Net loss before income taxes	(21,246)	(9,872)

Income tax expense	(1,053)	(362)

Net loss before non-controlling interest	(22,299)	(10,234)
Non-controlling interest	(13)	—

Net loss	(22,312)	(10,234)

Preferred stock dividend	(25)	—

Net loss attributable to common stockholders	$(22,337)	$(10,234)

Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.08)

Weighted average common shares outstanding - basic and diluted	107,136	133,313

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2025
Net loss attributable to common stockholders	$(22,337)	$(10,234)

Foreign currency translation adjustment	418	22,519

Total other comprehensive income	418	22,519

Comprehensive (loss) income	$(21,919)	$12,285

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholder’s Equity
	Number of Shares	Amount
Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net income attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548

Balance as of April 1, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(10,234)	—	—	—	(10,234)
Foreign currency translation adjustment	—	—	—	—	22,519	—	—	22,519
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Issue of stock appreciation rights	127	—	—	—	—	—	—	—
Balance as of June 30, 2025	135,506	$1,343	$673,253	$(216,017)	$13,669	$(11,518)	$150	$460,880

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2025
Cash flows from operating activities
Net loss	$(22,312)	$(10,234)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	13	—
Inventory reserve	257	193
Stock-based compensation expense	5,929	1,853
Depreciation and amortization	10,335	16,031
Right-of-use assets, non-cash lease expense	760	974
Derivative mark-to-market adjustment	—	104
Bad debts expense	1,993	1,856
Deferred income taxes	1,021	(3,157)
Shares issued for transaction bonuses	889	—
Lease termination and modification losses	—	59
Other non-cash items	482	(513)
Changes in operating assets and liabilities:
Accounts receivables	(6,973)	(2,391)
Inventories	(624)	(4,733)
Prepaid expenses and other current assets	(1,518)	(1,284)
Deferred costs	(1,789)	(2,730)
Deferred revenue	(142)	(420)
Accounts payable, accrued expenses and other current liabilities	4,993	9,637
Lease liabilities	(927)	(881)
Accrued severance payable, net	(2)	357

Net cash (used in) provided by operating activities	(7,615)	4,721

Cash flows from investing activities
Acquisition, net of cash assumed	27,531	—
Proceeds from sale of fixed assets	—	16
Capitalized software development costs	(2,308)	(3,724)
Capital expenditures	(5,586)	(8,114)

Net cash provided by (used in) investing activities	19,637	(11,822)

Cash flows from financing activities
Repayment of long-term debt	(493)	(1,341)
Short-term bank debt, net	4,161	(5,428)
Purchase of treasury stock upon vesting of restricted stock	(2,836)	—
Payment of preferred stock dividend and redemption of preferred stock	(90,298)	—
Cash paid on dividends to affiliates	(4)	—

Net cash used in financing activities	(89,470)	(6,769)

Effect of foreign exchange rate changes on cash and cash equivalents	(823)	725
Net decrease in cash and cash equivalents, and restricted cash	(78,271)	(13,145)
Cash and cash equivalents, and restricted cash at beginning of the period	109,664	48,788

Cash and cash equivalents, and restricted cash at end of the period	$31,393	$35,643

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,354	44,392
Restricted cash	85,310	4,396
Cash and cash equivalents, and restricted cash, at beginning of the period	$109,664	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	30,242	31,196
Restricted cash	1,151	4,447
Cash and cash equivalents, and restricted cash, at end of the period	$31,393	$35,643

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$41	$873
Interest	$3,057	$5,994

Noncash investing and financing activities:
Common stock issued for transaction bonus	$9	$—
Shares issued in connection with MiX Combination	$362,005	$—

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the three months ended June 30, 2025 include the financial results of MiX Telematics and its subsidiaries.

On October 1, 2024 (the “FC Closing Date”), the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the three months ended June 30, 2025 include the financial results of Fleet Complete and its subsidiaries. See Note 3 for additional information.

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2025 and June 30, 2025, the consolidated results of its operations for the three-month periods ended June 30, 2024 and 2025, the consolidated change in stockholders’ equity for the three-month periods ended June 30, 2024 and 2025, and the consolidated cash flows for the three-month periods ended June 30, 2024 and 2025. The results of operations for the three-month period ended June 30, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K for the year then ended.

NOTE 2 - USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, assumptions used in business combinations, allowance for credit losses, income taxes, realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill and long-lived assets, capitalized software development costs, standalone selling prices (“SSP”), valuation of the derivative asset, and market-based stock-based compensation costs. Actual results could differ materially from those estimates and assumptions made.

NOTE 3 - ACQUISITION

FC Acquisition

On October 1, 2024, the Company consummated the FC Acquisition, pursuant to which Fleet Complete became an indirect, wholly owned subsidiary of the Company in exchange for payment by the Purchasers of an aggregate purchase price of $190,000, subject to certain customary working capital and other adjustments as described in the Purchase Agreement (as adjusted, the “Purchase Price”).

The FC Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations, with the Company identified as the legal and the accounting acquirer.

The estimated fair value of the consideration transferred for the FC Acquisition was $189,950 as of the FC Closing Date, which consisted of the following:

(in thousands, except for share price)	October 1, 2024
Shares of Powerfleet common stock issued	4,286
Powerfleet stock price*	4.98
Fair value of Powerfleet common stock transferred	$21,343
Cash consideration to former shareholders	16,225
Repayment of Fleet Complete’s existing debt	152,382
Total fair value of consideration	$189,950

* Powerfleet’s closing share price on October 1, 2024.

$60,000 of the cash portion of the Purchase Price was funded by the Private Placement, as described below, and $125,000 of the cash portion of the Purchase Price was funded with a senior secured term loan facility provided by FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), as described in Note 13 below.

Concurrently with the closing of the FC Acquisition, on October 1, 2024, the Company consummated a private placement contemplated by the Subscription Agreement, dated as of September 18, 2024, by and among the Company and various accredited investors party thereto (the “Investors”), pursuant to which the Investors purchased from the Company, and the Company issued to such Investors, an aggregate of 20,000 shares of the Company’s common stock at a price per share of $3.50 for aggregate gross proceeds of $70,000 (the “Private Placement”). $60,000 of such gross proceeds funded a portion of the Purchase Price with the remaining $10,000 in proceeds expected to be used by the Company for working capital and general corporate purposes. Timing of the receipt of proceeds, gross of issuance costs, was $62,000, by September 30, 2024, with the remaining $8,000, net of costs, received on October 1, 2024.

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

The allocation of purchase price was as follows (in thousands):

October 1, 2024
Assets acquired:
Cash and cash equivalents	$3,964
Accounts receivable, net	19,990
Inventory, net	6,598
Prepaid expenses and other current assets	9,144
Fixed assets, net	3,693
Intangible assets, net	101,261
Identifiable intangible assets acquired	99,000
Computer software	2,261
Right-of-use asset	2,823
Deferred tax assets	—
Other assets	4,555
Total assets acquired	$152,028

Liabilities assumed:
Accounts payable and accrued expenses	$30,857
Deferred revenue - current	3,088
Lease liability - current	2,965
Deferred revenue - less current portion	1,118
Lease liability - less current portion	75
Accrued severance payable	216
Other long-term liabilities	405
Deferred tax liabilities	5,599
Total liabilities assumed	$44,323

Total identifiable net assets acquired	$107,705
Goodwill	82,245
Purchase price consideration	$189,950

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The Company’s allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at October 1, 2024 becomes available and final valuation and analysis are completed. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used DCF analyses to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

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
	$99,000

Acquisition-Related Expenses

The Company expensed a total of $1,130 of acquisition-related costs in the consolidated statements of operations related to the FC Acquisition for the three-month period ended June 30, 2025.

Unaudited Pro Forma Financial Information

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $30,650 and a net loss of $5,254 for the three-month period ended June 30, 2024, of which $3,021 related to the amortization of acquired identifiable intangible assets.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation and other local jurisdictional limits. Restricted cash at March 31, 2025 consisted of escrow amounts of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $311 held in escrow for purchases from a vendor, cash of $698 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia. Restricted cash at June 30, 2025 consisted of cash of $3,336 held in escrow related to the FC

Acquisition to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $744 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $55 issued in respect of property lease agreements entered into by MiX Telematics Australasia.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended June 30, 2024 and 2025 (in thousands):

	Three Months Ended June 30,
	2024	2025
Products	$18,738	$17,657
Services	56,692	86,464
	$75,430	$104,121

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2025 and June 30, 2025 (in thousands):

	March 31, 2025	June 30, 2025
Contract Assets:
Deferred contract cost (1)	$11,894	$12,585
Deferred costs - current	$2	$—

Contract Liabilities:
Deferred revenue – services (2)	$21,466	$21,020
Deferred revenue – products (2)	1,106	1,229
	22,572	22,249
Less: Deferred revenue – current	(17,375)	(17,116)
Deferred revenue – long term	$5,197	$5,133

(1) Deferred contract costs are included in Other assets on the condensed consolidated balance sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the year ended March 31, 2025 and the three-month period ended June 30, 2025, the Company recognized revenue of $4,666 and $5,468, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

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

An analysis of the allowance for credit losses for the periods ended June 30, 2024 and 2025 is as follows (in thousands):

	Three Months Ended June 30,
	2024	2025
Allowance for credit losses, March 31	$3,197	$4,057
Current period provision for expected credit losses	1,993	5,388
Write-offs charged against the allowance	(1,509)	(1,634)
Foreign currency translation	46	626
Allowance for credit losses, June 30	$3,727	$8,437

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2025	June 30, 2025
Sales-type lease receivables, current	$1,062	$1,020
Prepaid expenses*	9,038	9,319
Contract assets	5,088	4,600
Tax receivables	553	509
VAT receivable	1,901	2,891
Sundry debtors	5,424	8,111
Other current assets	253	312
	$23,319	$26,762

*This includes the prepaid portion of total deferred contract assets.

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2025	June 30, 2025
Components	$11,859	$12,058
Work in process	—	—
Finished goods, net	6,491	11,834
	$18,350	$23,892

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2025	June 30, 2025
Installed and uninstalled products	$61,564	$70,278
Computer software	11,523	12,333
Computer and electronic equipment	6,294	4,885
Furniture and fixtures	3,054	3,773
Leasehold improvements	1,459	1,637
Plant and equipment	276	303
Assets in progress	7	14
	84,177	93,223
Accumulated depreciation and amortization	(26,166)	(30,511)
	$58,011	$62,712

Depreciation and amortization expense for the three-month periods ended June 30, 2024 and June 30, 2025 was $4,749 and $6,172, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2025 and June 30, 2025 (in thousands):

June 30, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$207,851	$(24,777)	$183,074
Trademark and tradename	3 - 15	22,162	(6,442)	15,720
Patents	7 - 11	628	(576)	52
Technology	5 - 7	77,991	(26,656)	51,335
Software to be sold or leased	3 - 7	16,416	(3,017)	13,399
		325,048	(61,468)	263,580

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$325,213	$(61,468)	$263,745

March 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$200,868	$(21,994)	$178,874
Trademark and tradename	3 - 15	21,557	(5,805)	15,752
Patents	7 - 11	628	(553)	75
Technology	5 - 7	74,050	(21,705)	52,345
Software to be sold or leased	3 - 7	13,490	(2,119)	11,371
		310,593	(52,176)	258,417

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$310,758	$(52,176)	$258,582

The weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased for June 30, 2025 were 11.5, 10.6, 6.8, 4.2, and 4.1 years and for March 31, 2025 were 11.7, 10.8, 7.0, 4.4, and 4.3 years.

Amortization expense for the three-month periods ended June 30, 2024 and 2025 was $5,586 and $9,859, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2026 (remaining)	$32,041
2027	38,926
2028	34,584
2029	30,034
2030	24,060
Thereafter	103,935
$263,580

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill as of March 31, 2025 and June 30, 2025 (in thousands):

	March 31, 2025	June 30, 2025
Goodwill
Opening balance	$83,487	$383,146
Businesses acquired
MiX Combination	216,799	—
FC Acquisition	82,245	—
Foreign currency translation difference	615	11,522
Closing balance	$383,146	$394,668

For the three-month period ended June 30, 2025, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

[A] Stock Options:

During the three-month period ended June 30, 2025, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the three-month period ended June 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	5,200	13.85	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(25)	3.13	—	—
Outstanding as of June 30, 2025	5,175	13.91	6.70	$1,251

Vested as of June 30, 2025	—	—	—	$—

During the three-month period ended June 30, 2025, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the three-month period ended June 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	1,890	4.51	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(7)	5.98	—	—
Outstanding as of June 30, 2025	1,883	4.50	6.54	$642

Vested as of June 30, 2025	1,658	4.53	6.21	$642

The Company recorded stock-based compensation expense of $1,817 and $447 for the three-month periods ended June 30, 2024, and 2025, respectively, in connection with awards made under the stock option plans, including market-based and time-based options. The decrease in the recognized expense is because the prior year included acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination.

The fair value of options vested during the three-month periods ended June 30, 2024 and 2025 was $1,457 and $100, respectively. There were no option exercises that occurred during the three-month periods ended June 30, 2024 and 2025.

As of June 30, 2025, there was $583 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.84 years.

As of June 30, 2025, there was $1,795 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.67 years.

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

During the three-month period ended June 30, 2025, the Company granted 373 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. Grant date for these awards was determined to be April 23, 2025. The Company granted an additional 11 restricted shares of common stock, which vest in equal installments over a twelve month period, provided that they remain employed by the Company on the scheduled vesting date.

During the three-month period ended June 30, 2025, the Company granted 1,475 restricted performance shares of common stock to the Company’s executive officers and senior management team, which vest if specified performance targets are achieved and provided that they remained employed by the Company on the scheduled vesting date. Grant date for these awards was determined to be April 23, 2025.

A summary of all unvested restricted stock for the three-month period ended June 30, 2025 is as follows:

	Time Based Restricted Shares		Market Based Restricted Shares		Performance Based Restricted Shares
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2025	732	5.31	938	5.35	—	—
Granted	384	4.77	—	—	1,475	4.75
Vested/Exercised	(54)	5.45	—	—	—	—
Forfeited or expired	—	—	—	—	—	—
Unvested, June 30, 2025	1,062	5.31	938	5.35	1,475	4.75

The Company recorded stock-based compensation expenses of $3,095 and $820 for the three-month periods ended June 30, 2024 and 2025, respectively, in connection with restricted stock grants. As of June 30, 2025, there was $9,207 of total unrecognized compensation cost related to unvested shares.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company's stock appreciation rights ("SARs") for the three-month period ended June 30, 2025:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	3,238	2.44
Granted	0	—
Exercised	(243)	2.79
Forfeited	(197)	2.25
Outstanding as of June 30, 2025	2,798	2.43	2.85

Vested as of June 30, 2025	1,039	2.63	1.94	$1,748

The total stock-based compensation expense recognized during the three-month periods ended June 30, 2024, and 2025 was $1,016 and $361, respectively.

As of June 30, 2025, there was $3,595 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 2.45 years.

[D] Warrants:

On April 21, 2025, the Company issued to Private Capital Management Holdings, L.P., an affiliate of Private Capital Management, LLC (“PCM”), a warrant to purchase 130,275 shares of common stock in lieu of granting certain equity compensation to Andrew Martin, one of the Company's directors and a partner and member of the investment research team at PCM. The warrants become exercisable in 10 equal installments on the last day of each quarter starting June 30, 2024.

The fair value of each warrant on grant date is estimated using the Black-Scholes option-pricing model reflecting the following assumptions:

Expected volatility	7.0%
Expected life of warrants	5.2
Risk free interest rate	0.4%
Dividend yield	—
Fair value of warrants granted during the quarter	$2.79

The total stock-based compensation expense recognized during the three-month period ended June 30, 2025 was $226.

As of June 30, 2025, there was $138 of unrecognized compensation cost related to unvested warrants. This amount is expected to be recognized over a weighted-average period of 1.25 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended June 30, 2024 and 2025 are as follows:

	Three Months Ended June 30,
	2024	2025
Basic and diluted loss per share
Net loss attributable to common stockholders	$(22,337)	$(10,234)

Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.08)

Weighted-average common share outstanding - basic and diluted	107,136	133,313

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

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2025	June 30, 2025
Short-term bank debt	$36,788	$31,947
Current maturities of long-term debt	$4,844	$5,479
Long-term debt - less current maturities	$232,160	$232,954

Short-Term Bank Debt

As of June 30, 2025, short-term debt comprised $31,935 of borrowing facilities and $12 of book overdrafts.

RMB Facility

On March 7, 2024, as part of the MiX Combination, MiX Telematics and Powerfleet entered into the Facilities Agreement with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $19,644 as of June 30, 2025) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement, which is described in more detail below.

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly.

As of June 30, 2025, $16,579 of the RMB General Facility was utilized.

Hapoalim Debt

As of June 30, 2025, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $15,356 under the Hapoalim Revolving Facilities, which are described below.

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

As of June 30, 2025, Pointer had utilized $15,356 under the Hapoalim Revolving Facilities. The available undrawn facility balance at June 30, 2025 was $14,644.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at June 30, 2025 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement. The Hapoalim Revolving Facilities mature on February 27, 2026.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as defined in the A&R Credit Agreement, the ratio of each Borrower’s total debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ending June 30, 2025.

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

For the three-months ended June 30, 2024, the Company recorded $30 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. For the three-month period ended June 30, 2025, the Company recorded $15 of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. The Company recorded charges of $655 and $624 to interest expense on its Consolidated Statement of Operations for the three-month periods ended June 30, 2024 and 2025, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the RMB Facilities on March 13, 2024, the proceeds of which were used to redeem all the then-outstanding shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems, Inc (“I.D. Systems”), Movingdots GmbH (“Movingdots”) and Powerfleet Inc. (“Powerfleet”), and there is a security agreement over the shares in Main Street 2000 Proprietary Limited (“MS2000”), I.D. Systems, and Movingdots.

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

The following key assumptions were used in June 30, 2025:

	Facility A	Facility B
Credit spread volatility	37%	30%
Credit spread	3.71%	3.84%
Credit rating	B	B
Risk free rate	US Treasury rate	US Treasury rate

As of March 31, 2025 , the Secured Overnight Financing Rate (SOFR) spot rate was 4.41% and, as of June 30, 2025, the US Treasury rate was 3.70%.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in no change in the derivative asset, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $114. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in no change in the derivative asset, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $110. The Prepayment Derivative assets are included in Other assets and their fair values were $850 and $1,880 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2025 and, $634 and $1,992 for RMB Facility A and RMB Facility B, respectively, as of June 30, 2025. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three-month period ended June 30, 2025, the Company recorded $72 of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the three-month period ended June 30, 2025, the Company recorded interest expense of $1,920.

RMB Term Facility

On September 27, 2024, the Company, together with I.D. Systems and Movingdots, each a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with RMB, pursuant to which RMB agreed to provide the Company with a term loan facility in an aggregate principal amount of $125,000 (the “New RMB Term Facility”). The Company drew down the full amount of the New RMB Term Facility on October 1, 2024, and used the proceeds to pay a portion of the Purchase Price in connection with the FC Acquisition. The Company’s obligations under the New RMB Term Facility are guaranteed, on a joint and several basis, by the Company, I.D. Systems, Movingdots and Powerfleet Canada Holdings Inc. The New RMB Term Facility is secured by a first priority security interest over the entire share capital of I.D. Systems, Movingdots, MS2000 and Canadian SPV, each a wholly owned subsidiary of the Company. No other assets of the Company will serve as collateral under the New RMB Term Facility.

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

In the event of any prepayment during a quarterly interest period, the Company is also required to pay, or receive from, RMB an amount such that RMB would be in the same economic position for that interest period had the prepayment only occurred at the end of such period. The amount payable or receivable will be calculated relative to the interest that RMB would be able to obtain by placing the amount prepaid on deposit with a leading bank in the London interbank market for a period from the prepayment until the end of such interest period.

The New RMB Term Facility bears interest at 5% per annum (provided no event of default is continuing), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly in arrears on March 31, June 30, September 30, and December 31 each year, and on October 31, 2029. The stated interest rate at June 30, 2025 was 9.45%.

The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs, including the $1,250 non-refundable deal structuring fee to RMB, of approximately $1,433 were incurred. For the three-month period ended June 30, 2025, the Company recorded $58 of amortization of these costs. For the three-month period ended June 30, 2025, the Company recorded $2,938 of interest expense.

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

Scheduled contractual maturities of the long-term debt as of June 30, 2025 are as follows (in thousands):

2026 (remaining)	$4,063
2027	48,458
2028	5,958
2029	55,500
2030	125,000
Thereafter	—
238,979
Less: Current portion	(5,479)
Less: Debt costs and prepayment	(546)
Total	$232,954

NOTE 14 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	June 30, 2025
Accrued warranty	$1,479	$1,373
Accrued compensation	27,825	31,026
Government authorities	6,982	8,465
Other current liabilities	9,041	7,891
	$45,327	$48,755

The following table summarizes warranty activity for the three months ended June 30, 2024 and 2025 (in thousands):

	Three Months Ended June 30,
	2024	2025
Accrued warranty reserve, beginning of year	$2,926	$3,618
Accrual for product warranties issued	247	97
Product replacements and other warranty expenditures	(86)	(229)
Expiration of warranties (over warranty accrual)	(9)	(45)
Acquired through MiX Combination	356	—
Foreign currency translation difference	—	66
Accrued warranty reserve, end of period (1)	$3,434	$3,507

(1) Includes non-current accrued warranty included in other long-term liabilities at June 30, 2024 and 2025 of $1,884 and $2,134, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the three-month period ended June 30, 2024 the Company paid $25 in dividends to the holders of the Series A Preferred Stock, which included dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income for the three-month period ended June 30, 2025 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at April 1, 2025	$(8,850)	$(8,850)
Current period change	22,519	22,519
Balance at June 30, 2025	$13,669	$13,669

The accumulated balances for each classification of other comprehensive loss for the three-month period ended June 30, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at April 1, 2024	$(985)	$(985)
Current period change	418	418
Balance at June 30, 2024	$(567)	$(567)

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

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Three Months Ended June 30,
	2024	2025
Total revenues	$75,430	$104,121
Total cost of revenues	35,782	47,640
Selling and marketing expenses	9,312	17,597
General and administrative expenses	42,810	33,275
Development costs incurred	5,213	8,559
Development costs capitalized	(2,112)	(3,702)
Depreciation and amortization	2,660	2,790
Interest income	304	196
Interest expense, net	(2,691)	(6,786)
Other expense, net	(624)	(1,243)
Income tax expense	(1,053)	(362)
Net loss before non-controlling interest	(22,299)	(10,234)
Non-controlling interest	(13)	—
Preferred stock dividend	(25)	—
Net loss attributable to common stockholders	$(22,337)	$(10,234)

The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended June 30,
	2024	2025
North America	$21,392	$37,425
Israel	10,661	13,295
Africa	24,406	25,462
Europe and Middle East	7,837	12,352
Australia	6,053	10,618
Other	5,081	4,969
	$75,430	$104,121

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2025	June 30, 2025
North America	$13,051	$14,791
Israel	2,249	2,110
Africa	32,391	34,475
Europe and Middle East	4,824	5,477
Australia	825	830
Other	4,671	5,029
	$58,011	$62,712

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

	Three Months Ended June 30,
	2024	2025
Domestic pre-tax book loss	$(16,475)	$(10,345)
Foreign pre-tax book (expense) income	(4,771)	473
Total loss before income taxes	(21,246)	(9,872)
Income tax expense	(1,053)	(362)
Net loss before non-controlling interest	$(22,299)	$(10,234)

Effective tax rate	(4.96)%	(3.67)%

For the three-month periods ended June 30, 2024 and 2025, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,
	2024	2025
Short-term lease cost	$207	$419

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,
	2024	2025
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$490	$200

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2025
Weighted-average remaining lease term - operating leases (in years) (1)	4.26
Weighted-average discount rate	7.7%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2025 are as follows (in thousands):

July 2025 - March 2026	$4,372
2027	3,677
2028	2,535
2029	1,753
2030	961
Thereafter	1,989
Total lease payments	15,287
Less: Imputed interest	(2,328)
Present value of lease payments	$12,959

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Facilities is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 13). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the year ended March 31, 2025 and the three months ended June 30, 2025.

	As of June 30, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$201	$200	$—	$—	$200

Debt	$270,380	$272,947	$—	$272,947	$—

Prepayment derivative	$2,626	$2,626	$—	$—	$2,626

	As of March 31, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$194	$194	$—	$—	$194

Debt	$273,792	$275,179	$—	$275,179	$—

Prepayment derivative	$2,730	$2,730	$—	$—	$2,730

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended June 30, 2024 and 2025, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $5,493 as of June 30, 2025. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regard to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $197. The state has appealed to the higher chamber of the State Tax Administrative Court. In April 2025, the Company obtained a tax certificate indicating that the claim is under discussion and should not be recognized as a liability to the Company. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2025 and June 30, 2025 was $609 and $565, respectively. No loss is considered probable under this arrangement.

On August 30, 2024, Fleet Connect Solutions LLC (“Fleet Connect”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of a number of Fleet Connect’s patents. The Company filed an answer to Fleet Connect’s complaint on November 8, 2024, denying the claims together with counterclaims to invalidate Fleet Connect’s patents. Fleet Connect made a settlement demand of $3.45 million, however the Company has not yet responded to the demand. In addition, on February 11, 2025, Fleet Connect filed a second lawsuit against the Company in the United States District Court of the Eastern District of Texas. The Company then filed a similar motion under Section 101 challenging the validity of some of the patents involved in this lawsuit as well. The Company entered into an agreement with the company who is negotiating a license from Fleet Connect for a number of other infringers. The Company is evaluating the claims with patent counsel, however based on currently available information, the Company is unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing in Part I, Item 1 of this report and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Form 10-K”). Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to be computed accurately.

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

There are risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: the ability to realize all of the anticipated benefits of the MiX Combination and the FC Acquisition, and the potential challenges associated with the ongoing integration of the businesses; global economic conditions as well as exposure to political, trade and geographic risks, including tariffs and the conflict in the Middle East; disruptions or limitations in our supply chain, particularly with respect to key components; technological changes or product developments that may be more complex, costly, or less effective than expected; cybersecurity risks and our ability to protect our information technology systems from breaches; competitive pressures from a broad range of local, regional, national and other providers of wireless solutions; our ability to effectively navigate the international political, economic and geographic landscape; risks related to the protection and enforcement of our intellectual property rights; changes in applicable laws and regulations or changes in generally accepted accounting policies, rules and practices; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K.

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

Overview

Powerfleet is a global provider of Internet-of-Things (“IoT”) solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

On April 2, 2024, we acquired MiX Telematics, and on October 1, 2024, we acquired Fleet Complete. Since the closing of these acquisitions, we have made significant progress in integrating the businesses into our operations, with alignment of core functions and early realization of operational synergies.

Recent Developments

Higher interest rates, fluctuations in currency values, continued supply chain disruptions, changes in tariff policies and import and export restrictions, and the conflict in the Middle East have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. While we do not currently believe that inflation and recently pronounced tariffs have had a material impact on our condensed consolidated financial statements, the ultimate extent of the effects of these developments remain highly uncertain, and such effects could exist for an extended period of time.

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

Additional risks and uncertainties to which we are subject are described under the heading “Risk Factors” in our Form 10-K.

Critical Accounting Policies

For the three-month period ended June 30, 2025, there were no significant changes to our critical accounting policies as identified in the Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,
	2024	2025

Revenues:
Products	24.8%	17.0%
Services	75.2%	83.0%
Total revenues	100.0%	100.0%

Cost of revenues:
Cost of products	16.9%	12.7%
Cost of services	30.5%	33.1%
Total cost of revenues	47.4%	45.8%

Gross profit	52.6%	54.2%

Operating expenses:
Selling, general and administrative expenses	72.6%	51.5%
Research and development expenses	4.1%	4.7%
Total operating expenses	76.7%	56.2%

Loss from operations	(24.2)%	(2.1)%

Interest income	0.4%	0.2%
Interest expense, net	(3.6)%	(6.5)%
Other expense, net	(0.8)%	(1.2)%

Net loss before income taxes	(28.2)%	(9.5)%

Income tax expense	(1.4)%	(0.3)%

Net loss before non-controlling interest	(29.6)%	(9.9)%
Non-controlling interest	—%	—%

Net loss	(29.5)%	(9.9)%

Preferred stock dividend	0.0%	—%

Net loss attributable to common stockholders	(29.5)%	(9.9)%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

REVENUES. Revenues increased by $28.7 million, or 38.0%, to $104.1 million in the three months ended June 30, 2025, from $75.4 million in the same period in 2024.

Revenues from products decreased by $1.1 million, or 5.8%, to $17.7 million in the three months ended June 30, 2025, from $18.7 million in the same period in 2024. The decrease in product revenues was primarily due to lower product revenue of $2.5 million in North America and $1.1 million in Europe, partially offset by the Fleet Complete business acquired which contributed $3.2 million in product revenues for the three months ended June 30, 2025.

Revenues from services increased by $29.8 million, or 52.5%, to $86.5 million in the three months ended June 30, 2025, from $56.7 million in the same period in 2024. The increase in services revenues was principally due to underlying growth initiatives, offset in part by proactive measures to de-emphasize non-core lines of business, and the acquisition of Fleet Complete which contributed $26.2 million in services revenues.

COST OF REVENUES. Cost of revenues increased by $11.9 million, or 33.1%, to $47.6 million in the three months ended June 30, 2025, from $35.8 million for the same period in 2024. The Fleet Complete business acquired contributed $12.1 million to cost of revenues for the three months ended June 30, 2025. Gross profit was $56.5 million in the three months ended June 30, 2025, compared to $39.6 million for the same period in 2024. As a percentage of revenues, gross profit increased to 54.2% in the three months ended June 30, 2025 from 52.6% in the same period in 2024.

Cost of products increased by $0.5 million, or 3.7%, to $13.2 million in the three months ended June 30, 2025, from $12.8 million in the same period in 2024. Gross profit for products was $4.4 million in the three months ended June 30, 2025, compared to $6.0 million in the same period in 2024. As a percentage of product revenues, gross profit decreased to 25.1% in the three months ended June 30, 2025 from 32.0% in the same period in 2024. Gross profit as a percentage of product revenues was negatively impacted by tariffs in the US which increased underlying costs and delayed demand for high margin in-warehouse solutions.

Cost of services increased by $11.4 million, or 49.4%, to $34.4 million in the three months ended June 30, 2025, from $23.0 million in the same period in 2024. The acquisition of Fleet Complete and the amortization of acquisition intangibles for the MiX Telematics and Fleet Complete transactions contributed $6.6 million and $2.8 million, respectively, to cost of services for the three months ended June 30, 2025. Gross profit for services was $52.1 million in the three months ended June 30, 2025, compared to $33.7 million in the same period in 2024. As a percentage of services revenues, gross profit increased to 60.2% in the three months ended June 30, 2025 from 59.4% in the same period in 2024.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES. SG&A expenses decreased by $1.1 million, or 2.0%, to $53.7 million in the three months ended June 30, 2025, compared to $54.8 million in the same period in 2024, principally due to Fleet Complete business acquired which contributed $15.8 million and higher investments in go to market, offset in part by a decrease in acquisition-related expenses of $13.4 million, a decrease in accelerated stock-based compensation costs of $4.7 million and cost saving synergies realized for the three months ended June 30, 2025. As a percentage of revenues, SG&A expenses decreased to 51,5% in the three months ended June 30, 2025, from 72.6% in the same period in 2024. As a percentage of revenues, SG&A, excluding $4.2 million in acquisition-related, integration-related and restructuring-related expenses, increased to 47.5% in the three months ended June 30, 2025, from 45.6% in the same period in 2024.

RESEARCH AND DEVELOPMENT (“R&D”) EXPENSES. R&D expenses increased by $1.8 million, or 56.6%, to $4.9 million in the three months ended June 30, 2025, compared to $3.1 million in the same period in 2024, principally due to $1.4 million incurred by Fleet Complete. As a percentage of revenues, R&D expenses increased to 4.7% in the three months ended June 30, 2025, from 4.1% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $10.2 million, or $(0.08) per basic and diluted share, for the three months ended June 30, 2025, as compared to net loss of $22.3 million, or $(0.21) per basic and diluted share, for the same period in 2024. The net loss was primarily the result of $5.8 million from the amortization of MiX Telematics and Fleet Complete acquisition-related intangibles; and $4.2 million in acquisition, integration and restructuring related expenses.

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
An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations is set out below. We do not regard this non-GAAP measure as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measure that is calculated in accordance with GAAP.
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend, interest expense (net), other expense (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency losses, restructuring-related expenses, derivative mark-to market adjustment, recognition of pre-October 1, 2024 contract assets (Fleet Complete), acquisition-related expenses and integration-related expenses.
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

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended June 30,
	2024	2025
	(In thousands)
Net loss attributable to common stockholders	$(22,337)	$(10,234)
Non-controlling interest	13	—
Preferred stock dividend	25	—
Interest expense, net	2,916	6,590
Other expense, net	—	23
Income tax expense	1,053	362
Depreciation and amortization	10,335	16,031
Stock-based compensation	5,929	1,853
Foreign currency losses	109	1,161
Restructuring-related expenses	1,198	2,442
Derivative mark-to-market adjustment	—	104
Recognition of pre-October 1, 2024 contract assets (Fleet Complete)	—	1,503
Acquisition-related expenses	14,494	1,130
Integration-related expenses	—	675
Adjusted EBITDA	$13,735	$21,640
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
As of June 30, 2025, Powerfleet Israel had utilized approximately $15.4 million under the Hapoalim Revolving Facilities.

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

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at June 30, 2025 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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

The RMB General Facility is repayable on demand and has a term of 365 days from the Available Date (as defined therein). Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date or (b) April 2, 2025, unless extended by agreement between MiX Telematics and RMB. Interest rate for the RMB General Facility is calculated at South African prime rate minus 0.75% per annum and will be calculated on the daily outstanding balance, compounded monthly in arrears and repaid quarterly. As of June 30, 2025, $16,579 of the RMB General Facility was utilized.

During April 2025, the RMB General Facility repayment terms were extended on the same terms and conditions of the Facilities Agreement.

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

As a result of global supply chain disruptions, the conflicts in the Middle East, fluctuations in currency values, inflation and other cost increases, there remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. We are proactively taking steps to increase the available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures and borrowing under our revolving credit facility.

Capital Requirements

As of June 30, 2025, we had cash and cash equivalents (including restricted cash) of $35.6 million and working capital of $11.2 million compared to cash and cash equivalents (including restricted cash) of $48.8 million and working capital of $18.1 million as of March 31, 2025. Our primary sources of cash are cash flows from sales of products and services, our holdings of cash, cash equivalents and proceeds from the sale of our capital stock and borrowings under our credit facilities. The FC Acquisition and MiX Combination are also expected to be a source of positive cash flow. To date, we have not generated sufficient cash flow solely from operating activities to fund our operations.

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

Operating Activities
During the three months ended June 30, 2025, net cash provided by operating activities was $4.7 million, compared to net cash used in operating activities of $7.6 million for the same period in 2024. The net cash provided by operating activities for the three months ended June 30, 2025 primarily included $16.0 million for depreciation and amortization expense, $1.9 million for bad debts expense, non-cash charges of $1.9 million for stock-based compensation, $1.0 million for ROU asset amortization, $0.1 million for derivative mark-to-market adjustment partially offset by $0.5 million for other non-cash items . Changes in operating assets and liabilities included:
•an increase in inventory, net of reserve of $4.7 million inclusive of inventory build to negate the impact of tariffs;
•an increase in accounts receivables of $2.4 million;
•a decrease in deferred costs of $2.7 million;
•a decrease in lease liabilities of $0.9 million;
•an increase in prepaid expenses and other assets of $1.3 million;
•a decrease in deferred revenue of $0.4 million; partially offset by
•an increase in accounts payable of $9.6 million;
•an increase in accrued severance payable of $0.4 million.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2025 was $11.8 million, compared to net cash provided by investing activities of $19.6 million for the same period in 2024. The net cash used by investing activities was primarily due to $8.1 million for the purchase of fixed assets and $3.7 million for capitalized software development costs. The net cash provided by investing activities of $19.6 million in the same period in 2024 was primarily due to $27.5 million in net cash assumed from the MiX Combination, partially offset by $5.6 million for the purchase of fixed assets and $2.3 million for capitalized software development costs.

Financing Activities

During the three months ended June 30, 2025, net cash used in financing activities was $6.8 million, compared to $89.5 million net cash used in financing activities for the same period in 2024. The cash used in financing activities was primarily due to the repayment of short-term bank debt of $5.4 million, and repayment of long-term debt of $1.3 million. The decrease in net cash used in financing activities was primarily due to the repayment of Series A Preferred Stock of $90.3 million during the three months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in foreign exchange rates, interest rates and inflation risk and credit risk.

Foreign exchange and translation risk

We report our financial results in U.S. dollars. However, a significant portion of our revenues, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. Our condensed consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. For further information regarding this risk and the related currencies affected, please refer to the risk: The international scope of our business exposes us to risks associated with foreign exchange rates, currency fluctuations and economic instability in certain emerging markets described under Part I, Item 1A. “Risk Factors” in our Form 10-K.

Currency fluctuations, especially with respect to the South African rand, Mexican peso, Brazilian real, and Canadian dollar, may materially impact our income and expenses due to the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, the majority of subscription agreements and operating expenses of our subsidiary, MiX Telematics, are denominated in foreign currencies and therefore subject to such fluctuations.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. As exchange rates are outside our control, there can be no assurance that future fluctuations will not adversely affect our results of operations and financial condition.

We undertook a sensitivity analysis related to a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented. This analysis has been performed on the basis of the change occurring at the end of the reporting period and measures the potential impact to net loss attributable to common stockholders. This analysis is for illustrative purposes only as, in practice, exchange rates rarely change in isolation. Based on the analysis, we do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our net loss attributable to common stockholders.

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at variable and fixed rates. Please refer to Note 13 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which sets out the terms of each of these loans. Interest rates in South Africa remained unchanged for the majority of the 2024 calendar year; however, the South African Reserve Bank announced a 25-basis point reduction in the South African repurchase rate in each of September 2024, November 2024, and January 2025, with further reductions expected thereafter. Interest rates in Israel have remained stable at 4.5% which were last changed by the Bank of Israel in January 2024. The U.S. dollar denominated loans are based on the Standard Overnight Financing Rate (“SOFR”) for which the 90 day average rate as of June 30, 2025 was 4.34%, compared to 5.35% as of June 30, 2024, representing a decline of 1.01% in the rate period over period.

Therefore, ignoring the impact of changes to the margin on our borrowings and value of borrowings outstanding, we expect our cost of borrowing to decline moderately in the foreseeable future; however, we would expect a higher cost of borrowing if interest rates were to increase in the future. We periodically evaluate the cost and effectiveness of interest rate hedging strategies to manage this risk. We generally maintain surplus cash in cash equivalents.

The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

The following table illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of June 30, 2025.

Facility	Annual estimated interest charge	Hypothetical Change in rates- Increase	Hypothetical Change in rates- (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,673	1%	(1%)	$454	$(454)
RMB Facilities- Variable	$13,470	1%	(1%)	$1,416	$(1,416)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

Credit risk

Financial instruments that potentially subject us and our subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are invested primarily in deposits with major banks worldwide. Generally, these deposits may be redeemed upon demand and therefore bear low risk. Management believes that the financial institutions that hold our investments have a high credit rating. Trade receivables primarily arise from subscription-based contracts. We are exposed to credit risk in the event customers fail to meet their contractual payment obligations. We perform credit evaluations of new customers and monitors the financial health of existing customers on an ongoing basis. While most customers are billed monthly, we do not typically require collateral. Credit risk is mitigated through diversified customer exposure and proactive collection efforts.

As of June 30, 2025, trade receivables totaled $81.5 million, net of an allowance for credit losses of $8.4 million. Refer to Note 6 of the unaudited condensed consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our internal control over financial reporting. Based on that evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to material weaknesses in our internal control over financial reporting as disclosed in our Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified material weaknesses in the design and operation of controls over manual journal entries at I.D. Systems and Pointer Recuperación de México, S.A. de C.V (“Pointer Mexico”). Specifically, the control deficiencies related to the configuration of an automated control within the ERP system at I.D. Systems which caused a segregation of duties issue related to the processing of journal entries and review of balance sheet reconciliations. At Pointer Mexico, the control deficiency related to the lack of workflow approval and sufficient documentation supporting the review of journal entries.

As disclosed in Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements (Unaudited),” we completed the FC Acquisition on October 1, 2024. We excluded Fleet Complete’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the SEC that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s assessment of internal control over financial reporting for one year following the business combination and/or acquisition. As a result of our integration efforts, certain controls will be evaluated and may be changed. Fleet Complete’s total revenues constituted approximately 28% of our consolidated revenues for the three months ended June 30, 2025. Fleet Complete’s total assets constituted approximately 24% of our consolidated total assets as of June 30, 2025. Despite the exclusion of Fleet Complete from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, we identified a material weakness in controls over the financial close and reporting process. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements.

Remediation

As described in “Item 9A. Controls and Procedures” in Part II of our Form 10-K, we started the implementation of the remediation plan to address the material weaknesses mentioned above. Management has completed, or is in the process of completing, the following remediation activities:

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
•Designing and implementing controls over general information technology controls within the standardized ERP system related to user access and program change management over IT systems that support financial reporting processes at Fleet Complete.
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

During the quarter ended June 30, 2024, we completed the MiX Combination and during the quarter ended December 31, 2024, we completed the FC Acquisition. As part of our integration activities, we are continuing the implementation of a single ERP and subscription billing system to all Powerfleet operations. Furthermore, as part of our integration activities, we expect additional changes to the internal control over financial reporting as we continue with our integration activities, which include the evaluation, rationalization and standardization of internal control over financial reporting. While we believe the controls in the post-transaction environment, supported by a uniform ERP system, will enhance the internal control environment, there are inherent risks associated to the integration and implementation of a new ERP system. We will continue to evaluate the processes and controls related to the integration and system implementation, as well as the assessment of the design adequacy and operating effectiveness of internal control over financial reporting throughout this fiscal year.

Other than as described above under “Remediation”, the integration efforts and the implementation of the ERP system, there were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) promulgated under the Exchange Act, during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Form 10-K. As of June 30, 2025, there have been no material changes to the risk factors previously disclosed.

These risks should be carefully considered together with the other information set forth in this report, which could materially affect our business, financial condition, and future results. The risks described under Part I, Item 1A. “Risk Factors” on our Form 10-K are not the only risks that we face. Risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2025, we issued to Private Capital Management Holdings, L.P., an affiliate of Private Capital Management, LLC (“PCM”), a warrant to purchase 130,275 shares of common stock in lieu of granting certain equity compensation to Andrew Martin, one of our directors and a partner and member of the investment research team at PCM. The shares of common stock underlying the warrant were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
10.1
Amendment No. 3, effective as of July 8, 2025, to the amended Facilities Agreement, dated May 27, 2025, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (filed herewith).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and June 30, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2024 and 2025; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods April 1, 2024 through June 30, 2024 and April 1, 2025 through June 30, 2025 (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERFLEET, INC.

Date: August 11, 2025	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)