Form 10-Q
period 2025-09-30
Powerfleet, Inc.
filed 2025-11-10
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 6, 2025 was 133,824,621.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2025	3
Condensed Consolidated Statements of Operations - for the three and six months ended September 30, 2024 and 2025	5
Condensed Consolidated Statements of Comprehensive (Loss) Income - for the three and six months ended September 30, 2024 and 2025	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity - for the periods April 1, 2024 through September 30, 2024 and April 1, 2025 through September 30, 2025	7
Condensed Consolidated Statements of Cash Flows - for the six months ended September 30, 2024 and 2025	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	48
Part II - OTHER INFORMATION	50
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 5. Other Information	52
Item 6. Exhibits	52
Signatures	53

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$44,392	$27,898
Restricted cash	4,396	4,583
Accounts receivables, net of allowance for credit losses of $4,057 and $9,490 as of March 31, 2025 and September 30, 2025, respectively	78,623	85,032
Inventory, net	18,350	22,466
Prepaid expenses and other current assets	23,319	27,858
Total current assets	169,080	167,837
Fixed assets, net	58,011	63,277
Goodwill	383,146	401,216
Intangible assets, net	258,582	262,765
Right-of-use asset	12,339	12,079
Severance payable fund	3,796	4,330
Deferred tax asset	3,934	3,962
Other assets	21,183	21,427
Total assets	$910,071	$936,893

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$41,632	$43,206
Accounts payable	41,599	49,768
Accrued expenses and other current liabilities	45,327	41,419
Deferred revenue - current	17,375	17,199
Lease liability - current	5,076	4,756
Total current liabilities	151,009	156,348
Long-term debt - less current maturities	232,160	231,906
Deferred revenue - less current portion	5,197	4,899
Lease liability - less current portion	8,191	8,363
Accrued severance payable	6,039	5,584
Deferred tax liability	57,712	58,680
Other long-term liabilities	3,021	2,134
Total liabilities	463,329	467,914
Commitments and Contingencies (Note 23)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—
Common stock; authorized 175,000 shares, $0.01 par value; 135,379 and 135,870 shares issued at March 31, 2025 and September 30, 2025, respectively; shares outstanding, 133,316 and 133,806 at March 31, 2025 and September 30, 2025, respectively	1,343	1,343
Additional paid-in capital	671,400	675,847

Accumulated deficit	(205,783)	(220,305)
Accumulated other comprehensive (loss) income	(8,850)	23,462
Treasury stock; 2,063 and 2,063 common shares at cost at March 31, 2025 and September 30, 2025, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	446,592	468,829
Non-controlling interest	150	150
Total equity	446,742	468,979

Total liabilities and stockholders’ equity	$910,071	$936,893

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Revenues:
Products	$20,293	$22,370	$39,031	$40,027
Services	56,725	89,309	113,417	175,773
Total revenues	77,018	111,679	152,448	215,800

Cost of revenues:
Cost of products	13,929	15,318	26,680	28,546
Cost of services	21,746	33,772	44,777	68,184
Total cost of revenues	35,675	49,090	71,457	96,730

Gross profit	41,343	62,589	80,991	119,070

Operating expenses:
Selling, general and administrative expenses	37,335	54,151	92,117	107,814
Research and development expenses	3,435	4,194	6,536	9,051
Total operating expenses	40,770	58,345	98,653	116,865

Profit (loss) from operations	573	4,244	(17,662)	2,205

Interest income	168	262	472	458
Interest expense, net	(4,042)	(6,977)	(6,733)	(13,763)
Other income (expense), net	1,674	(546)	1,050	(1,789)

Net loss before income taxes	(1,627)	(3,017)	(22,873)	(12,889)

Income tax expense	(256)	(1,271)	(1,309)	(1,633)

Net loss before non-controlling interest	(1,883)	(4,288)	(24,182)	(14,522)
Non-controlling interest	(5)	—	(18)	—

Net loss	(1,888)	(4,288)	(24,200)	(14,522)

Preferred stock dividend	—	—	(25)	—

Net loss attributable to common stockholders	$(1,888)	$(4,288)	$(24,225)	$(14,522)

Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(0.03)	$(0.23)	$(0.11)

Weighted average common shares outstanding - basic and diluted	107,532	133,676	107,335	133,510

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Net loss attributable to common stockholders	$(1,888)	$(4,288)	$(24,225)	$(14,522)

Foreign currency translation adjustment	(797)	9,793	(379)	32,312

Total other comprehensive (loss) income	(797)	9,793	(379)	32,312

Comprehensive (loss) income	$(2,685)	$5,505	$(24,604)	$17,790

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(10,234)	—	—	—	(10,234)
Foreign currency translation adjustment	—	—	—	—	22,519	—	—	22,519
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Issue of stock appreciation rights	127	—	—	—	—	—	—	—
Balance as of June 30, 2025	135,506	$1,343	$673,253	$(216,017)	$13,669	$(11,518)	$150	$460,880
Net loss attributable to common stockholders	—	—	—	(4,288)	—	—	—	(4,288)
Foreign currency translation adjustment	—	—	—	—	9,793	—	—	9,793
Stock-based compensation	—	—	2,594	—	—	—	—	2,594
Issue of stock appreciation rights and restricted share awards	364	—	—	—	—	—	—	—
Balance as of September 30, 2025	135,870	$1,343	$675,847	$(220,305)	$23,462	$(11,518)	$150	$468,979

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net income attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548
Net loss attributable to common stockholders	—	—	—	(1,888)	—	—	—	(1,888)
Net income attributable to non-controlling interest	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	(797)	—	20	(777)
Proceeds from private placement, net of costs to issue common stock	—	—	61,851	—	—	—	—	61,851
Exercise of stock options	243	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,371	—	—	—	—	1,371
Balance as of September 30, 2024	109,884	$1,096	$641,736	$(178,996)	$(1,364)	$(11,518)	$156	$451,110

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2024	2025
Cash flows from operating activities
Net loss	$(24,200)	$(14,522)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	18	—
Inventory reserve	904	1,182
Stock-based compensation expense	7,300	4,447
Depreciation and amortization	19,399	31,824
Right-of-use assets, non-cash lease expense	1,515	627
Derivative mark-to-market adjustment	(2,197)	(786)
Bad debts expense	4,369	4,378
Deferred income taxes	(283)	(1,864)
Shares issued for transaction bonuses	889	—
Lease termination and modification losses	184	91
Other non-cash items	1,522	1,564
Changes in operating assets and liabilities:
Accounts receivables	(12,553)	(7,562)
Inventories	955	(4,763)
Prepaid expenses and other current assets	(3,009)	(984)
Deferred costs	(3,619)	(4,718)
Deferred revenue	(99)	(612)
Accounts payable, accrued expenses and other current liabilities	(71)	2,524
Lease liabilities	(1,856)	(964)
Accrued severance payable, net	40	381

Net cash (used in) provided by operating activities	(10,792)	10,243

Cash flows from investing activities
Acquisition, net of cash assumed	27,531	45
Proceeds from sale of fixed assets	217	18
Capitalized software development costs	(4,676)	(11,491)
Capital expenditures	(10,454)	(12,452)
Repayment of loan advanced to external parties	294	—

Net cash provided by (used in) investing activities	12,912	(23,880)

Cash flows from financing activities
Repayment of long-term debt	(978)	(2,710)
Short-term bank debt, net	9,955	(617)
Purchase of treasury stock upon vesting of restricted stock	(2,836)	—
Payment of preferred stock dividend and redemption of preferred stock	(90,298)	—
Proceeds from private placement, net	61,851	—
Cash paid on dividends to affiliates	(6)	—

Net cash used in financing activities	(22,312)	(3,327)

Effect of foreign exchange rate changes on cash and cash equivalents	(436)	657
Net decrease in cash and cash equivalents, and restricted cash	(20,628)	(16,307)
Cash and cash equivalents, and restricted cash at beginning of the period	109,664	48,788

Cash and cash equivalents, and restricted cash at end of the period	$89,036	$32,481

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,354	44,392
Restricted cash	85,310	4,396
Cash and cash equivalents, and restricted cash, at beginning of the period	$109,664	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	25,962	27,898
Restricted cash	63,074	4,583
Cash and cash equivalents, and restricted cash, at end of the period	$89,036	$32,481

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$774	$2,914
Interest	$6,262	$12,192

Noncash investing and financing activities:
Common stock issued for transaction bonus	$9	$—
Shares issued in connection with MiX Combination	$362,005	$—

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the three and six months ended September 30, 2025 include the financial results of MiX Telematics and its subsidiaries.

On October 1, 2024 (the “FC Closing Date”), the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the three and six months ended September 30, 2025 include the financial results of Fleet Complete and its subsidiaries. See Note 3 for additional information.

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2025 and September 30, 2025, the consolidated results of its operations for the three- and six-month periods ended September 30, 2024 and 2025, the consolidated change in stockholders’ equity for the three- and six-month periods ended September 30, 2024 and 2025, and the consolidated cash flows for the six-month period ended September 30, 2024 and 2025. The results of operations for the three- and six-month periods ended September 30, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K for the year then ended.

For the quarter ended September 30, 2025, the Company enhanced its disclosures to include its accounting policy for restructuring expenses.

The Company records one-time employee termination benefits associated with exit or disposal activities in accordance with ASC 420-10, Exit or Disposal Cost Obligations (“ASC 420”), and post-employment benefits under ASC 712-10, Compensation – Nonretirement Postemployment Benefits, when such obligations are probable and reasonably estimable.

A liability for one-time termination benefits is recognized on the date the plan is communicated to affected employees, provided that no more-than-insignificant future service is required. Contract termination and other exit costs are recognized when the related obligation is incurred.

Lease-related items are accounted for in accordance with ASC 842, Leases (“ASC 842”), including right-of-use (“ROU”) asset impairments and lease modifications. Only costs that are not lease liabilities under ASC 842 and that meet the recognition criteria of ASC 420 are included in restructuring charges.

The Company reassesses expected restructuring expenses each reporting period and records adjustments to estimates, including reversals, as necessary.

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

The above fair values of assets acquired and liabilities assumed, including identifiable assets acquired, have been determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow analyses to assess certain components of its purchase price allocation. The fair value of the customer relationships was determined using the multi-period excess earnings method. The fair value of the tradename and developed technology was determined using an income approach based on the relief from royalty method.

For the fair value estimates, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) synergies including cost savings, (iv) revenue growth rates, (v) customer attrition rates, (vi) royalty rates, and (vii) discount rates, as relevant, that market participants would consider when estimating fair values.

The initial accounting for the business combination was completed as September 30, 2025. The fair values of the identifiable assets acquired and liabilities assumed are final and, therefore, adjustments to them, and the resulting goodwill, will not occur in the future.
Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted average useful lives
Trade name	$4,000	4.5	years
Developed technology	25,000	5.5	years
Customer relationships	70,000	9.5	years
	$99,000

Acquisition-Related Expenses

The Company expensed a total of $17 of acquisition-related costs in the consolidated statements of operations related to the FC Acquisition for the three-month period ended September 30, 2025.

The Company expensed a total of $1,147 of acquisition-related costs in the consolidated statements of operations related to the FC Acquisition for the six-month period ended September 30, 2025.

Unaudited Pro Forma Financial Information

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $29,988 and a net loss of $10,081, of which $3,021 related to the amortization of acquired identifiable intangible assets, for the three-month period ended September 30, 2024.

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $60,638 and a net loss of $15,335, of which $6,401 related to the amortization of acquired identifiable intangible assets, for the six-month period ended September 30, 2024.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation and other local jurisdictional limits. Restricted cash at March 31, 2025 consisted of escrow amounts of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $311 held in escrow for purchases from a vendor, cash of $698 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia. Restricted cash at September 30, 2025 consisted of cash of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $792 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries, cash securing guarantees of $56 issued in respect of property lease agreements entered into by MiX Telematics Australasia, cash securing guarantees of $76 issued in respect of property lease agreements entered into by Fleet Complete Australia, and security deposits of $11.

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

The Company earns other services revenues from installation services, training and technical support services which are short-term in nature and revenue for these services is recognized at the time of performance when the service is provided.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended September 30, 2024 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Products	$20,293	$22,370	$39,031	$40,027
Services	56,725	89,309	113,417	175,773
	$77,018	$111,679	$152,448	$215,800

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2025 and September 30, 2025 (in thousands):

	March 31, 2025	September 30, 2025
Contract Assets:
Deferred contract cost (1)	$11,894	$11,379
Deferred costs - current	$2	$432

Contract Liabilities:
Deferred revenue – services (2)	$21,466	$20,764
Deferred revenue – products (2)	1,106	1,334
	22,572	22,098
Less: Deferred revenue – current	(17,375)	(17,199)
Deferred revenue – long term	$5,197	$4,899

(1) Deferred contract costs are included in Other assets on the condensed consolidated balance sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance.
For the three-month periods ended September 30, 2024 and 2025, the Company recognized revenue of $2,499 and $5,095, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the six-month periods ended September 30, 2024 and 2025, the Company recognized revenue of $5,468 and $10,563, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

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

An analysis of the allowance for credit losses for the periods ended September 30, 2024 and 2025 is as follows (in thousands):

	Six Months Ended September 30,
	2024	2025
Allowance for credit losses, March 31	$3,197	$4,057
Current period provision for expected credit losses	4,369	8,807
Write-offs charged against the allowance	(2,688)	(4,274)
Foreign currency translation	443	900
Allowance for credit losses, September 30	$5,321	$9,490

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2025	September 30, 2025
Sales-type lease receivables, current	$1,062	$957
Prepaid expenses	9,038	9,536
Contract assets	5,088	6,229
Tax receivables	553	605
VAT receivable	1,901	1,853
Sundry debtors	5,424	8,365
Other current assets	253	314
	$23,319	$27,858

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2025	September 30, 2025
Components	$11,859	$8,654
Work in process	—	—
Finished goods, net	6,491	13,812
	$18,350	$22,466

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2025	September 30, 2025
Installed and uninstalled products	$61,564	$72,963
Computer software	11,523	12,954
Computer and electronic equipment	6,294	6,537
Furniture and fixtures	3,054	3,955
Leasehold improvements	1,459	1,709
Plant and equipment	276	332
Assets in progress	7	21
	84,177	98,471
Accumulated depreciation	(26,166)	(35,194)
	$58,011	$63,277

Depreciation expense for the three- and six-month periods ended September 30, 2024 was $5,227 and $9,976, respectively, and for the three- and six-month periods ended September 30, 2025 was $6,277 and $12,449, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2025 and September 30, 2025 (in thousands):

September 30, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$210,200	$(31,497)	$178,703
Trademark and tradename	3 - 15	22,840	(7,044)	15,796
Patents	7 - 11	2,128	(681)	1,447
Technology	5 - 7	81,902	(29,767)	52,135
Software to be sold or leased	3 - 7	18,087	(3,568)	14,519
		335,157	(72,557)	262,600

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$335,322	$(72,557)	$262,765

March 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$200,868	$(21,994)	$178,874
Trademark and tradename	3 - 15	21,557	(5,805)	15,752
Patents	7 - 11	628	(553)	75
Technology	5 - 7	74,050	(21,705)	52,345
Software to be sold or leased	3 - 7	13,490	(2,119)	11,371
		310,593	(52,176)	258,417

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$310,758	$(52,176)	$258,582

The weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased for September 30, 2025 were 11.2, 10.3, 6.5, 3.9, and 3.8 years, respectively, and for March 31, 2025 were 11.7, 10.8, 7.0, 4.4, and 4.3 years, respectively.

Amortization expense for the three- and six-month periods ended September 30, 2024 was $3,837 and $9,423, respectively, and for the three- and six-month periods ended September 30, 2025 was $9,516 and $19,375, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2026 (remaining)	$25,436
2027	41,073
2028	35,995
2029	31,506
2030	23,597
Thereafter	104,993
$262,600

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill as of March 31, 2025 and September 30, 2025 (in thousands):

	March 31, 2025	September 30, 2025
Goodwill
Opening balance	$83,487	$383,146
Businesses acquired
MiX Combination	216,799	—
FC Acquisition	82,245	—
Acquisition	—	552
Foreign currency translation difference	615	17,518
Closing balance	$383,146	$401,216

For the six-month period ended September 30, 2025, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

[A] Stock Options:

During the three- and six-month periods ended September 30, 2025, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the six-month period ended September 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	5,200	13.85	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(40)	3.13	—	—
Outstanding as of September 30, 2025	5,160	13.94	6.45	$2,196

Vested as of September 30, 2025	—	—	—	$—

During the three- and six-month periods ended September 30, 2025, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the six-month period ended September 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	1,890	4.51	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(7)	5.98	—	—
Outstanding as of September 30, 2025	1,883	4.50	6.27	$1,721

Vested as of September 30, 2025	1,695	4.52	6.00	$1,546

The Company recorded stock-based compensation expense of $627 and $2,444 for the three- and six-month periods ended September 30, 2024, respectively, and $406 and $853 for the three- and six-month periods ended September 30, 2025, respectively, in connection with awards made under the stock option plans, including market-based and time-based options. The decrease in the recognized expense is because the prior year included acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination.

The fair value of options vested during the six-month periods ended September 30, 2024 and 2025 was $1,552 and $199, respectively. There were no option exercises that occurred during the six-month periods ended September 30, 2024 and 2025.

As of September 30, 2025, there was $484 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.72 years.

As of September 30, 2025, there was $1,461 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.46 years.

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

During the six-month period ended September 30, 2025, the Company granted 373 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. The Company also granted an additional 11 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a 12-month period, provided that they remain employed by the Company on each scheduled vesting date. The grant date for these awards was determined to be April 23, 2025.

During the six-month period ended September 30, 2025, the Company granted 1,475 restricted shares of common stock to the Company’s executive officers and senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be April 23, 2025.

A summary of all unvested restricted stock for the six-month period ended September 30, 2025 is as follows:

	Time-Based Restricted Shares		Market-Based Restricted Shares		Performance-Based Restricted Shares
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2025	732	5.58	938	5.35	—	—
Granted	384	4.75	—	—	1,475	4.75
Vested/Exercised	(364)	5.35	—	—	—	—
Forfeited or expired	—	—	—	—	—	—
Unvested, September 30, 2025	752	5.26	938	5.35	1,475	4.75

The Company recorded stock-based compensation expenses of $125 and $3,220 for the three- and six-month periods ended September 30, 2024, respectively, and $1,769 and $2,589 for the three- and six-month periods ended September 30, 2025, respectively, in connection with restricted stock grants. As of September 30, 2025, there was $7,921 of total unrecognized compensation cost related to unvested shares.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company’s stock appreciation rights (“SARs”) for the six-month period ended September 30, 2025:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	3,238	2.44
Granted	—	—
Exercised	(490)	2.90
Forfeited	(210)	2.17
Outstanding as of September 30, 2025	2,538	2.37	2.78

Vested as of September 30, 2025	776	2.49	1.97	$2,136

The total stock-based compensation expense recognized during the three- and six-month periods ended September 30, 2024 was $637 and $1,600, respectively, and during the three- and six-month periods ended September 30, 2025 was $361 and $722, respectively.

As of September 30, 2025, there was $3,234 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 2.23 years.

[D] Warrants:

On April 21, 2025, the Company issued to Private Capital Management Holdings, L.P., an affiliate of Private Capital Management, LLC (“PCM”), a warrant to purchase 130,275 shares of common stock in lieu of granting certain equity compensation to Andrew Martin, one of the Company’s directors and a partner and member of the investment research team at PCM. The warrants become exercisable in 10 equal installments on the last day of each quarter starting June 30, 2024.

The fair value of each warrant on grant date is estimated using the Black-Scholes option-pricing model reflecting the following assumptions:

Expected volatility	70.0%
Expected life of warrants	5.2
Risk free interest rate	4.0%
Dividend yield	—
Fair value of warrants granted during the quarter	$2.79

The total stock-based compensation expense recognized during the three- and six-month periods ended September 30, 2025 was $58 and $283, respectively.

As of September 30, 2025, there was $80 of unrecognized compensation cost related to unvested warrants. This amount is expected to be recognized over a weighted-average period of 1.00 year.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended September 30, 2024 and 2025 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Basic and diluted loss per share
Net loss attributable to common stockholders	$(1,888)	$(4,288)	$(24,225)	$(14,522)

Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(0.03)	$(0.23)	$(0.11)

Weighted-average common share outstanding - basic and diluted	107,532	133,676	107,335	133,510

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

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2025	September 30, 2025
Short-term bank debt	$36,788	$37,477
Current maturities of long-term debt	$4,844	$5,729
Long-term debt - less current maturities	$232,160	$231,906

Short-Term Bank Debt

As of September 30, 2025, short-term debt comprised $37,461 of borrowing facilities and $16 of book overdrafts.

RMB Facility

On March 7, 2024, as part of the MiX Combination, Powerfleet, together with certain of its wholly owned subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with RMB. Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $20,249 as of September 30, 2025) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement, which is described in more detail below.

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

As of September 30, 2025, $20,246 of the RMB General Facility was utilized.

Hapoalim Debt

As of September 30, 2025, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $17,215 under the Hapoalim Revolving Facilities, which are described below.

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

As of September 30, 2025, Pointer had utilized $17,215 under the Hapoalim Revolving Facilities. The available undrawn facility balance at September 30, 2025 was $12,785.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at September 30, 2025 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

The interest rate for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5%, and with respect to U.S. dollar-denominated loans, Secured Overnight Financing Rate (“SOFR”) + 2.15%. Borrowings under Hapoalim Facility D will bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, with respect to Hapoalim Facility C, and a non-utilization fee in U.S. dollars, with respect to Hapoalim Facility D, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the revolving facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of such revolving facilities. The Borrowers have also paid certain upfront fees and other fees and expenses to Hapoalim in connection with the A&R Credit Agreement. The Hapoalim Revolving Facilities mature on February 27, 2026.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as (defined in the A&R Credit Agreement), the ratio of each Borrower’s total debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ended September 30, 2025.

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

For the three-month period ended September 30, 2024, the Company recorded $15 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. For the six-month period ended September 30, 2024, the Company recorded a credit of $15 net of additional deferred costs to the original debt issuance costs and amortization of the original debt issuance costs. For the three- and six-month periods ended September 30, 2025, the Company recorded $15 and $30 of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim, respectively. The Company recorded charges of $591 and $1,246 to interest expense on its Consolidated Statement of Operations for the three- and six-month periods ended September 30, 2024, respectively, and $608 and $1,232 for the three- and six-month periods ended September 30, 2025, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company, together with certain of its wholly owned subsidiaries, entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and, collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the RMB Facilities on March 13, 2024, the proceeds of which were used to redeem all the then-outstanding shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems, Inc (“I.D. Systems”), Movingdots GmbH (“Movingdots”) and Powerfleet Inc. (“Powerfleet”), and there is a security agreement over the shares in Main Street 2000 Proprietary Limited (“MS2000”), I.D. Systems, and Movingdots.

On October 31, 2025, the Company, together with certain of its wholly owned subsidiaries (the “Obligors”), entered into a First Amendment and Restatement Agreement with RMB, pursuant to which the Obligors and RMB agreed to amend and restate the Facilities Agreement (as amended and restated, the “Amended and Restated Facilities Agreement”) to, among other things, (i) extend the final maturity date of RMB Facility A by 12 months, (ii) update the interest rates of the RMB Facilities, and (iii) update certain financial covenants to conform to the Facility Agreement (as defined below), each as further described below.

Pursuant to the Amended and Restated Facilities Agreement, borrowings under RMB Facility A bear interest at 8.699% per annum until March 31, 2027 and, thereafter, at 4.85% (provided no event of default is continuing), plus the applicable term SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the 3-month Treasury bill rate). Borrowings under RMB Facility B continue to bear interest at 8.979% per annum. Interest is payable quarterly in arrears. Pursuant to the Amended and Restated Facilities Agreement, RMB Facility A now matures on March 31, 2028, and RMB Facility B matures on March 31, 2029. The Company may prepay the RMB Facilities at any time, subject to a minimum reduction of $5,000 and multiples of $1,000. If the Company prepays any amount during the first or second annual period of the funding, a refinancing fee equal to 2% or 1%, respectively, of the prepayment will be payable. Also, the RMB Facilities are mandatorily prepayable upon the occurrence of uncertain future events, such as a change of control or a transfer of the business. In the event that either prepayment occurs, the respective prepayment amount will be adjusted for RMB’s break gains or losses, which relate mainly to the unwinding of interest rate derivatives (the “Prepayment Derivative”) which RMB entered into with third parties to fix the interest rates on the RMB Facilities. Since RMB’s break gains/losses could result in the Company prepaying at a discount, or a premium, of 10% or more to the initial carrying amount of the RMB Facilities, the optional and contingent repayment features were to be embedded derivatives in the scope of ASC 815-15 Embedded Derivatives. The Prepayment Derivative within each RMB Facility has been bifurcated and accounted for at fair value separately from the respective debt-host contracts which are accounted for at amortized cost. The terms of the debt-host contracts have been bifurcated to adjust the carrying value of the debt upon separating the derivative. Upon initial recognition of the RMB Facilities, a Prepayment Derivative asset of $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, was recognized with a corresponding increase in the initial carrying amount of each debt-host contract. The fair value of the embedded derivative is estimated using a “with-and-without” approach as the difference between the value of the RMB Facilities with and without the embedded derivative using both the binomial lattice model and discounted cash flow analysis.

The following key assumptions were used in September 30, 2025:

	Facility A	Facility B
Credit spread volatility	39.73%	25.51%
Credit spread	3.64%	3.64%
Credit rating	B	B
Risk free rate	US Treasury rate	US Treasury rate

As of March 31, 2025, the SOFR spot rate was 4.41% and, as of September 30, 2025, the US Treasury rate was 4.73%.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in no change in the derivative asset, and a change of +10% in credit spread volatility would also result in no change in the derivative asset. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $20, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $10. The Prepayment Derivative assets are included in Other assets and their fair values were $850 and $1,880 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2025 and, $864 and $2,652 for RMB Facility A and RMB Facility B, respectively, as of September 30, 2025. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three- and six-month periods ended September 30, 2025, the Company recorded $74 and $146 of amortization of the original debt issuance costs and the refinancing fee to RMB, respectively.

For the three- and six-month periods ended September 30, 2025, the Company recorded interest expense of $1,920 and $3,840, respectively.

RMB Term Facility

On September 27, 2024, the Company, together with I.D. Systems and Movingdots, each a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement” and, together with the Amended and Restated Facilities Agreement, the “RMB Facilities Agreements”) with RMB, pursuant to which RMB agreed to provide the Company with a term loan facility in an aggregate principal amount of $125,000 (the “New RMB Term Facility”). The Company drew down the full amount of the New RMB Term Facility on October 1, 2024, and used the proceeds to pay a portion of the Purchase Price in connection with the FC Acquisition. The Company’s obligations under the New RMB Term Facility are guaranteed, on a joint and several basis, by the Company, I.D. Systems, Movingdots and Powerfleet Canada Holdings Inc. The New RMB Term Facility is secured by a first priority security interest over the entire share capital of I.D. Systems, Movingdots, MS2000 and Canadian SPV, each a wholly owned subsidiary of the Company. No other assets of the Company will serve as collateral under the New RMB Term Facility.

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

The New RMB Term Facility bears interest at 5% per annum (provided no event of default is continuing), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly in arrears on March 31, June 30,

September 30, and December 31 each year, and on October 31, 2029. The stated interest rate at September 30, 2025 was 9.20%. The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs, including the $1,250 non-refundable deal structuring fee to RMB, of approximately $1,433 were incurred. For the three- and six-month periods ended September 30, 2025, the Company recorded $60 and $118, respectively, of amortization of these costs. For the three- and six-month periods ended September 30, 2025, the Company recorded $2,905 and $5,843 of interest expense.

The RMB Facilities Agreements contain certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 4.00 at September 30, 2025, (ii) 3.50 at December 31, 2025, (iii) 3.00 at March 31, 2026, (iv) 2.75 from June 30, 2026 through March 30, 2027, and (v) 2.50 thereafter, and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from September 30, 2025 through September 29, 2026 and (ii) 3.50 thereafter. The RMB Facilities Agreements also include representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the RMB Facilities Agreements may result in all outstanding indebtedness under the RMB Facilities or New RMB Term Facility, as applicable, becoming immediately due and payable. The RMB Facilities Agreements include an equity cure provision, allowing the Company to remedy a breach of the above financial covenants by receiving a qualifying shareholder contribution (a “Cure Amount”) within 45 days of the relevant Measurement Date (as defined in each of the RMB Facilities Agreements). The Cure Amount may be applied as a notional reduction in net borrowings or finance costs solely for covenant compliance purposes. The use of this provision is limited to (i) no more than two consecutive Measurement Periods (as defined in each of the RMB Facilities Agreements) and (ii) a maximum of three times over the life of RMB Facilities Agreements, as applicable. All Cure Amounts must be applied toward mandatory prepayment of outstanding loans under the RMB Facilities or New RMB Term Facility, as applicable. The financial covenants for the RMB Facilities Agreements have been met for the quarter ended September 30, 2025.

Scheduled contractual maturities of the long-term debt as of September 30, 2025 are as follows (in thousands):

2026 (remaining)	$2,762
2027	48,577
2028	6,077
2029	55,760
2030	125,000
Thereafter	—
238,176
Less: Current portion	(5,729)
Less: Debt costs and prepayment	(541)
Total	$231,906

NOTE 14 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	September 30, 2025
Accrued warranty	$1,479	$1,348
Accrued compensation	27,825	28,277
Government authorities	6,982	8,125
Other current liabilities	9,041	3,669
	$45,327	$41,419

The following table summarizes warranty activity for the six months ended September 30, 2024 and 2025 (in thousands):

	Six Months Ended September 30,
	2024	2025
Accrued warranty reserve, beginning of year	$2,926	$3,618
Accrual for product warranties issued	242	217
Product replacements and other warranty expenditures	(202)	(608)
Expiration of warranties (under (over) warranty accrual)	15	(788)
Acquired through MiX Combination	356	—
Foreign currency translation difference	33	79
Accrued warranty reserve, end of period (1)	$3,370	$2,518

(1) Includes non-current accrued warranty included in other long-term liabilities at September 30, 2024 and 2025 of $1,847 and $1,170, respectively.

NOTE 15 - RESTRUCTURING EXPENSES

The Company initiated restructuring actions in connection with the integration of MiX Telematics and Fleet Complete to streamline operations and capture operating synergies. These actions included workforce reductions and employee terminations related to consolidation of overlapping functions. The Company’s restructuring plans are generally country- or region-specific and are typically completed within a one-year period.

For the three-month periods ended September 30, 2024 and 2025, the Company recognized restructuring expenses of $492 and $770, respectively, primarily consisting of employee termination costs. For the six-month periods ended September 30, 2024 and 2025, the Company recognized restructuring expenses of $1,235 and $2,765, respectively, primarily consisting of employee termination costs. Restructuring expenses are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the details of the Company’s restructuring liability (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) (in thousands):

	March 31, 2025	September 30, 2025
Opening balance	60	1,324
Assumed in business combination	216	—
Charges	4,673	2,765
Cash payments	(3,604)	(2,499)
Foreign currency translation	(21)	30
Closing balance	1,324	1,620

As of September 30, 2025, the Company incurred expenses of $7,438 in connection with restructuring activities and expects to incur additional charges, primarily for severance, with most related cash outflows expected within the next 12 months.

As the Company continues executing its adjusted EBITDA expansion strategy, it may identify further cost synergies, which may result in additional restructuring-related expenses.

In addition to these restructuring expenses, the Company recognized inventory write-downs related to hardware rationalization (included in cost of revenue) and retention, leadership transition, and other professional costs (included in selling, general and administrative expenses) associated with the restructuring activities. Lease-related impairments and modifications, if any, are accounted for under ASC 842 (included in other income/expenses).

NOTE 16 - STOCKHOLDERS’ EQUITY

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the six-month period ended September 30, 2024 the Company paid $25 in dividends to the holders of the Series A Preferred Stock, which included dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income for the six-month period ended September 30, 2025 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at April 1, 2025	$(8,850)	$(8,850)
Current period change	32,312	32,312
Balance at September 30, 2025	$23,462	$23,462

The accumulated balances for each classification of other comprehensive loss for the six-month period ended September 30, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at April 1, 2024	$(985)	$(985)
Current period change	(379)	(379)
Balance at September 30, 2024	$(1,364)	$(1,364)

NOTE 18 - SEGMENT INFORMATION

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

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Total revenues	$77,018	$111,679	$152,448	$215,800
Total cost of revenues	35,675	49,090	71,457	96,730
Selling and marketing expenses	9,397	19,402	18,709	36,999
General and administrative expenses	25,132	32,518	67,942	65,794
Development costs incurred	6,059	8,934	11,273	17,493
Development costs capitalized	(2,624)	(4,740)	(4,737)	(8,442)
Depreciation and amortization	2,806	2,231	5,466	5,021
Interest income	168	262	472	458
Interest expense, net	(4,042)	(6,977)	(6,733)	(13,763)
Other income (expense), net	1,674	(546)	1,050	(1,789)
Income tax expense	(256)	(1,271)	(1,309)	(1,633)
Net loss before non-controlling interest	(1,883)	(4,288)	(24,182)	(14,522)
Non-controlling interest	(5)	—	(18)	—
Preferred stock dividend	—	—	(25)	—
Net loss attributable to common stockholders	$(1,888)	$(4,288)	$(24,225)	$(14,522)

The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
North America	$21,255	$41,243	$42,396	$78,668
Israel	11,751	14,566	22,411	27,471
Africa	24,178	26,832	48,578	52,287
Europe and Middle East	9,178	13,042	17,043	25,394
Australia	5,508	10,651	11,561	21,269
Other	5,148	5,345	10,459	10,711
	$77,018	$111,679	$152,448	$215,800

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2025	September 30, 2025
North America	$13,051	$15,470
Israel	2,249	1,715
Africa	32,391	34,247
Europe and Middle East	4,824	5,617
Australia	825	725
Other	4,671	5,503
	$58,011	$63,277

NOTE 19 - INCOME TAXES

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Domestic pre-tax book loss	$(7,136)	$(8,204)	$(23,611)	$(18,549)
Foreign pre-tax book (expense) income	5,509	5,187	738	5,660
Total loss before income taxes	(1,627)	(3,017)	(22,873)	(12,889)
Income tax expense	(256)	(1,271)	(1,309)	(1,633)
Net loss before non-controlling interest	$(1,883)	$(4,288)	$(24,182)	$(14,522)

Effective tax rate	(15.73)%	(42.13)%	(5.72)%	(12.67)%

For the three- and six-month periods ended September 30, 2024 and 2025, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

NOTE 20 - LEASES

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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025
Short-term lease cost	$228	$396	$435	$814

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended September 30,
	2024	2025
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,262	$1,401
Reduction of right-of-use assets due to MiX Combination (1)	$(933)	$—

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2025
Weighted-average remaining lease term - operating leases (in years) (1)	4.26
Weighted-average discount rate	7.9%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2025 are as follows (in thousands):

October 2025 - March 2026	$3,611
2027	4,021
2028	2,842
2029	1,940
2030	1,063
Thereafter	2,007
Total lease payments	15,484
Less: Imputed interest	(2,365)
Present value of lease payments	$13,119

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Facilities is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 13). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the year ended March 31, 2025 and the three and six months ended September 30, 2025.

	As of September 30, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$207	$207	$—	$—	$207

Debt	$275,111	$277,502	$—	$277,502	$—

Prepayment derivative	$3,516	$3,516	$—	$—	$3,516

	As of March 31, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$194	$194	$—	$—	$194

Debt	$273,792	$275,179	$—	$275,179	$—

Prepayment derivative	$2,730	$2,730	$—	$—	$2,730

NOTE 22 - CONCENTRATION OF CUSTOMERS

For the three- and six-month periods ended September 30, 2024 and 2025, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $5,493 as of September 30, 2025. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regard to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $197. The state has appealed to the higher chamber of the State Tax Administrative Court. In April 2025, the Company

obtained a tax certificate indicating that the claim is under discussion and should not be recognized as a liability to the Company. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2025 and September 30, 2025 was $609 and $515, respectively. No loss is considered probable under this arrangement.

On August 30, 2024, Fleet Connect Solutions LLC (“Fleet Connect”) filed a complaint against the Company in the United States District Court for the Eastern District of Texas alleging infringement of a number of Fleet Connect’s patents. The Company filed an answer to Fleet Connect’s complaint on November 8, 2024, denying the claims together with counterclaims to invalidate Fleet Connect’s patents. Fleet Connect made a settlement demand of $3.45 million, and the parties involved in the complaint are in the process of finalizing the settlement. In addition, on February 11, 2025, Fleet Connect filed a second lawsuit against the Company in the United States District Court of the Eastern District of Texas. The Company then filed a similar motion under Section 101 challenging the validity of some of the patents involved in this lawsuit as well. The Company entered into an agreement with a third party that is negotiating a license from Fleet Connect on behalf of a number of other alleged infringers. Through such third party, a patent license with Fleet Connect was finalized. Fleet Connect has since dismissed both lawsuits, and the dismissals were effective as of October 11, 2025. As a result, both cases are now closed.

NOTE 24 - RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 18, 2025, the FASB released ASU 2025-06, which amends certain aspects of the accounting for, and disclosure of, software costs under ASC 350-40. The amendments also supersede the guidance on website development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to websites, to ASC 350-40. Although the ASU makes targeted improvements to ASC 350-40, it does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The FASB also chose not to amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments “are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods.” Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the effect of adopting ASU 2025-06.

NOTE 25 - SUBSEQUENT EVENTS

RMB Debt

As described in Note 13 above, on October 31, 2025, the Company, together with the Obligors, entered into the First Amendment and Restatement Agreement with RMB, pursuant to which the Obligors and RMB agreed to amend and restate the Facilities Agreement to, among other things, (i) extend the final maturity date of RMB Facility A by 12 months to March 31, 2028, (ii) update the interest rates of the RMB Facilities, and (iii) update certain financial covenants to conform to the Facility Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing in Part I, Item 1 of this report and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (our “Form 10-K”). Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to be computed accurately.

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

There are risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: the ability to realize all of the anticipated benefits of the MiX Combination and the FC Acquisition; and the potential challenges associated with the ongoing integration of the businesses; global economic conditions as well as exposure to political, trade and geographic risks, including tariffs and the conflict in the Middle East; disruptions or limitations in our supply chain, particularly with respect to key components; technological changes or product developments that may be more complex, costly, or less effective than expected; cybersecurity risks and our ability to protect our information technology systems from breaches; competitive pressures from a broad range of local, regional, national and other providers of wireless solutions; our ability to effectively navigate the international political, economic and geographic landscape; risks related to the protection and enforcement of our intellectual property rights; changes in applicable laws and regulations or changes in generally accepted accounting policies, rules and practices; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K.

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

Recent Developments

Fluctuations in currency values, continued supply chain disruptions, changes in tariff policies and import and export restrictions, and the conflict in the Middle East have resulted in significant economic disruption and adversely impacted the broader global economy, including our customers and suppliers. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows into the foreseeable future. While we do not currently believe that inflation and recently pronounced tariffs have had a material impact on our condensed consolidated financial statements, the ultimate extent of the effects of these developments remains highly uncertain, and such effects could exist for an extended period of time.

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

Critical Accounting Policies

For the three- and six-month periods ended September 30, 2025, there were no significant changes to our critical accounting policies as identified in our Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025	2024	2025

Revenues:
Products	26.3%	20.0%	25.6%	18.5%
Services	73.7%	80.0%	74.4%	81.5%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	18.1%	13.7%	17.5%	13.2%
Cost of services	28.2%	30.2%	29.4%	31.6%
Total cost of revenues	46.3%	44.0%	46.9%	44.8%

Gross profit	53.7%	56.0%	53.1%	55.2%

Operating expenses:
Selling, general and administrative expenses	48.5%	48.5%	60.4%	50.0%
Research and development expenses	4.5%	3.8%	4.3%	4.2%
Total operating expenses	52.9%	52.2%	64.7%	54.2%

Profit (loss) from operations	0.7%	3.8%	(11.6)%	1.0%

Interest income	0.2%	0.2%	0.3%	0.2%
Interest expense, net	(5.2)%	(6.2)%	(4.4)%	(6.4)%
Other income (expense), net	2.2%	(0.5)%	0.7%	(0.8)%

Net loss before income taxes	(2.1)%	(2.7)%	(15.0)%	(6.0)%

Income tax expense	(0.3)%	(1.1)%	(0.9)%	(0.8)%

Net loss before non-controlling interest	(2.4)%	(3.8)%	(15.9)%	(6.7)%
Non-controlling interest	—%	—%	—%	—%

Net loss	(2.5)%	(3.8)%	(15.9)%	(6.7)%

Preferred stock dividend	—%	—%	(0.0)%	—%

Net loss attributable to common stockholders	(2.5)%	(3.8)%	(15.9)%	(6.7)%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

REVENUES. Revenues increased by $34.7 million, or 45.0%, to $111.7 million in the three months ended September 30, 2025, from $77.0 million in the same period in 2024.

Revenues from products increased by $2.1 million, or 10.2%, to $22.4 million in the three months ended September 30, 2025, from $20.3 million in the same period in 2024. The increase in product revenues was primarily due to the Fleet Complete business acquired which contributed $2.1 million in product revenues for the three months ended September 30, 2025.

Revenues from services increased by $32.6 million, or 57.4%, to $89.3 million in the three months ended September 30, 2025, from $56.7 million in the same period in 2024. The increase in services revenues was principally due to the Fleet Complete business acquired which contributed $25.9 million in services revenues for the three months ended September 30, 2025, together with a $6.7 million increase in services revenues from existing business.

COST OF REVENUES. Cost of revenues increased by $13.4 million, or 37.6%, to $49.1 million in the three months ended September 30, 2025, from $35.7 million for the same period in 2024. The Fleet Complete business acquired contributed $11.5 million for the three months ended September 30, 2025. Gross profit was $62.6 million in the three months ended September 30, 2025, compared to $41.3 million for the same period in 2024. As a percentage of revenues, gross profit increased to 56.0% in the three months ended September 30, 2025 from 53.7% in the same period in 2024. This was primarily driven by high margin services revenue comprising 80.0% of total revenues in the three months ended September 30, 2025, compared to 73.7% for the same period in 2024.

Cost of products increased by $1.4 million, or 10.0%, to $15.3 million in the three months ended September 30, 2025, from $13.9 million in the same period in 2024. Gross profit for products was $7.1 million in the three months ended September 30, 2025, compared to $6.4 million in the same period in 2024. As a percentage of product revenues, gross profit increased to 31.5% in the three months ended September 30, 2025 from 31.4% in the same period in 2024.

Cost of services increased by $12.0 million, or 55.3%, to $33.8 million in the three months ended September 30, 2025, from $21.7 million in the same period in 2024. The acquisition of Fleet Complete and the amortization of acquisition intangibles for the MiX Telematics and Fleet Complete transactions contributed $6.7 million and $4.6 million, respectively, to cost of services for the three months ended September 30, 2025. Gross profit for services was $55.5 million in the three months ended September 30, 2025, compared to $35.0 million in the same period in 2024. As a percentage of services revenues, gross profit increased to 62.2% in the three months ended September 30, 2025, from 61.7% in the same period in 2024.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES. SG&A expenses increased by $16.8 million, or 45.0%, to $54.2 million in the three months ended September 30, 2025, compared to $37.3 million in the same period in 2024, principally due to the Fleet Complete business acquired which contributed $14.0 million for the three months ended September 30, 2025. SG&A expenses included $0.1 million in acquisition-related expenses, $0.9 million in integration-related expenses and $1.1 million in restructuring-related costs for the three months ended September 30, 2025, compared to $1.4 million in acquisition-related expenses, $1.4 million in integration-related expenses and $1.1 million in restructuring-related costs in the same period in 2024. As a percentage of revenues, SG&A expenses remained unchanged at 48.5% in the three months ended September 30, 2025, compared to the same period in 2024. As a percentage of revenues, SG&A expenses, excluding $2.1 million in acquisition-related expenses, integration-related expenses and restructuring-related costs, increased to 46.6% in the three months ended September 30, 2025, from 43.4% in the same period in 2024. The increase is primarily due to higher stock-based compensation.

RESEARCH AND DEVELOPMENT (“R&D”) EXPENSES. R&D expenses increased by $0.8 million, or 22.1%, to $4.2 million in the three months ended September 30, 2025, compared to $3.4 million in the same period in 2024, principally due to $1.1 million incurred by the Fleet Complete business post-transaction. As a percentage of revenues, R&D expenses decreased to 3.8% in the three months ended September 30, 2025, from 4.5% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $4.3 million, or $(0.03) per basic and diluted share, for the three months ended September 30, 2025, as compared to net loss of $1.9 million, or $(0.02) per basic and diluted share, for the same period in 2024. The net loss was primarily the result of $1.5 million foreign currency losses, $0.9 million in integration-related costs, and $1.1 million in restructuring-related costs.

Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024

REVENUES. Revenues increased by $63.4 million, or 41.6%, to $215.8 million in the six months ended September 30, 2025, from $152.4 million in the same period in 2024.

Revenues from products increased by $1.0 million, or 2.6%, to $40.0 million in the six months ended September 30, 2025, from $39.0 million in the same period in 2024. The increase in product revenues was primarily due to the Fleet Complete business acquired which contributed $5.2 million in product revenues, partially offset by $4.2 million decline in the existing business for the six months ended September 30, 2025, which was adversely impacted by higher tariffs in the United States.

Revenues from services increased by $62.4 million, or 55.0%, to $175.8 million in the six months ended September 30, 2025, from $113.4 million in the same period in 2024. The increase in services revenues was principally due to underlying growth initiatives, offset in part by proactive measures to de-emphasize non-core lines of business, and the acquisition of Fleet Complete which contributed $52.1 million in services revenues.

COST OF REVENUES. Cost of revenues increased by $25.3 million, or 35.4%, to $96.7 million in the six months ended September 30, 2025, from $71.5 million for the same period in 2024. The Fleet Complete business acquired contributed $19.6 million to cost of revenues for the six months ended September 30, 2025. Gross profit was $119.1 million in the six months ended September 30, 2025, compared to $81.0 million for the same period in 2024. As a percentage of revenues, gross profit increased to 55.2% in the six months ended September 30, 2025, from 53.1% in the same period in 2024. This was primarily driven by high margin services revenue comprising 81.5% of total revenues in the six months ended September 30, 2025, compared to 74.4% for the same period in 2024.

Cost of products increased by $1.9 million, or 7.0%, to $28.5 million in the six months ended September 30, 2025, from $26.7 million in the same period in 2024. Gross profit for products was $11.5 million in the six months ended September 30, 2025, compared to $12.4 million in the same period in 2024. As a percentage of product revenues, gross profit decreased to 28.7% in the six months ended September 30, 2025, from 31.6% in the same period in 2024. Gross profit as a percentage of product revenues was negatively impacted by tariffs in the United States, which increased underlying costs and delayed demand of in-warehouse solutions in three months ended June 30, 2025.

Cost of services increased by $23.4 million, or 52.3%, to $68.2 million in the six months ended September 30, 2025, from $44.8 million in the same period in 2024. The acquisition of Fleet Complete and the amortization of acquisition intangibles for the MiX Telematics and Fleet Complete transactions contributed $13.3 million and $7.5 million, respectively, to cost of services for the six months ended September 30, 2025. Gross profit for services was $107.6 million in the six months ended September 30, 2025, compared to $68.6 million in the same period in 2024. As a percentage of services revenues, gross profit increased to 61.2% in the six months ended September 30, 2025, from 60.5% in the same period in 2024.

SG&A EXPENSES. SG&A expenses increased by $15.7 million, or 17.0%, to $107.8 million in the six months ended September 30, 2025, compared to $92.1 million in the same period in 2024, principally due to Fleet Complete business acquired which contributed $29.8 million and higher investments in go-to-market, offset in part by a decrease in acquisition-related expenses of $14.4 million, a decrease in accelerated stock-based compensation costs of $4.7 million and cost saving synergies realized for the six months ended September 30, 2025. As a percentage of revenues, SG&A expenses decreased to 50.0% in the six months ended September 30, 2025, from 60.4% in the same period in 2024.

R&D EXPENSES. R&D expenses increased by $2.5 million, or 38.5%, to $9.1 million in the six months ended September 30, 2025, compared to $6.5 million in the same period in 2024, principally due to $2.7 million incurred by Fleet Complete. As a percentage of revenues, R&D expenses decreased to 4.2% in the six months ended September 30, 2025, from 4.3% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $14.5 million, or $(0.11) per basic and diluted share, for the six months ended September 30, 2025, as compared to net loss of $24.2 million, or $(0.23) per basic and diluted share, for the same period in 2024. The net loss was primarily the result of $6.3 million in acquisition, integration and restructuring related expenses.

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
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend, interest expense (net), other expense (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency losses, restructuring-related expenses, derivative mark-to market adjustment, acquisition-related expenses and integration-related expenses. Upon further review of our non-GAAP financial reporting, we refined our definition of adjusted EBITDA by removing recognition of pre-October 1, 2024 contract assets (Fleet Complete). Comparative information has been adjusted to conform with the updated presentation.
We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure that our management and board of directors use to understand and evaluate our business and ongoing operating performance, to prepare and approve our annual budget, and to develop short and long-term operational plans. We believe adjusted EBITDA eliminates the uneven effect of considerable amounts of non-cash depreciation and amortization, stock-based compensation and other items that might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. Because our method for calculating adjusted EBITDA may differ from other companies’ methods, the non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

A reconciliation of net loss attributable to common stockholders (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2025 (1)	2024	2025 (1)
	(In thousands)
Net loss attributable to common stockholders	$(1,888)	$(4,288)	$(24,225)	$(14,522)
Non-controlling interest	5	—	18	—
Preferred stock dividend	—	—	25	—
Interest expense, net	3,345	6,715	6,261	13,305
Other income, net	—	(52)	—	(29)
Income tax expense	256	1,271	1,309	1,633
Depreciation and amortization	9,064	15,793	19,399	31,824
Stock-based compensation	1,371	2,594	7,300	4,447
Foreign currency losses	636	1,562	745	2,723
Restructuring-related expenses	1,069	1,137	2,267	3,579
Derivative mark-to-market adjustment	(2,197)	(890)	(2,197)	(786)
Acquisition-related expenses	1,406	57	15,571	1,187
Integration-related expenses	1,410	878	1,739	1,553
Adjusted EBITDA	$14,477	$24,777	$28,212	$44,914

(1) Following the closing of the FC Acquisition, we included an EBITDA adjustment related to the recognition of pre-October 1, 2024, contract assets. This adjustment represented recoveries, through customer billings, of the contract asset recognized at acquisition for hardware delivered by Fleet Complete prior to October 1, 2024. This adjustment was intended to give investors a clearer view of underlying operating performance and cash generation. The goal was to better align adjusted EBITDA with operating cash flows.

For the three and six months ended September 30, 2025, in addition to adjusted EBITDA of $24.8 million and $44.9 million, respectively, we invoiced recoveries of $1.3 million and $2.8 million, respectively. These amounts are included in cash flow from operating activities in the condensed consolidated statement of cash flows.

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
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure; and
•certain of the adjustments (such as restructuring-related expenses and integration-related expenses) made in calculating adjusted EBITDA are those that management believes are not representative of our underlying operations and, therefore, are subjective in nature. Restructuring-related expenses include inventory write-downs. retention, leadership transaction, and other professional costs associated with the restructuring activities.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including profit (loss) from operations, net loss attributable to common stockholders and our other results.

Liquidity and Capital Resources

Overview

On April 2, 2024, we completed the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. Concurrently with the closing, we redeemed all outstanding shares of our Series A Preferred Stock for approximately $90.3 million using proceeds from the RMB Facilities and incremental borrowing capacity available under our refinanced Hapoalim credit facilities.

Since the closing of the MiX Combination, we have continued to optimize our capital structure through the refinancing of existing debt facilities, including the A&R Credit Agreement and RMB Facilities Agreements. These transactions have enhanced our liquidity and extended our debt maturities, while increasing our available revolving borrowing capacity to support working capital and growth initiatives.

Debt Facilities

Hapoalim Debt

On March 18, 2024, our wholly owned subsidiaries Powerfleet Israel and Pointer entered into the A&R Credit Agreement with Hapoalim, which refinanced the prior facilities under, and amended and restated, the Prior Credit Agreement. The A&R Credit Agreement provides an aggregate borrowing capacity of approximately $50 million, consisting of two NIS-denominated term loans totaling $30 million (Hapoalim Facility A and Hapoalim Facility B) and two revolving credit facilities totaling $20 million (Hapoalim Facility C and Hapoalim Facility D).

Powerfleet Israel drew $30 million in March 2024, using a portion to repay approximately $11.2 million under the prior term loans under the Prior Credit Agreement and distributing the remainder to us. In December 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, increasing the principal amount available under Hapoalim Facility D from $10 million to $20 million, available through December 31, 2025. As of September 30, 2025, Powerfleet Israel had utilized approximately $17.2 million under the Hapoalim Revolving Facilities.

Borrowings are secured by first ranking and exclusive fixed and floating charges, including over the entire share capital of Pointer and over the assets of Pointer and excluding the Borrowers’ holdings in specified foreign subsidiaries. Interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum and Hapoalim’s prime rate + 2.3% (Hapoalim’s prime rate was 6% at September 30, 2025), respectively. The Hapoalim Term Facilities will mature on March 18, 2029, with Hapoalim Facility A amortizing quarterly and Hapoalim Facility B due at maturity.

Interest rates for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5% and, with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D bear interest at the applicable interest rate set forth in the standard form documents entered into in connection with each utilization of Hapoalim Facility D. In addition, Pointer is required to pay a credit allocation fee in NIS, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the Hapoalim Revolving Facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of the Hapoalim Revolving Facilities. The Hapoalim Revolving Facilities are available for successive one-month periods until and including February 27, 2026, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Hapoalim Revolving Facilities.

RMB Debt

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provided us with the RMB Facilities totaling $85 million, composed of RMB Facility A and RMB Facility B, each having a principal amount of $42.5 million. We drew $85 million in March 2024, which primarily funded our Series A Preferred Stock redemption. On October 31, 2025, we and RMB agreed to amend and restate the Facilities Agreement. Pursuant to the Amended and Restated Facilities Agreement, interest is payable quarterly, at a fixed annual rate of 8.699% until March 31, 2027 and, thereafter, 4.86% per annum plus the applicable term SOFR reference rate, with respect to RMB Facility A, and a fixed annual rate of 8.979%, with respect to RMB Facility B, with principal repayments for RMB Facility A and RMB Facility B due March 31, 2028 and March 31, 2029, respectively.

MiX Telematics also maintains the RMB General Facility, repayable on demand, with a 365-day term and an interest rate linked to the South African prime rate minus 0.75% per annum. Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date (as defined therein) or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. As of September 30, 2025, $20.2 million of the RMB General Facility was utilized.

On September 27, 2024, we entered into the Facility Agreement with RMB, pursuant to which RMB agreed to provide us with the New RMB Term Facility totaling $125 million. We drew $125 million on October 1, 2024 to fund a portion of the Purchase Price for the FC Acquisition. Interest is payable quarterly at an interest rate of 5% per annum plus the applicable term SOFR reference rate and matures on October 31, 2029.

Liquidity Position

As of September 30, 2025, we had cash and cash equivalents (including restricted cash) of $32.5 million and working capital of $11.5 million, compared to cash and cash equivalents (including restricted cash) of $48.8 million and working capital of $18.1 million as of March 31, 2025. As of September 30, 2025, Pointer had utilized $17.2 million under the Hapoalim Revolving Facilities. The available undrawn facility balance at September 30, 2025 was $12.8 million. As of September 30, 2025, $20.2 million of the RMB General Facility was utilized.

We continue to monitor the effects of inflation, foreign currency volatility, and regional geopolitical instability, including the ongoing conflicts in the Middle East, on our supply chain and operating cash flows. There remains uncertainty surrounding the potential impact of such events on our results of operations and cash flows. Management is proactively managing liquidity through reductions in discretionary operating expenses and capital expenditures and increased utilization of available credit facilities to preserve cash.

Capital Requirements and Outlook

Our primary sources of liquidity are cash generated from operations, existing cash balances, and available borrowing capacity under our revolving facilities. Although we expect the MiX Combination and FC Acquisition to generate incremental cash flow benefits through operational synergies, we have not yet generated sufficient cash flow solely from operations to fund all our capital and financing needs.

Our future capital requirements will depend on several factors, including, but not limited to:

•the timing and success of new product launches;
•revenue growth and margin trends;
•integration costs and realized synergies from recent business combinations and acquisitions;
•the pace of discretionary spending and capital investments; and
•potential strategic acquisitions.

We believe that our current cash balances, expected cash flows from operations, and borrowing capacity under our existing credit facilities will be sufficient to meet our operating, debt service, and capital expenditure requirements for at least the next 12 months. We may, however, seek additional financing or capital market transactions to support long-term strategic initiatives or refinance existing debt.

Operating Activities
During the six months ended September 30, 2025, net cash provided by operating activities was $10.2 million, compared to net cash used in operating activities of $10.8 million for the same period in 2024. The net cash provided by operating activities for the six months ended September 30, 2025 primarily included $31.8 million for depreciation and amortization expense, $4.4 million for bad debts expense, $4.4 million of non-cash charges for stock-based compensation, $0.6 million for ROU asset amortization and $1.6 million for other non-cash items, partially offset by $0.8 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:
•an increase in inventory, net of reserve of $4.8 million;
•an increase in accounts receivables of $7.6 million;
•a decrease in deferred costs of $4.7 million;
•a decrease in lease liabilities of $1.0 million;
•an increase in prepaid expenses and other assets of $1.0 million; and

•a decrease in deferred revenue of $0.6 million; partially offset by
•an increase in accounts payable of $2.5 million; and
•an increase in accrued severance payable of $0.4 million.

Cash flow from operating activities for the three and six months ended September 30, 2025 includes approximately $1,346 and $2,849, respectively ($0 and $0, respectively for the three and six months ended September 30, 2024), which represent recoveries, through customer billings, of the contract asset recognized at acquisition for hardware delivered by Fleet Complete prior to October 1, 2024. Under ASC 606, such hardware was identified as a separate performance obligation satisfied at the point of delivery, resulting in the recognition of a contract asset at the acquisition date for hardware delivered prior to the acquisition. This contract asset is being recovered post-acquisition through customer billings.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2025 was $23.9 million, compared to net cash provided by investing activities of $12.9 million for the same period in 2024. The net cash used by investing activities was primarily due to $12.5 million for the purchase of fixed assets and $11.5 million for capitalized software development costs. The net cash provided by investing activities of $12.9 million in the same period in 2024 was primarily due to $27.5 million in net cash assumed from the MiX Combination, partially offset by $10.5 million for the purchase of fixed assets and $4.7 million for capitalized software development costs.

Financing Activities

During the six months ended September 30, 2025, net cash used in financing activities was $3.3 million, compared to $22.3 million net cash used in financing activities for the same period in 2024. The cash used in financing activities was primarily due to the repayment of short-term bank debt of $0.6 million, and repayment of long-term debt of $2.7 million. The decrease in net cash used in financing activities during the six months ended September 30, 2024 was primarily due to the repayment of Series A Preferred Stock of $90.3 million following the MiX Combination, partially offset by $61.9 million received from our private placement, less costs, related to the FC Acquisition and $10.0 million received from short-term bank debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 24 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in foreign exchange rates, interest rates and credit risk.

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

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at variable and fixed rates. Please refer to Note 13 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which sets out the terms of each of these loans. Interest rates in South Africa remained unchanged for the majority of the 2024 calendar year; however, the South African Reserve Bank announced a 25-basis point reduction in the South African repurchase rate in each of September 2024, November 2024, January 2025 and July 2025, with further reductions expected thereafter. Interest rates in Israel have remained stable at 6.0% which were last changed by the Bank of Israel in January 2024. The U.S. dollar denominated loans are based on the Standard Overnight Financing Rate (“SOFR”) for which the 90-day average rate as of September 30, 2025 was 4.35%, compared to 5.31% as of September 30, 2024, representing a decline of 0.96% in the rate period over period.

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

The table below illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of September 30, 2025. The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

Facility	Annual estimated interest charge	Hypothetical Change in rates- Increase	Hypothetical Change in rates- (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,781	1%	(1%)	$472	$(472)
RMB Facilities- Variable	$13,524	1%	(1%)	$1,452	$(1,452)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

Credit risk

Financial instruments that potentially subject us and our subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are invested primarily in deposits with major banks worldwide. Generally, these deposits may be redeemed upon demand and therefore bear low risk. Management believes that the financial institutions that hold our investments have a high credit rating. Trade receivables primarily arise from subscription-based contracts. We are exposed to credit risk in the event customers fail to meet their contractual payment obligations. We perform credit evaluations of new customers and monitor the financial health of existing customers on an ongoing basis. While most customers are billed monthly, we do not typically require collateral. Credit risk is mitigated through diversified customer exposure and proactive collection efforts.

As of September 30, 2025, trade receivables totaled $85.0 million, net of an allowance for credit losses of $9.5 million. Refer to Note 6 of the unaudited condensed consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

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

Due to the inherent limitations of controls systems, irrespective of how well controls are designed and operated, not all misstatements may be detected. These inherent limitations include, but are not limited to, faulty judgments in decision-making, breakdown in controls can occur because of a simple error or mistake and/or controls can be circumvented by the individual act of persons, by the collusion of two or more people, or by management override of control.

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

As disclosed in “Item 9A. Controls and Procedures” in Part II of our Form 10-K, management previously identified material weaknesses in our internal control over financial reporting. Specifically:

•At I.D. Systems, the configuration of an automated control within the ERP system created a segregation of duties issue related to the processing of journal entries and the review of balance sheet reconciliations; and
•At Pointer Mexico, the control deficiency related to the lack of workflow approval and sufficient documentation supporting the review of journal entries.

In addition, as disclosed in Note 3, “Acquisition,” in Part I, Item 1, “Financial Statements (Unaudited),” we completed the FC Acquisition on October 1, 2024. We excluded Fleet Complete’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the SEC that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s assessment of internal control over financial reporting for one year following the business combination and/or acquisition. As a result of our integration efforts, certain controls will be evaluated and may be changed. Fleet Complete’s total revenues constituted approximately 27% of our consolidated revenues for the six months ended September 30, 2025. Fleet Complete’s total assets constituted approximately 23% of our consolidated total assets as of September 30, 2025.

Despite the permitted exclusion of Fleet Complete from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025, we identified a material weakness in controls over the financial close and reporting process. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements.

As of September 30, 2025, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Due to the material weaknesses in internal control over financial reporting described above and previously disclosed in our Form 10-K, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025. Notwithstanding the existence of these material weaknesses, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 present, in all material aspects, our financial condition as reported, in conformity with U.S. GAAP.

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
•Initiated plans to decommission the ERP system currently used by I.D. Systems in the third quarter of fiscal 2026, replacing it with a standardized ERP platform designated for use across the Company.
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

Management will continue with the implementation of the remediation plan and will reassess and test the design and operating effectiveness of controls. The material weaknesses will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are both designed and operating effectively.

b. Changes in internal control over financial reporting.

During the quarter ended June 30, 2024, we completed the MiX Combination and during the quarter ended December 31, 2024, we completed the FC Acquisition. As part of our integration activities, we are continuing the implementation of a single ERP and subscription billing system across all Powerfleet operations. Furthermore, as part of our integration activities, we expect additional changes to the internal control over financial reporting as we continue with our integration activities, which include the evaluation, rationalization and standardization of internal control over financial reporting. While we believe the controls in the post-integration environment, supported by a uniform ERP system, will enhance the internal control environment, there are inherent risks associated with the integration and implementation of a new ERP system. We will continue to evaluate the processes and controls related to the integration and system implementation, as well as the assessment of the design adequacy and operating effectiveness of internal control over financial reporting throughout this fiscal year.

Other than as described above under “Remediation,” the integration efforts and the implementation of the ERP system, there were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Form 10-K. As of September 30, 2025, there have been no material changes to the risk factors previously disclosed.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2024 and 2025; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods April 1, 2024 through September 30, 2024 and April 1, 2025 through September 30, 2025 (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERFLEET, INC.

Date: November 10, 2025	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)