Form 10-Q
period 2025-12-31
Powerfleet, Inc.
filed 2026-02-09
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on February 5, 2026 was 134,147,277.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2025	3
Condensed Consolidated Statements of Operations - for the three and nine months ended December 31, 2024 and 2025	5
Condensed Consolidated Statements of Comprehensive (Loss) Income - for the three and nine months ended December 31, 2024 and 2025	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity - for the periods April 1, 2024 through December 31, 2024 and April 1, 2025 through December 31, 2025	7
Condensed Consolidated Statements of Cash Flows - for the nine months ended December 31, 2024 and 2025	10
Notes to Condensed Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	49
Part II - OTHER INFORMATION	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	55

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$44,392	$31,215
Restricted cash	4,396	4,635
Accounts receivables, net of allowance for credit losses of $4,057 and $9,667 as of March 31, 2025 and December 31, 2025, respectively	78,623	92,223
Inventory, net	18,350	22,064
Prepaid expenses and other current assets	23,319	24,941
Total current assets	169,080	175,078
Fixed assets, net	58,011	63,018
Goodwill	383,146	413,344
Intangible assets, net	258,582	264,281
Right-of-use asset	12,339	11,521
Severance payable fund	3,796	4,322
Deferred tax asset	3,934	4,999
Other assets	21,183	22,896
Total assets	$910,071	$959,459

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$41,632	$46,288
Accounts payable	41,599	48,432
Accrued expenses and other current liabilities	45,327	44,914
Deferred revenue - current	17,375	16,217
Lease liability - current	5,076	4,172
Total current liabilities	151,009	160,023
Long-term debt - less current maturities	232,160	231,164
Deferred revenue - less current portion	5,197	6,964
Lease liability - less current portion	8,191	8,343
Accrued severance payable	6,039	5,303
Deferred tax liability	57,712	59,455
Other long-term liabilities	3,021	3,028
Total liabilities	463,329	474,280
Commitments and Contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—
Common stock; authorized 175,000 shares, $0.01 par value; 135,379 and 136,105 shares issued at March 31, 2025 and December 31, 2025, respectively; shares outstanding, 133,316 and 134,041 at March 31, 2025 and December 31, 2025, respectively	1,343	1,343
Additional paid-in capital	671,400	677,377

Accumulated deficit	(205,783)	(223,669)
Accumulated other comprehensive (loss) income	(8,850)	41,496
Treasury stock; 2,063 and 2,063 common shares at cost at March 31, 2025 and December 31, 2025, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	446,592	485,029
Non-controlling interest	150	150
Total equity	446,742	485,179

Total liabilities and stockholders’ equity	$910,071	$959,459

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Revenues:
Products	$24,687	$22,402	$63,718	$62,429
Services	81,742	91,085	195,159	266,858
Total revenues	106,429	113,487	258,877	329,287

Cost of revenues:
Cost of products	17,129	15,312	43,809	43,858
Cost of services	30,517	35,487	75,294	103,671
Total cost of revenues	47,646	50,799	119,103	147,529

Gross profit	58,783	62,688	139,774	181,758

Operating expenses:
Selling, general and administrative expenses	55,405	51,770	147,522	159,584
Research and development expenses	4,621	4,572	11,157	13,623
Total operating expenses	60,026	56,342	158,679	173,207

(Loss) profit from operations	(1,243)	6,346	(18,905)	8,551

Interest income	359	111	831	569
Interest expense, net	(7,942)	(6,844)	(14,675)	(20,607)
Other (expense) income, net	(2,011)	14	(961)	(1,775)

Net loss before income taxes	(10,837)	(373)	(33,710)	(13,262)

Income tax expense	(3,513)	(2,991)	(4,821)	(4,624)

Net loss before non-controlling interest	(14,350)	(3,364)	(38,531)	(17,886)
Non-controlling interest	1	—	(17)	—

Net loss	(14,349)	(3,364)	(38,548)	(17,886)

Preferred stock dividend	—	—	(25)	—

Net loss attributable to common stockholders	$(14,349)	$(3,364)	$(38,573)	$(17,886)

Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.03)	$(0.33)	$(0.13)

Weighted average common shares outstanding - basic and diluted	132,189	133,876	115,650	133,632

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Net loss attributable to common stockholders	$(14,349)	$(3,364)	$(38,573)	$(17,886)

Foreign currency translation adjustment	(6,214)	18,034	(6,593)	50,346

Total other comprehensive (loss) income	(6,214)	18,034	(6,593)	50,346

Comprehensive (loss) income	$(20,563)	$14,670	$(45,166)	$32,460

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(10,234)	—	—	—	(10,234)
Foreign currency translation adjustment	—	—	—	—	22,519	—	—	22,519
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Issue of stock appreciation rights	127	—	—	—	—	—	—	—
Balance as of June 30, 2025	135,506	$1,343	$673,253	$(216,017)	$13,669	$(11,518)	$150	$460,880
Net loss attributable to common stockholders	—	—	—	(4,288)	—	—	—	(4,288)
Foreign currency translation adjustment	—	—	—	—	9,793	—	—	9,793
Stock-based compensation	—	—	2,594	—	—	—	—	2,594
Issue of stock appreciation rights and restricted share awards	364	—	—	—	—	—	—	—
Balance as of September 30, 2025	135,870	$1,343	$675,847	$(220,305)	$23,462	$(11,518)	$150	$468,979
Net loss attributable to common stockholders	—	—	—	(3,364)	—	—	—	(3,364)
Foreign currency translation adjustment	—	—	—	—	18,034	—	—	18,034
Stock-based compensation	—	—	1,491	—	—	—	—	1,491
Issue of stock appreciation rights and restricted share awards	222	—	—	—	—	—	—	—
Exercise of stock options	13	—	39	—	—	—	—	39
Balance as of December 31, 2025	136,105	$1,343	$677,377	$(223,669)	$41,496	$(11,518)	$150	$485,179

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(22,312)	—	—	—	(22,337)
Net income attributable to non-controlling interest	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	418	—	8	426
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Stock-based compensation	—	—	5,929	—	—	—	—	5,929
Balance as of June 30, 2024	109,641	$1,096	$578,514	$(177,108)	$(567)	$(11,518)	$131	$390,548
Net loss attributable to common stockholders	—	—	—	(1,888)	—	—	—	(1,888)
Net income attributable to non-controlling interest	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	(797)	—	20	(777)
Proceeds from private placement, net of costs to issue common stock	—	—	61,851	—	—	—	—	61,851
Exercise of stock options	243	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,371	—	—	—	—	1,371
Balance as of September 30, 2024	109,884	$1,096	$641,736	$(178,996)	$(1,364)	$(11,518)	$156	$451,110
Net loss attributable to common stockholders	—	—	—	(14,349)	—	—	—	(14,349)
Net income attributable to non-controlling interest	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	(6,214)	—	(4)	(6,218)
Proceeds from private placement, net of costs to issue common stock	20,000	200	4,408	—	—	—	—	4,608
Shares issued in connection with FC Acquisition	4,286	43	21,300	—	—	—	—	21,343

Exercise of stock options	161	—	910	—	—	—	—	910
Stock-based compensation	—	—	1,138	—	—	—	—	1,138
Issue of stock appreciation rights	225	—	—	—	—	—	—	—
Balance as of December 31, 2024	134,556	$1,339	$669,492	$(193,345)	$(7,578)	$(11,518)	$151	$458,541

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2024	2025
Cash flows from operating activities
Net loss	$(38,548)	$(17,886)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Non-controlling interest	17	—
Inventory reserve	1,571	1,797
Stock-based compensation expense	8,438	5,938
Depreciation and amortization	33,042	47,691
Right-of-use assets, non-cash lease expense	4,284	2,891
Derivative mark-to-market adjustment	(475)	(2,054)
Bad debts expense	7,229	6,498
Deferred income taxes	676	(3,733)
Shares issued for transaction bonuses	889	—
Lease termination and modification losses	232	(29)
Other non-cash items	727	476
Changes in operating assets and liabilities:
Accounts receivables	(15,245)	(15,715)
Inventories	2,623	(5,173)
Prepaid expenses and other current assets	2,062	(1,088)
Deferred costs	(5,124)	(6,573)
Deferred revenue	1,031	581
Accounts payable, accrued expenses and other current liabilities	(15,655)	11,016
Lease liabilities	(4,098)	(2,924)
Accrued severance payable, net	(562)	(1,262)

Net cash (used in) provided by operating activities	(16,886)	20,451

Cash flows from investing activities
Acquisition, net of cash assumed	(137,112)	(191)
Proceeds from sale of fixed assets	256	57
Capitalized software development costs	(7,310)	(14,099)
Capital expenditures	(16,607)	(17,717)
Repayment of loan advanced to external parties	294	—

Net cash used in investing activities	(160,479)	(31,950)

Cash flows from financing activities
Repayment of long-term debt	(2,140)	(4,143)
Short-term bank debt, net	11,887	2,109
Purchase of treasury stock upon vesting of restricted stock	(2,836)	—
Payment of preferred stock dividend and redemption of preferred stock	(90,298)	—
Proceeds from private placement, net	66,459	—
Proceeds from long-term debt	125,000	—

Payment of long-term debt costs	(1,410)	—
Proceeds from exercise of stock options, net	912	39
Cash paid on dividends to affiliates	(6)	—

Net cash provided by (used in) financing activities	107,568	(1,995)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,222)	556
Net decrease in cash and cash equivalents, and restricted cash	(71,019)	(12,938)
Cash and cash equivalents, and restricted cash at beginning of the period	109,664	48,788

Cash and cash equivalents, and restricted cash at end of the period	$38,645	$35,850

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	24,354	44,392
Restricted cash	85,310	4,396
Cash and cash equivalents, and restricted cash, at beginning of the period	$109,664	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	33,634	31,215
Restricted cash	5,011	4,635
Cash and cash equivalents, and restricted cash, at end of the period	$38,645	$35,850

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,052	$3,254
Interest	$11,517	$18,300

Noncash investing and financing activities:
Common stock issued for transaction bonus	$9	$—
Shares issued in connection with MiX Combination	$362,005	$—
Shares issued in connection with FC Acquisition	$21,343	$—

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
December 31, 2025
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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the three and nine months ended December 31, 2025 include the financial results of MiX Telematics and its subsidiaries.

On October 1, 2024 (the “FC Closing Date”), the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the three and nine months ended December 31, 2025 include the financial results of Fleet Complete and its subsidiaries.

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2025 and December 31, 2025, the consolidated results of its operations for the three- and nine-month periods ended December 31, 2024 and 2025, the consolidated change in stockholders’ equity for the three- and nine-month periods ended December 31, 2024 and 2025, and the consolidated cash flows for the nine-month period ended December 31, 2024 and 2025. The results of operations for the three- and nine-month periods ended December 31, 2025 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended March 31, 2025 included in the Company’s Annual Report on Form 10-K for the year then ended.

During the quarter ended September 30, 2025, the Company enhanced its disclosures to include its accounting policy for restructuring expenses.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation and other local jurisdictional limits. Restricted cash at March 31, 2025 consisted of escrow amounts of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $311 held in escrow for purchases from a vendor, cash of $698 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia. Restricted cash at December 31, 2025 consisted of cash of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $841 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries, cash securing guarantees of $57 issued in respect of property lease agreements entered into by MiX Telematics Australasia, cash securing guarantees of $77 issued in respect of property lease agreements entered into by Fleet Complete Australia, and security deposits of $11.

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

The following table presents the Company’s revenues disaggregated by revenue source for the three and nine months ended December 31, 2024 and 2025 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Products	$24,687	$22,402	$63,718	$62,429
Services	81,742	91,085	195,159	266,858
	$106,429	$113,487	$258,877	$329,287

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2025 and December 31, 2025 (in thousands):

	March 31, 2025	December 31, 2025
Contract Assets:
Deferred contract cost (1)	$11,894	$12,101
Deferred costs - current	$2	$173

Contract Liabilities:
Deferred revenue – services (2)	$21,466	$21,827
Deferred revenue – products (2)	1,106	1,354
	22,572	23,181
Less: Deferred revenue – current	(17,375)	(16,217)
Deferred revenue – long term	$5,197	$6,964

(1) Deferred contract costs are included in Other assets on the condensed consolidated balance sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance.
For the three-month periods ended December 31, 2024 and 2025, the Company recognized revenue of $5,605 and $5,200, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the nine-month periods ended December 31, 2024 and 2025, the Company recognized revenue of $9,863 and $15,763, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

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

An analysis of the allowance for credit losses for the periods ended December 31, 2024 and 2025 is as follows (in thousands):

	Nine Months Ended December 31,
	2024	2025
Allowance for credit losses, March 31	$3,197	$4,057
Current period provision for expected credit losses	7,229	10,717
Write-offs charged against the allowance	(4,880)	(6,288)
Foreign currency translation	(63)	1,181
Allowance for credit losses, December 31	$5,483	$9,667

NOTE 6 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2025	December 31, 2025
Sales-type lease receivables, current	$1,062	$900
Prepaid expenses	9,038	9,830
Contract assets	5,088	5,461
Tax receivables	553	621
VAT receivable	1,901	1,023
Sundry debtors	5,424	6,007
Other current assets	253	1,099
	$23,319	$24,941

NOTE 7 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the “moving average” cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2025
Components	$11,859	$7,804
Finished goods, net	6,491	14,260
	$18,350	$22,064

NOTE 8 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2025	December 31, 2025
Installed and uninstalled products	$61,564	$75,758
Computer software	11,523	13,581
Computer and electronic equipment	6,294	8,514
Furniture and fixtures	3,054	4,078
Leasehold improvements	1,459	1,295
Plant and equipment	276	361
Assets in progress	7	141
	84,177	103,728
Accumulated depreciation	(26,166)	(40,710)
	$58,011	$63,018

Depreciation expense for the three- and nine-month periods ended December 31, 2024 was $4,586 and $14,653, respectively, and for the three- and nine-month periods ended December 31, 2025 was $6,133 and $18,582, respectively.

NOTE 9 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2025 and December 31, 2025 (in thousands):

December 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$216,141	$(36,562)	$179,579
Trademark and tradename	3 - 15	23,720	(7,692)	16,028
Patents	7 - 11	2,128	(829)	1,299
Technology	5 - 7	88,500	(37,112)	51,388
Software to be sold or leased	3 - 7	20,716	(4,894)	15,822
		351,205	(87,089)	264,116

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$351,370	$(87,089)	$264,281

March 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$200,868	$(21,994)	$178,874
Trademark and tradename	3 - 15	21,557	(5,805)	15,752
Patents	7 - 11	628	(553)	75
Technology	5 - 7	74,050	(21,705)	52,345
Software to be sold or leased	3 - 7	13,490	(2,119)	11,371
		310,593	(52,176)	258,417

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$310,758	$(52,176)	$258,582

The weighted-average amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased for December 31, 2025 were 11.0, 10.1, 6.3, 3.7, and 3.6 years, respectively, and for March 31, 2025 were 11.7, 10.8, 7.0, 4.4, and 4.3 years, respectively.

Amortization expense for the three- and nine-month periods ended December 31, 2024 was $8,966 and $18,389, respectively, and for the three- and nine-month periods ended December 31, 2025 was $9,735 and $29,110, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

2026 (remaining)	$15,055
2027	44,239
2028	38,905
2029	35,346
2030	22,973
Thereafter	107,598
$264,116

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill as of March 31, 2025 and December 31, 2025 (in thousands):

	March 31, 2025	December 31, 2025
Goodwill
Opening balance	$83,487	$383,146
Businesses acquired
MiX Combination	216,799	—
FC Acquisition	82,245	—
Powerfleet Africa Sky	—	552
Foreign currency translation difference	615	29,646
Closing balance	$383,146	$413,344

For the nine-month period ended December 31, 2025, the Company did not identify any indicators of impairment.

NOTE 10 - STOCK-BASED COMPENSATION

[A] Stock Options:

During the three- and nine-month periods ended December 31, 2025, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the nine-month period ended December 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	5,200	13.85	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(40)	3.13	—	—
Outstanding as of December 31, 2025	5,160	13.94	6.19	$2,279

Vested as of December 31, 2025	—	—	—	$—

During the three- and nine-month periods ended December 31, 2025, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the nine-month period ended December 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	1,890	4.51	—	—
Granted	—	—	—	—
Exercised	(13)	3.13	—	—
Forfeited	(16)	5.92	—	—
Outstanding as of December 31, 2025	1,861	4.50	6.04	$1,811

Vested as of December 31, 2025	1,711	4.52	5.83	$1,660

The Company recorded stock-based compensation expense of $479 and $2,884 for the three- and nine-month periods ended December 31, 2024, respectively, and $288 and $1,142 for the three- and nine-month periods ended December 31, 2025, respectively, in connection with awards made under the stock option plans, including market-based and time-based options. The decrease in the recognized expense is because the prior year included acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination.

The fair value of options vested during the nine-month periods ended December 31, 2024 and 2025 was $1,652 and $298, respectively.

As of December 31, 2025, there was $383 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.59 years.

As of December 31, 2025, there was $1,268 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.32 years.

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

During the nine-month period ended December 31, 2025, the Company granted 373 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. The Company also granted an additional 11 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a 12-month period, provided that they remain employed by the Company on each scheduled vesting date. The grant date for these awards was determined to be April 23, 2025.

During the nine-month period ended December 31, 2025, the Company granted 1,475 restricted shares of common stock to the Company’s executive officers and senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be April 23, 2025.

A summary of all unvested restricted stock for the nine-month period ended December 31, 2025 is as follows:

	Time-Based Restricted Shares		Market-Based Restricted Shares		Performance-Based Restricted Shares
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2025	732	5.58	938	5.35	—	—
Granted	384	4.75	—	—	1,475	4.75
Vested/Exercised	(380)	5.33	—	—	—	—
Forfeited or expired	(59)	4.75	—	—	(118)	4.75
Unvested, December 31, 2025	677	5.32	938	5.35	1,357	4.75

The Company recorded stock-based compensation expenses of $74 and $3,240 for the three- and nine-month periods ended December 31, 2024, respectively, and $805 and $3,394 for the three- and nine-month periods ended December 31, 2025, respectively, in connection with restricted stock grants. As of December 31, 2025, there was $6,540 of total unrecognized compensation cost related to unvested shares.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company’s stock appreciation rights (“SARs”) for the nine-month period ended December 31, 2025:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	3,238	2.44
Granted	—	—
Exercised	(623)	2.79
Forfeited	(210)	2.25
Outstanding as of December 31, 2025	2,405	2.37	2.53

Vested as of December 31, 2025	1,098	2.52	1.94	$3,074

The total stock-based compensation expense recognized during the three- and nine-month periods ended December 31, 2024 was $637 and $2,289, respectively, and during the three- and nine-month periods ended December 31, 2025 was $361 and $1,083, respectively.

As of December 31, 2025, there was $2,873 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 2.01 years.

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

The total stock-based compensation expense recognized during the three- and nine-month periods ended December 31, 2025 was $37 and $320, respectively.

As of December 31, 2025, there was $43 of unrecognized compensation cost related to unvested warrants. This amount is expected to be recognized over a weighted-average period of 0.75 years.

NOTE 11 - NET LOSS PER SHARE

Net loss per share for the three- and nine-month periods ended December 31, 2024 and 2025 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Basic and diluted loss per share
Net loss attributable to common stockholders	$(14,349)	$(3,364)	$(38,573)	$(17,886)

Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.03)	$(0.33)	$(0.13)

Weighted-average common share outstanding - basic and diluted	132,189	133,876	115,650	133,632

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

NOTE 12 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

	March 31, 2025	December 31, 2025
Short-term bank debt	$36,788	$40,203
Current maturities of long-term debt	$4,844	$6,085
Long-term debt - less current maturities	$232,160	$231,164

Short-Term Bank Debt

As of December 31, 2025, short-term debt comprised $40,196 of borrowing facilities and $8 of book overdrafts.

RMB Facility

On March 7, 2024, as part of the MiX Combination, Powerfleet, together with certain of its wholly owned subsidiaries, entered into a Facilities Agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”). Following the signing of the Facilities Agreement, MiX Telematics entered into a Facility Notice and General Terms and Conditions (the “Credit Agreement”) with RMB on March 14, 2024 for a 364-day committed general banking facility of R350,000 (the equivalent of $21,040 as of December 31, 2025) (the “RMB General Facility”). The Credit Agreement and the rights and obligations of the parties are subject to the terms and conditions of the Facilities Agreement, which is described in more detail below.

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

As of December 31, 2025, $21,398 of the RMB General Facility was utilized.

Hapoalim Debt

As of December 31, 2025, Powerfleet Israel Ltd. (“Powerfleet Israel”) had utilized approximately $18,797 under the Hapoalim Revolving Facilities, which are described below.

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

On December 30, 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, which increases the principal amount available under Hapoalim Facility D from $10,000 to $20,000 and provides that the total principal amount of Hapoalim Facility D may be distributed to the Company or any of its subsidiaries by no later than December 31, 2025, subject to certain terms and conditions of the A&R Credit Agreement, which was subsequently extended to June 30, 2026.

As of December 31, 2025, Pointer had utilized $18,797 under the Hapoalim Revolving Facilities. The available undrawn facility balance at December 31, 2025 was $11,203.

The interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum, and Hapoalim’s prime rate + 2.3% per annum, respectively. Hapoalim’s prime rate at December 31, 2025 was 6%. Interest is payable quarterly on March 25, June 25, September 25, and December 25 over five years. The first interest period ended on June 25, 2024. Hapoalim Facility A amortizes in quarterly installments over its five-year term and will be payable in the following aggregate annual amounts: (i) 10% of the principal amount of Hapoalim Facility A from March 18, 2024 until March 18, 2025, (ii) 25% of the principal amount of Hapoalim Facility A from March 18, 2025 until March 18, 2026, (iii) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2026 until March 18, 2027, (iv) 27.5% of the principal amount of Hapoalim Facility A from March 18, 2027 until March 18, 2028, and (v) 10% of the principal amount of Hapoalim Facility A from March 18, 2028 until March 18, 2029. Hapoalim Facility B does not amortize and will be payable in full on March 18, 2029.

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

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as (defined in the A&R Credit Agreement), the ratio of each Borrower’s total debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. The financial covenants have been met for the quarter ended December 31, 2025.

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

For the three-month period ended December 31, 2024, the Company recorded $22 of amortization of the original debt issuance costs and the refinancing fee paid to Hapoalim. For the nine-month period ended December 31, 2024, the Company recorded a cost of $7, net of additional deferred costs, and credits to the original debt issuance costs and amortization of the original debt issuance costs. For the three- and nine-month periods ended December 31, 2025, the Company recorded $21 and $53 of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim, respectively. The

Company recorded charges of $592 and $1,838 to interest expense on its Consolidated Statement of Operations for the three- and nine-month periods ended December 31, 2024, respectively, and $595 and $1,827 for the three- and nine-month periods ended December 31, 2025, respectively, related to interest expense associated with the Hapoalim debt.

RMB Debt

On March 7, 2024, the Company, together with certain of its wholly owned subsidiaries (the “Obligors”), entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Facility A” and “RMB Facility B,” respectively, and, collectively, the “RMB Facilities”). The Company drew down $85,000 in cash under the RMB Facilities on March 13, 2024, the proceeds of which were used to redeem all the then-outstanding shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) and for general corporate purposes. The RMB Facilities are guaranteed by the Company, I.D. Systems, Inc (“I.D. Systems”), Movingdots GmbH (“Movingdots”) and Powerfleet Inc. (“Powerfleet”), and there is a security agreement over the shares in Main Street 2000 Proprietary Limited (“MS2000”), I.D. Systems, and Movingdots.

On October 31, 2025, the Company, together with the Obligors, entered into a First Amendment and Restatement Agreement with RMB, pursuant to which the Obligors and RMB agreed to amend and restate the Facilities Agreement (as amended and restated, the “Amended and Restated Facilities Agreement”) to, among other things, (i) extend the final maturity date of RMB Facility A by 12 months, (ii) update the interest rates of the RMB Facilities, and (iii) update certain financial covenants to conform to the Facility Agreement (as defined below), each as further described below.

Pursuant to the Amended and Restated Facilities Agreement, borrowings under RMB Facility A bear interest at 8.699% per annum until March 31, 2027 and, thereafter, at 4.85% (provided no event of default is continuing), plus the applicable term SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the three-month Treasury bill rate). Borrowings under RMB Facility B continue to bear interest at 8.979% per annum. Interest is payable quarterly in arrears. Pursuant to the Amended and Restated Facilities Agreement, RMB Facility A now matures on March 31, 2028, and RMB Facility B matures on March 31, 2029. The Company may prepay the RMB Facilities at any time, subject to a minimum reduction of $5,000 and multiples of $1,000. If the Company prepays any amount during the first or second annual period of the funding, a refinancing fee equal to 2% or 1%, respectively, of the prepayment will be payable. Also, the RMB Facilities are mandatorily prepayable upon the occurrence of uncertain future events, such as a change of control or a transfer of the business. In the event that either prepayment occurs, the respective prepayment amount will be adjusted for RMB’s break gains or losses, which relate mainly to the unwinding of interest rate derivatives (the “Prepayment Derivative”) which RMB entered into with third parties to fix the interest rates on the RMB Facilities. Since RMB’s break gains/losses could result in the Company prepaying at a discount, or a premium, of 10% or more to the initial carrying amount of the RMB Facilities, the optional and contingent repayment features were to be embedded derivatives in the scope of ASC 815-15 Embedded Derivatives. The Prepayment Derivative within each RMB Facility has been bifurcated and accounted for at fair value separately from the respective debt-host contracts which are accounted for at amortized cost. The terms of the debt-host contracts have been bifurcated to adjust the carrying value of the debt upon separating the derivative. Upon initial recognition of the RMB Facilities, a Prepayment Derivative asset of $610 and $1,616 for RMB Facility A and RMB Facility B, respectively, was recognized with a corresponding increase in the initial carrying amount of each debt-host contract. The fair value of the embedded derivative is estimated using a “with-and-without” approach as the difference between the value of the RMB Facilities with and without the embedded derivative using both the binomial lattice model and discounted cash flow analysis.

The following key assumptions were used as of December 31, 2025:

	Facility A	Facility B
Credit spread volatility	33.52%	26.89%
Credit spread	3.48%	3.57%
Credit rating	B	B
Risk-free rate	U.S. Treasury rate	U.S. Treasury rate

As of March 31, 2025, the SOFR spot rate was 4.41% and, as of December 31, 2025, the U.S. Treasury rate was 4.84%.

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Facility A, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $20, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $390. For the Prepayment Derivative asset in RMB Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $50, while a change of +10% in credit spread volatility would also result in a decrease in the derivative asset of $170. The Prepayment Derivative assets are included in Other assets and their fair values were $850 and $1,880 for RMB Facility A and RMB Facility B, respectively, as of March 31, 2025 and, $1,780 and $3,004 for RMB Facility A and RMB Facility B, respectively, as of December 31, 2025. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three- and nine-month periods ended December 31, 2025, the Company recorded $55 and $201 of amortization of the original debt issuance costs and the refinancing fee to RMB, respectively.

For the three- and nine-month periods ended December 31, 2025, the Company recorded interest expense of $1,899 and $5,739, respectively.

RMB Term Facility

On September 27, 2024, the Company, together with I.D. Systems and Movingdots, each a wholly owned subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement” and, together with the Amended and Restated Facilities Agreement, the “RMB Facilities Agreements”) with RMB, pursuant to which RMB agreed to provide the Company with a term loan facility in an aggregate principal amount of $125,000 (the “New RMB Term Facility”). The Company drew down the full amount of the New RMB Term Facility on October 1, 2024, and used the proceeds to pay a portion of the purchase price of approximately $190,000 in connection with the FC Acquisition. The Company’s obligations under the New RMB Term Facility are guaranteed, on a joint and several basis, by the Company, I.D. Systems, Movingdots and Powerfleet Canada Holdings Inc. The New RMB Term Facility is secured by a first priority security interest over the entire share capital of I.D. Systems, Movingdots, MS2000 and Canadian SPV, each a wholly owned subsidiary of the Company. No other assets of the Company will serve as collateral under the New RMB Term Facility.

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

The New RMB Term Facility bears interest at 5% per annum (provided no event of default is continuing), plus the applicable term SOFR reference rate (or an interpolated rate if SOFR is unavailable), payable quarterly in arrears on March 31, June 30, September 30, and December 31 each year, and on October 31, 2029. The stated interest rate at December 31, 2025 was 9.20%. The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs, including the $1,250 non-refundable deal structuring fee to RMB, of approximately $1,433 were incurred. For the three- and nine-month periods ended December 31, 2025, the Company recorded $61 and $179, respectively, of amortization of these costs. For the three- and nine-month periods ended December 31, 2025, the Company recorded $2,905 and $8,748 of interest expense.

The RMB Facilities Agreements contain certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 4.00 at September 30, 2025, (ii) 3.50 at December 31, 2025, (iii) 3.00 at March 31, 2026, (iv) 2.75 from June 30, 2026 through March 30, 2027, and (v) 2.50 thereafter, and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from September 30, 2025 through September 29, 2026 and (ii) 3.50 thereafter. The RMB Facilities Agreements also include representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the RMB Facilities Agreements may result in all outstanding indebtedness under the RMB Facilities or New RMB Term Facility, as applicable, becoming immediately due and payable. The RMB Facilities Agreements include an equity cure provision, allowing the Company to remedy a breach of the above financial covenants by receiving a qualifying shareholder contribution (a “Cure Amount”) within 45 days of the relevant Measurement Date (as defined in each of the RMB Facilities Agreements). The Cure Amount may be applied as a notional reduction in net borrowings or finance costs solely for covenant compliance purposes. The use of this provision is limited to (i) no more than two consecutive Measurement Periods (as defined in each of the RMB Facilities Agreements) and (ii) a maximum of three times over the life of RMB Facilities Agreements, as applicable. All Cure Amounts must be applied toward mandatory prepayment of outstanding loans under the RMB Facilities or New RMB Term Facility, as applicable. The financial covenants for the RMB Facilities Agreements have been met for the quarter ended December 31, 2025.

Scheduled contractual maturities of the long-term debt as of December 31, 2025 are as follows (in thousands):

2026 (remaining)	$1,431
2027	6,298
2028	48,798
2029	56,242
2030	125,000
Thereafter	—
237,769
Less: Current portion	(6,085)
Less: Debt costs and prepayment	(520)
Total	$231,164

NOTE 13 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2025
Accrued warranty	$1,479	$1,389
Accrued compensation	27,825	29,101
Government authorities	6,982	12,185
Other current liabilities	9,041	2,239
	$45,327	$44,914

The following table summarizes warranty activity for the nine months ended December 31, 2024 and 2025 (in thousands):

	Nine Months Ended December 31,
	2024	2025
Accrued warranty reserve, beginning of year	$2,926	$3,618
Accrual for product warranties issued	255	434
Product replacements and other warranty expenditures	(372)	(765)
Expiration of warranties	(127)	(1,055)
Acquired through MiX Combination and FC Acquisition	845	—
Foreign currency translation difference	108	105
Accrued warranty reserve, end of period (1)	$3,635	$2,337

(1) Includes non-current accrued warranty included in other long-term liabilities at December 31, 2024 and 2025 of $2,175 and $948, respectively.

NOTE 14 - RESTRUCTURING EXPENSES

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

For the three-month periods ended December 31, 2024 and 2025, the Company recognized restructuring expenses of $331 and $453, respectively, primarily consisting of employee termination costs. For the nine-month periods ended December 31, 2024 and 2025, the Company recognized restructuring expenses of $1,566 and $3,218, respectively, primarily consisting of employee termination costs. Restructuring expenses are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the details of the Company’s restructuring liability (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) (in thousands):

	March 31, 2025	December 31, 2025
Opening balance	$60	$1,324
Assumed in business combination	216	—
Charges	4,673	3,218
Cash payments	(3,604)	(3,162)
Foreign currency translation	(21)	26
Closing balance	$1,324	$1,406

As of December 31, 2025, the Company incurred expenses of $7,891 in connection with restructuring activities and expects to incur additional charges, primarily for severance, with most related cash outflows expected within the next 12 months.

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the nine-month period ended December 31, 2024 the Company paid $25 in dividends to the holders of the Series A Preferred Stock, which included dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income for the nine-month period ended December 31, 2025 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at April 1, 2025	$(8,850)	$(8,850)
Current period change	50,346	50,346
Balance at December 31, 2025	$41,496	$41,496

The accumulated balances for each classification of other comprehensive loss for the nine-month period ended December 31, 2024 are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance at April 1, 2024	$(985)	$(985)
Current period change	(6,593)	(6,593)
Balance at December 31, 2024	$(7,578)	$(7,578)

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

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Total revenues	$106,429	$113,487	$258,877	$329,287
Total cost of revenues	47,646	50,799	119,103	147,529
Selling and marketing expenses	15,256	18,860	33,965	55,859
General and administrative expenses	38,784	30,782	106,726	96,576
Development costs incurred	8,526	9,122	19,799	26,615
Development costs capitalized	(3,905)	(4,550)	(8,642)	(12,992)
Depreciation and amortization	1,365	2,128	6,831	7,149
Interest income	359	111	831	569
Interest expense, net	(7,942)	(6,844)	(14,675)	(20,607)
Other (expense) income, net	(2,011)	14	(961)	(1,775)
Income tax expense	(3,513)	(2,991)	(4,821)	(4,624)
Net loss before non-controlling interest	(14,350)	(3,364)	(38,531)	(17,886)
Non-controlling interest	1	—	(17)	—
Preferred stock dividend	—	—	(25)	—
Net loss attributable to common stockholders	$(14,349)	$(3,364)	$(38,573)	$(17,886)

The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
North America	$41,440	$41,330	$83,837	$119,998
Israel	12,232	14,828	34,643	42,299
Africa	25,416	28,526	73,994	80,813
Europe and Middle East	13,004	12,435	30,047	37,828
Australia	9,290	10,787	20,851	32,056
Other	5,047	5,581	15,505	16,293
	$106,429	$113,487	$258,877	$329,287

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2025	December 31, 2025
North America	$13,051	$15,933
Israel	2,249	1,600
Africa	32,391	34,422
Europe and Middle East	4,824	5,730
Australia	825	668
Other	4,671	4,665
	$58,011	$63,018

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Domestic pre-tax book (loss) income	$(6,839)	$150	$(30,451)	$(18,399)
Foreign pre-tax book (expense) income	(3,998)	(523)	(3,260)	5,137
Total loss before income taxes	(10,837)	(373)	(33,710)	(13,262)
Income tax expense	(3,513)	(2,991)	(4,821)	(4,624)
Net loss before non-controlling interest	$(14,350)	$(3,364)	$(38,531)	$(17,886)

Effective tax rate	(32.42)%	(801.88)%	(14.30)%	(34.87)%

For the three- and nine-month periods ended December 31, 2024 and 2025, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025
Short-term lease cost	$158	$230	$593	$1,045

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended December 31,
	2024	2025
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,836	$2,034
Reduction of right-of-use assets due to MiX Combination (1)	$(952)	$—

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

December 31, 2025
Weighted-average remaining lease term - operating leases (in years) (1)	4.38
Weighted-average discount rate	8.0%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2025 are as follows (in thousands):

January 2026 - March 2026	$2,266
2027	4,073
2028	3,062
2029	2,173
2030	1,206
Thereafter	2,106
Total lease payments	14,886
Less: Imputed interest	(2,371)
Present value of lease payments	$12,515

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the loans to external parties included in other non-current assets is determined using unobservable market data (Level 3 inputs), that represent management’s estimate of current interest rates that a commercial lender would charge borrowers. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Facilities is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 12). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the year ended March 31, 2025 and the three and nine months ended December 31, 2025.

	As of December 31, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$215	$215	$—	$—	$215

Debt	$277,452	$280,320	$—	$280,320	$—

Prepayment derivative	$4,784	$4,784	$—	$—	$4,784

	As of March 31, 2025
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Loans to external parties	$194	$194	$—	$—	$194

Debt	$273,792	$275,179	$—	$275,179	$—

Prepayment derivative	$2,730	$2,730	$—	$—	$2,730

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three- and nine-month periods ended December 31, 2024 and 2025, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

In July 2015, Pointer do Brasil Comercial Ltda. (“Pointer Brazil”) received a tax deficiency notice alleging that the services provided by Pointer Brazil should be classified as “telecommunication services” and therefore Pointer Brazil should be subject to the state value-added tax. The aggregate amount claimed to be owed under the notice was approximately $5,493 as of December 31, 2025. On August 14, 2018, the lower chamber of the State Tax Administrative Court in São Paulo rendered a decision that was favorable to Pointer Brazil in relation to the ICMS demands, but adverse in regard to the clerical obligation of keeping in good order a set of ICMS books and related tax receipts. The remaining claim after this administrative decision is $197. The state has appealed to the higher chamber of the State Tax Administrative Court. In April 2025, the Company obtained a tax certificate indicating that the claim is under discussion and should not be recognized as a liability to the Company. For this reason, the Company has not made any provision.

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2025 and December 31, 2025 was $609 and $465, respectively. No loss is considered probable under this arrangement.

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
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements (“ASU 2025-12”), which includes technical corrections and clarifications to various Topics in the FASB Accounting Standards Codification. The amendments are intended to improve the clarity and consistency of existing guidance and are not expected to significantly change current accounting practice. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2025-12.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025-11”), which clarifies the application of interim reporting guidance and improves the organization’s required interim disclosures. The standard is effective for interim reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2025-11.

NOTE 24 - SUBSEQUENT EVENTS

2026 RMB Facilities

On February 5, 2026, the Company, together with MiX Telematics (together with the Company, the “RMB Borrowers”), I.D. Systems and Canadian SPV (collectively with the Company and I.D. Systems, the “RMB Guarantors” and, collectively with MiX Telematics, the “RMB Obligors”), each a wholly owned subsidiary of the Company, entered into a Facilities Agreement (the “New Facilities Agreement”) with RMB, pursuant to which RMB has agreed to provide the Company and MiX Telematics with revolving credit facilities in the aggregate principal amounts of $10 million (“New RMB Facility A”) and 180,000,000 South African rand (“New RMB Facility B” and, together with New RMB Facility A, the “New RMB Facilities”), respectively.

The proceeds of the New RMB Facilities may be used by the RMB Borrowers for general corporate purposes only.

The Company’s obligations under the New RMB Facilities are guaranteed, on a joint and several basis, by the RMB Guarantors. The New RMB Facilities are secured by second priority security interests over the entire share capital of I.D. Systems, Canadian SPV and MS2000. The Company is required to cause MS2000 to accede as an additional guarantor within 60 days after the closing date, subject to the terms of the New Facilities Agreement.

The New RMB Facilities will mature one year from closing. Loans made under the New RMB Facilities may be voluntarily prepaid, in whole or in part, without penalty or premium, at any time upon prior written notice. In addition, the New Facilities Agreement provides for certain customary mandatory prepayment requirements.

The Company is required to pay a non-refundable upfront fee in the amount of $0.1 million. In addition, the Company is required to pay a commitment fee on the undrawn portion of each New RMB Facility during the availability period, calculated at a rate equal to (i) 35% per annum of the applicable margin if utilization is less than 50% of the relevant New RMB Facility, (ii) 20% per annum of the applicable margin if utilization is equal to or greater than 50% of New RMB Facility A, and (iii) 26% per annum of the applicable margin if utilization is equal to or greater than 50% of New RMB Facility B.

Macrocomm Transaction

On February 1, 2026, MiX Telematics Africa Proprietary Limited, a wholly owned subsidiary of the Company (“MiX Africa”), entered into a Sale Agreement and a related Shareholders Agreement with Macrocomm Group Proprietary Limited (“Macrocomm”), pursuant to which MiX Africa has agreed to acquire all of the issued and outstanding share capital of RTS Solutions Africa Proprietary Limited, a wholly owned subsidiary of Macrocomm, in exchange for Macrocomm’s purchase of a number of ordinary shares of MiX Africa representing an 11.27% equity interest in MiX Africa (the “MiX Africa Sale”). The MiX Africa Sale is intended to satisfy Broad-Based Black Economic Empowerment requirements imposed by the South African Competition Commission as a condition to the MiX Combination. The transaction closed on February 4, 2026.

The Company has not yet determined the accounting purchase price allocation of the acquisition described above, which includes evaluating the fair value of the acquired assets and the valuation of consideration to be transferred.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for its expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to: the possibility that the anticipated cost savings, synergies and operational benefits from the MiX Combination and FC Acquisition may not be fully realized or may take longer than expected, and that the combined business may not perform as expected; global economic conditions as well as exposure to foreign exchange, political, trade and geographic risks, including tariffs and the conflict in the Middle East; disruptions or limitations in our supply chain, particularly with respect to key components; operational risks, including the successful implementation of internal business and information technology (“IT”) systems; technological changes or product developments that may be more complex, costly, or less effective than expected; cybersecurity risks and our ability to protect our IT systems from breaches; competitive pressures from a broad range of local, regional, national and other providers of wireless solutions; our ability to effectively navigate the international political, economic and geographic landscape; risks related to the protection and enforcement of our intellectual property rights; changes in applicable laws and regulations or changes in generally accepted accounting policies, rules and practices; and other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K.

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

Overview

Powerfleet is a global provider of Artificial Intelligence-of-Things solutions providing valuable business intelligence for managing high-value enterprise assets that improve operational efficiencies.

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

Critical Accounting Policies

For the three- and nine-month periods ended December 31, 2025, there were no significant changes to our critical accounting policies as identified in our Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025	2024	2025

Revenues:
Products	23.2%	19.7%	24.6%	19.0%
Services	76.8%	80.3%	75.4%	81.0%
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Cost of products	16.1%	13.5%	16.9%	13.3%
Cost of services	28.7%	31.3%	29.1%	31.5%
Total cost of revenues	44.8%	44.8%	46.0%	44.8%

Gross profit	55.2%	55.2%	54.0%	55.2%

Operating expenses:
Selling, general and administrative expenses	52.1%	45.6%	57.0%	48.5%
Research and development expenses	4.3%	4.0%	4.3%	4.1%
Total operating expenses	56.4%	49.6%	61.3%	52.6%

(Loss) profit from operations	(1.2)%	5.6%	(7.3)%	2.6%

Interest income	0.3%	0.1%	0.3%	0.2%
Interest expense, net	(7.5)%	(6.0)%	(5.7)%	(6.3)%
Other (expense) income, net	(1.9)%	—%	(0.4)%	(0.5)%

Net loss before income taxes	(10.2)%	(0.3)%	(13.0)%	(4.0)%

Income tax expense	(3.3)%	(2.6)%	(1.9)%	(1.4)%

Net loss before non-controlling interest	(13.5)%	(3.0)%	(14.9)%	(5.4)%
Non-controlling interest	—%	—%	—%	—%

Net loss	(13.5)%	(3.0)%	(14.9)%	(5.4)%

Preferred stock dividend	—%	—%	(0.0)%	—%

Net loss attributable to common stockholders	(13.5)%	(3.0)%	(14.9)%	(5.4)%

Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024

REVENUES. Revenues increased by $7.1 million, or 6.6%, to $113.5 million in the three months ended December 31, 2025, from $106.4 million in the same period in 2024.

Revenues from products decreased by $2.3 million, or 9.3%, to $22.4 million in the three months ended December 31, 2025, from $24.7 million in the same period in 2024. The decrease in product revenues was primarily due to the increased mix of bundled customer contracts across the Company for the three months ended December 31, 2025 that reduced standalone product revenues.

Revenues from services increased by $9.3 million, or 11.4%, to $91.1 million in the three months ended December 31, 2025, from $81.7 million in the same period in 2024. The increase in services revenue was driven by increased adoption of the Company’s AI-powered SaaS solutions and strong global demand across both direct and indirect channels, centered on differentiated safety and compliance solutions.

COST OF REVENUES. Cost of revenues increased by $3.2 million, or 6.6%, to $50.8 million in the three months ended December 31, 2025, from $47.6 million for the same period in 2024. Gross profit was $62.7 million in the three months ended December 31, 2025, compared to $58.8 million for the same period in 2024. As a percentage of revenues, gross profit was 55.2% in the three months ended December 31, 2025 consistent with 55.2% in the same period in 2024.

Cost of products decreased by $1.8 million, or 10.6%, to $15.3 million in the three months ended December 31, 2025, from $17.1 million in the same period in 2024, primarily due to increased mix of bundled customer contracts across the Company that reduced standalone product sales. Gross profit for products was $7.1 million in the three months ended December 31, 2025, compared to $7.6 million in the same period in 2024. As a percentage of product revenues, gross profit increased to 31.6% in the three months ended December 31, 2025 from 30.6% in the same period in 2024, reflecting the improved sales mix.

Cost of services increased by $5.0 million, or 16.3%, to $35.5 million in the three months ended December 31, 2025, from $30.5 million in the same period in 2024. Gross profit for services was $55.6 million in the three months ended December 31, 2025, compared to $51.2 million in the same period in 2024. As a percentage of services revenues, gross profit was 61.0% in the three months ended December 31, 2025, compared to 62.7% in the same period in 2024 due to an increase in in-vehicle device depreciation and amortization (including the amortization of acquisition intangibles for the MiX Telematics and Fleet Complete transactions).

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES. SG&A expenses decreased by $3.6 million, or (6.6)%, to $51.8 million in the three months ended December 31, 2025, compared to $55.4 million in the same period in 2024. SG&A expenses included $0.3 million in acquisition-related expenses, $1.3 million in integration-related expenses and $0.8 million in restructuring-related costs for the three months ended December 31, 2025, compared to $5.3 million in acquisition-related expenses, $0.5 million in integration-related expenses and $0.8 million in restructuring-related costs in the same period in 2024. As a percentage of revenues, SG&A expenses decreased to 45.6% in the three months ended December 31, 2025, compared to 52.1% for the same period in 2024. As a percentage of revenues, SG&A expenses, excluding $2.4 million in acquisition-related expenses, integration-related expenses and restructuring-related costs, decreased to 43.5% in the three months ended December 31, 2025, from 45.8% in the same period in 2024. The decrease is primarily due to cost savings from the synergies realized as a result of the MiX Combination and FC Acquisition.

RESEARCH AND DEVELOPMENT (“R&D”) EXPENSES. R&D expenses remained consistent at $4.6 million in the three months ended December 31, 2025 and $4.6 million in the same period in 2024. As a percentage of revenues, R&D expenses were 4.0% in the three months ended December 31, 2025, compared to 4.3% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $3.4 million, or $(0.03) per basic and diluted share, for the three months ended December 31, 2025, as compared to net loss of $14.3 million, or $(0.11) per basic and diluted share, for the same period in 2024. The net loss was primarily the result of $1.1 million foreign currency losses, $1.3 million in integration-related costs, and $0.8 million in restructuring-related costs.

Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024

REVENUES. Revenues increased by $70.4 million, or 27.2%, to $329.3 million in the nine months ended December 31, 2025, from $258.9 million in the same period in 2024.

Product revenues decreased by $1.3 million, or 2.0%, to $62.4 million for the nine months ended December 31, 2025, from $63.7 million in the prior-year period. The Fleet Complete acquisition added an incremental $3.0 million of product revenues for the nine months ended December 31, 2025. Excluding the acquisition contribution, the decline in product revenues reflects the continued transition toward bundled service offerings and the impact of higher tariffs in the United States.

Services revenue increased by $71.7 million, or 36.7%, to $266.9 million in the nine months ended December 31, 2025, compared to $195.2 million in the same period in 2024. The Fleet Complete acquisition added an incremental $53.6 million of service revenues for the nine months ended December 31, 2025. The increase in services revenues for the combined business was driven primarily by underlying organic growth initiatives, partially offset by proactive actions to de-emphasize certain non-core lines of business.

COST OF REVENUES. Cost of revenues increased by $28.4 million, or 23.9%, to $147.5 million in the nine months ended December 31, 2025, from $119.1 million for the same period in 2024. Gross profit was $181.8 million in the nine months ended December 31, 2025, compared to $139.8 million for the same period in 2024. As a percentage of revenues, gross profit increased to 55.2% in the nine months ended December 31, 2025, from 54.0% in the same period in 2024. This was primarily driven by high margin services revenue comprising 81.0% of total revenues in the nine months ended December 31, 2025, compared to 75.4% for the same period in 2024.

Cost of products increased by $0.1 million, or 0.1%, to $43.9 million in the nine months ended December 31, 2025, from $43.8 million in the same period in 2024. Gross profit for products was $18.6 million in the nine months ended December 31, 2025, compared to $19.9 million in the same period in 2024. As a percentage of product revenues, gross profit decreased to 29.7% in the nine months ended December 31, 2025, from 31.2% in the same period in 2024. Gross profit as a percentage of product revenues was negatively impacted by tariffs in the United States, which increased underlying costs.

Cost of services increased by $28.4 million, or 37.7%, to $103.7 million in the nine months ended December 31, 2025, from $75.3 million in the same period in 2024. The Fleet Complete acquisition added an incremental $14.8 million of cost of services for the nine months ended December 31, 2025. The amortization of acquisition intangibles for the MiX Telematics and Fleet Complete transactions contributed an incremental $7.8 million in the aggregate to cost of services for the nine months ended December 31, 2025. Gross profit for services was $163.2 million in the nine months ended December 31, 2025, compared to $119.9 million in the same period in 2024. As a percentage of services revenues, gross profit remained relatively consistent at 61.2% in the nine months ended December 31, 2025, compared to 61.4% in the same period in 2024.

SG&A EXPENSES. SG&A expenses increased by $12.1 million, or 8.2%, to $159.6 million in the nine months ended December 31, 2025, compared to $147.5 million in the same period in 2024. The increase was driven primarily by the acquisition of Fleet Complete, which added an incremental $29.4 million of SG&A expenses for the nine months ended December 31, 2025, as well as higher investments in go-to-market initiatives. These increases were partially offset by a $19.4 million decrease in acquisition-related expenses for the nine-month period ended December 31, 2025. As a percentage of revenues, SG&A expenses decreased to 48.5% for the nine months ended December 31, 2025, compared to 57.0% in the same period in 2024, reflecting improved operating leverage following the Fleet Complete acquisition.

R&D EXPENSES. R&D expenses increased by $2.5 million, or 22.1%, to $13.6 million in the nine months ended December 31, 2025, compared to $11.2 million in the same period in 2024. The Fleet Complete acquisition added an incremental $2.5 million of R&D expenses for the nine months ended December 31, 2025. As a percentage of revenues, R&D expenses were 4.1% in the nine months ended December 31, 2025, compared to 4.3% in the same period in 2024.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $17.9 million, or $(0.13) per basic and diluted share, for the nine months ended December 31, 2025, as compared to net loss of $38.6 million, or $(0.33) per basic and diluted share, for the same period in 2024. The $20.7 million decrease in net loss was driven primarily by a $19.4 million decrease in acquisition-related expenses.

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
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend, interest expense (net), other income (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency losses, restructuring-related expenses, derivative mark-to market adjustment, acquisition-related expenses and integration-related expenses. Upon further review of our non-GAAP financial reporting, we refined our definition of adjusted EBITDA by removing recognition of pre-October 1, 2024 contract assets (Fleet Complete). Comparative information has been adjusted to conform with the updated presentation.
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

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2025 (1)	2024	2025 (1)
	(In thousands)
Net loss attributable to common stockholders	$(14,349)	$(3,364)	$(38,573)	$(17,886)
Non-controlling interest	(1)	—	17	—
Preferred stock dividend	—	—	25	—
Interest expense, net	7,583	6,733	13,844	20,038
Other income, net	—	(146)	—	(175)
Income tax expense	3,513	2,991	4,821	4,624
Depreciation and amortization	13,643	15,867	33,042	47,691
Stock-based compensation	1,138	1,491	8,438	5,938
Foreign currency losses	543	1,059	1,288	3,782
Restructuring-related expenses	841	763	3,108	4,342
Derivative mark-to-market adjustment	1,722	(1,268)	(475)	(2,054)
Acquisition-related expenses	5,301	289	20,872	1,476
Integration-related expenses	520	1,276	2,259	2,829
Adjusted EBITDA	$20,454	$25,691	$48,666	$70,605

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

For the three and nine months ended December 31, 2024 and 2025, we reported adjusted EBITDA of $20.5 million and $48.7 million, and $25.7 million and $70.6 million, respectively. During the same periods, we also invoiced recoveries of $2.0 million and $2.0 million, and $1.2 million and $4.0 million, respectively, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

Powerfleet Israel drew $30 million in March 2024, using a portion to repay approximately $11.2 million under the prior term loans under the Prior Credit Agreement and distributing the remainder to us. In December 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, increasing the principal amount available under Hapoalim Facility D from $10 million to $20 million, available through December 31, 2025, which was subsequently extended to June 30, 2026. As of December 31, 2025, Powerfleet Israel had utilized approximately $18.8 million under the Hapoalim Revolving Facilities.

Borrowings are secured by first ranking and exclusive fixed and floating charges, including over the entire share capital of Pointer and over the assets of Pointer and excluding the Borrowers’ holdings in specified foreign subsidiaries. Interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum and Hapoalim’s prime rate + 2.3% (Hapoalim’s prime rate was 6% at December 31, 2025), respectively. The Hapoalim Term Facilities will mature on March 18, 2029, with Hapoalim Facility A amortizing quarterly and Hapoalim Facility B due at maturity.

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

RMB Debt

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provided us with the RMB Facilities totaling $85 million, composed of RMB Facility A and RMB Facility B, each having a principal amount of $42.5 million. We drew $85 million in March 2024, which primarily funded our Series A Preferred Stock redemption. On October 31, 2025, we and RMB agreed to amend and restate the Facilities Agreement. Pursuant to the Amended and Restated Facilities Agreement, interest is payable quarterly, at a fixed annual rate of 8.699% until March 31, 2027 and, thereafter, 4.85% per annum plus the applicable term SOFR reference rate, with respect to RMB Facility A, and a fixed annual rate of 8.979%, with respect to RMB Facility B, with principal repayments for RMB Facility A and RMB Facility B due March 31, 2028 and March 31, 2029, respectively.

MiX Telematics also maintains the RMB General Facility, repayable on demand, with a 365-day term and an interest rate linked to the South African prime rate minus 0.75% per annum. Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date (as defined therein) or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. As of December 31, 2025, $21.4 million of the RMB General Facility was utilized.

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

On February 5, 2026, we entered into the New Facilities Agreement with RMB, pursuant to which RMB agreed to provide us and MiX Telematics with the New RMB Facilities, composed of New RMB Facility A in the aggregate principal amount of $10 million and New RMB Facility B in the aggregate principal amount of 180,000,000. New RMB Facility A bears interest at 2.50% per annum (provided no event of default is continuing), plus the three-month SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the three-month Treasury bill rate). New RMB Facility B bears interest at 1.95% per annum (provided no event of default is continuing), plus the South African rand overnight index average. Interest is payable quarterly in arrears. The New RMB Facilities will mature one year from closing.

Liquidity Position

As of December 31, 2025, we had cash and cash equivalents (including restricted cash) of $35.9 million and working capital of $15.1 million, compared to cash and cash equivalents (including restricted cash) of $48.8 million and working capital of $18.1 million as of March 31, 2025. As of December 31, 2025, Pointer had utilized $18.8 million under the Hapoalim Revolving Facilities. The available undrawn facility balance at December 31, 2025 was $11.2 million. As of December 31, 2025, $21.4 million of the RMB General Facility was utilized.

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

Operating Activities

During the nine months ended December 31, 2025, net cash provided by operating activities was $20.5 million, compared to net cash used in operating activities of $16.9 million for the same period in 2024. The net cash provided by operating activities for the nine months ended December 31, 2025 primarily included $47.7 million for depreciation and amortization expense, $6.5 million for bad debts expense, $5.9 million of non-cash charges for stock-based compensation, $1.8 million for inventory reserve adjustments, $2.9 million for ROU asset amortization and $0.5 million for other non-cash items, partially offset by $3.7 million for deferred income taxes and $2.1 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:
•an increase in accounts receivables of $15.7 million;
•an increase in deferred costs of $6.6 million;
•an increase in inventory, net of reserve of $5.2 million;
•a decrease in prepaid expenses and other assets of $1.1 million;
•a decrease in lease liabilities of $2.9 million; and
•a decrease in accrued severance payable of $1.3 million; partially offset by
•an increase in accounts payable of $11.0 million; and
•an increase in deferred revenue of $0.6 million.

Cash flows from operating activities for the three and nine months ended December 31, 2025 include approximately $1.2 million and $4.0 million, respectively ($2.0 million and $2.0 million for the three and nine months ended December 31, 2024, respectively), which represent recoveries, through customer billings, of the contract asset recognized at acquisition for hardware delivered by Fleet Complete prior to October 1, 2024. Under ASC 606, such hardware was identified as a separate performance obligation satisfied at the point of delivery, resulting in the recognition of a contract asset at the acquisition date for hardware delivered prior to the acquisition. This contract asset is being recovered post-acquisition through customer billings.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2025 was $31.9 million, compared to net cash used in investing activities of $160.5 million for the same period in 2024. The net cash used by investing activities was primarily due to $17.7 million for the purchase of fixed assets and $14.1 million for capitalized software development costs. The net cash used in investing activities of $160.5 million in the same period in 2024 was primarily due to $137.1 million in net cash assumed from the MiX Combination and FC Acquisition, $16.6 million for the purchase of fixed assets and $7.3 million for capitalized software development costs.

Financing Activities

During the nine months ended December 31, 2025, net cash used in financing activities was $2.0 million, compared to $107.6 million net cash provided by financing activities for the same period in 2024. The cash used in financing activities was primarily due to the repayment of long-term debt of $4.1 million, partially offset by the cash proceeds from the increase in short-term bank debt of $2.1 million. The net cash provided by financing activities during the nine months ended December 31, 2024 was primarily due to proceeds from long-term debt of $125.0 million, less $1.4 million of related debt costs, $66.5 million of net proceeds from our private placement in connection with the FC Acquisition, $11.9 million of proceeds from short-term bank debt, and $0.9 million of proceeds from the exercise of stock options, partially offset by the repayment of $90.3 million of Series A Preferred Stock following the MiX Combination, the purchase of $2.8 million of treasury stock upon vesting of restricted stock, and the repayment of $2.1 million of long-term debt.

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

Currency fluctuations, especially with respect to the South African rand, Mexican peso, Brazilian real, Israeli new shekel, and Canadian dollar, may materially impact our income and expenses due to the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, the majority of subscription agreements and operating expenses of our subsidiary, MiX Telematics, are denominated in foreign currencies and therefore subject to such fluctuations.

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

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at both variable and fixed rates. Please refer to Note 12 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which sets out the terms of each of these loans. In South Africa, the South African Reserve Bank’s Monetary Policy Committee has gradually lowered interest rates since 2024, most recently reducing them to 6.75% as of November 20, 2025, a level that was maintained in January 2026. In Israel, the Bank of Israel reduced interest rates to 4.0% in January 2026 following a period of unchanged rates throughout 2025. Our U.S. dollar-denominated borrowings are based on the Standard Overnight Financing Rate (“SOFR”) for which the 90-day average rate was 4.01% as of December 31, 2025, compared to 4.69% as of December 31, 2024, representing a decrease of 0.68% in the rate period over period.

Excluding the impact of changes to the margin on our borrowings and value of borrowings outstanding, we expect our cost of borrowing to decline moderately in the foreseeable future; however, we would expect a higher cost of borrowing if interest rates were to increase in the future. We periodically evaluate the cost and effectiveness of interest rate hedging strategies to manage this risk. We generally maintain surplus cash in cash equivalents.

The table below illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of December 31, 2025. The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

Facility	Annual estimated interest charge	Hypothetical Change in rates- Increase	Hypothetical Change in rates- (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,793	1%	(1%)	$488	$(488)
RMB Facilities- Variable	$13,295	1%	(1%)	$1,464	$(1,464)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

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

As of December 31, 2025, trade receivables totaled $92.2 million, net of an allowance for credit losses of $9.7 million. Refer to Note 5 of the unaudited condensed consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

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

As disclosed in “Item 9A. Controls and Procedures” in Part II of our Form 10-K, management previously identified material weaknesses in our internal control over financial reporting. Specifically:

•At I.D. Systems, the configuration of an automated control within the Enterprise Resource Planning (“ERP”) system created a segregation of duties issue related to the processing of journal entries and the review of balance sheet reconciliations; and
•At Pointer Mexico, the control deficiency related to the lack of workflow approval and sufficient documentation supporting the review of journal entries.

In addition, we completed the FC Acquisition on October 1, 2024. During the quarter ended December 31, 2025, Fleet Complete’s controls were included, for the first time, in management’s evaluation of the Company’s disclosure controls and procedures. Management has completed an evaluation of the design of Fleet Complete’s controls, and testing of operating effectiveness is ongoing. As previously disclosed in our Form 10-K we identified a material weakness in controls over the financial close and reporting process. Specifically, there were insufficient effective controls in place to ensure the completeness and accuracy of Fleet Complete’s financial reporting information that is consolidated into Powerfleet’s financial statements. Remediation efforts remain in progress. These remediation efforts include both system-enabled controls implemented through our standardized ERP platform and non-system-based controls, each designed to address the specific risks underlying the identified material weaknesses.

As of December 31, 2025, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Due to the material weaknesses in internal control over financial reporting described above and previously disclosed in our Form 10-K, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Notwithstanding the existence of these material weaknesses, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 present, in all material aspects, our financial condition as reported, in conformity with U.S. GAAP.

Remediation

As described in “Item 9A. Controls and Procedures” in Part II of our Form 10-K, we started the implementation of the remediation plan to address the material weaknesses mentioned above. The remediation activities are designed to address specific control deficiencies giving rise to the material weaknesses, including deficiencies related to segregation of duties, journal entry approval, documentation of review and financial close and reporting processes.

Certain remediation activities described below relate specifically to the integration of Fleet Complete’s operations into our internal control over financial reporting framework. These activities are intended to remediate control deficiencies identified as a result of Fleet Complete’s inclusion in management’s assessment of internal control over financial reporting and are not indicative of the broad remediation of internal controls across all Company processes.

Management has completed, or is in the process of completing, the following remediation activities:

•As of April 1, 2025, redesigned and implemented automated controls within the ERP system used by I.D. Systems to prevent users from editing journal entries they did not create and to require a senior independent authorized individual to approve and post such journal entries.
•During November 2025, implemented phase 1 of the standardized ERP platform designated for use across the Company for certain of its operations that were within the scope of the remediation plan. The ERP implementation includes system-enforced workflow approvals for manual journal entries. These controls were implemented for Fleet Complete, I.D. Systems and certain other operations to address deficiencies identified upon integration or previously identified deficiencies that were remediated through the same control design.
•Implemented controls that require documentation of independent reviews of manual journal entries at Pointer Mexico to address the lack of sufficient review evidence identified in the material weakness.
•Designed and implemented general information technology controls within the standardized ERP system related to user access and program change management over IT systems to support the reliability of system-based financial reporting controls at Fleet Complete.
•Designing and implementing internal control over financial reporting for processes specific to Fleet Complete, including controls over the financial close and reporting process to address previously identified deficiencies related to completeness and accuracy of financial information consolidated into the Company’s financial statements.

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

Other than the first-time inclusion of Fleet Complete’s controls in our internal control over financial reporting and the implementation of our standardized ERP system within certain operations, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The integration of Fleet Complete’s internal controls into our internal control framework during the quarter represents continued progress in previously disclosed integration activities. These activities are intended to address specific control deficiencies underlying previously disclosed material weaknesses, rather than to broadly mitigate unrelated risks.

As part of these ongoing activities, we are continuing the phased implementation of a single ERP and subscription billing system across our operations. We continue to evaluate and refine related processes and controls, including the assessment of the design adequacy and operating effectiveness of internal control over financial reporting, as implementation activities progress.

Other than the matters described above, including the remediation activities previously disclosed, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Form 10-K. As of December 31, 2025, there have been no material changes to the risk factors previously disclosed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

As disclosed in Note 24 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, on February 5, 2026, we, together with MiX Telematics, I.D. Systems and Canadian SPV, each a wholly owned subsidiary of our company, entered into the New Facilities Agreement with RMB, pursuant to which RMB has agreed to provide us and MiX Telematics with the New RMB Facilities, composed of New RMB Facility A in the aggregate principal amount of $10 million and New RMB Facility B in the aggregate principal amount of 180,000,000.

The proceeds of the New RMB Facilities may be used by the RMB Borrowers for general corporate purposes only.

Our obligations under the New RMB Facilities are guaranteed, on a joint and several basis, by the RMB Guarantors. The New RMB Facilities are secured by second priority security interests over the entire share capital of I.D. Systems, Canadian SPV and MS2000. We are required to cause MS2000 to accede as an additional guarantor within 60 days after the closing date, subject to the terms of the New Facilities Agreement.

The New RMB Facilities will mature one year from closing. Loans made under the New RMB Facilities may be voluntarily prepaid, in whole or in part, without penalty or premium, at any time upon prior written notice. In addition, the New Facilities Agreement provides for certain customary mandatory prepayment requirements.

We are required to pay a non-refundable upfront fee in the amount of $0.1 million. In addition, we are required to pay a commitment fee on the undrawn portion of each New RMB Facility during the availability period, calculated at a rate equal to (i) 35% per annum of the applicable margin if utilization is less than 50% of the relevant New RMB Facility, (ii) 20% per annum of the applicable margin if utilization is equal to or greater than 50% of New RMB Facility A, and (iii) 26% per annum of the applicable margin if utilization is equal to or greater than 50% of New RMB Facility B.

New RMB Facility A bears interest at 2.50% per annum (provided no event of default is continuing), plus the three-month SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the three-month Treasury bill rate). New RMB Facility B bears interest at 1.95% per annum (provided no event of default is continuing), plus the South African rand overnight index average. Interest is payable quarterly in arrears.

The New Facilities Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to (a) the ratio of our consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 3.00 at March 31, 2026, and (ii) 2.75 at each measurement date thereafter from and including June 30, 2026, and (b) the ratio of our consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from and including March 31, 2026 to, but excluding, September 29, 2026 and (ii) 3.50 thereafter. The New Facilities Agreement also includes an equity cure right, subject to customary timing, frequency and use limitations.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
10.1
First Amendment and Restatement Agreement, dated October 31, 2025, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH, Main Street 2000 Proprietary Limited, Powerfleet Canada Holdings Inc. and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on November 6, 2025).†

10.2
Facilities Agreement, dated February 5, 2026, by and among Powerfleet, Inc., MiX Telematics Proprietary Limited, I.D. Systems, Inc., Powerfleet Canada Holdings Inc. and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (filed herewith).†

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2024 and 2025; (iv) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the periods April 1, 2024 through December 31, 2024 and April 1, 2025 through December 31, 2025 (v) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
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

POWERFLEET, INC.

Date: February 9, 2026	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2026	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)