Form 10-K
period 2026-03-31
Powerfleet, Inc.
filed 2026-06-15
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-K
—————————
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $660.5 million.

The number of shares of the registrant’s common stock outstanding as of June 12, 2026 was 134,180,878.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders	Part III

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited to:

•we may not fully realize the anticipated benefits of our acquisitions and ongoing business transformation initiatives, and these integration and business transformation initiatives may adversely affect our business, financial condition and results of operations;
•significant losses, accumulated deficits and an inability to achieve or sustain profitability may adversely affect our financial condition and the market price of our common stock;
•future global economic, political and business conditions, including inflation, interest rate increases, foreign exchange instability, geopolitical conflicts, sanctions, export controls and the potential imposition of tariffs;
•the commercial, financial, reputational and regulatory risks to our business associated with operating across multiple geographies, including exposure to foreign exchange fluctuations and economic instability in certain emerging markets;
•disruptions in our global supply chain, performance issues or failures by subcontractors, and reliance on a limited number of suppliers for critical components and services;
•the loss of any of our key customers, reductions in customer demand or purchasing levels, and reliance on third-party channel partner relationships, including telecommunication companies and regional distributors;
•changes in technology, products and customer expectations, which may be more rapid, costly or difficult to address, or less effective, than anticipated;
•risks associated with the deployment and use of artificial intelligence and machine learning technologies, including operational, legal, regulatory and reputational risks arising from their development, use or outputs;
•potential breaches, disruptions or failures of our information technology systems, including risks that could impair operations, customer access to services, or vendor and customer relationships;
•our inability to adequately protect our intellectual property rights or defend against third-party intellectual property claims;
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

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS®, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET IQ®, POWERFLEET YARD®, FREIGHTCAM®, POWERFLEET Logo®, CAMERA Design®, UNITY™, POWERFLEET UNITY™, POWER AI™, MIX TELEMATICS®, MIX TELEMATICS Logo®, MATRIX VEHICLE TRACKING Logo™, DATATRAK®, TRACKING. SIMPLY SORTED™, Beame Logo™, MIX-DRIVE™, FM-WEB™, MATRIX RIGHT BY YOUR SIDE Logo™, MIX VISION™, MIX SAFEDRIVE™, FM COMMUNICATOR™, MIX ROVI™, OUR CUSTOMERS ARE PEOPLE, NOT VEHICLES™, TRIPMASTER®, LIFE TAKES YOU PLACES™, MATRIX BRINGS YOU HOME™, MIX INTUITION™, RECOVERY. SIMPLY SORTED™, GEOLOC ADVANCED ALERT™, MIX NOW®, MIX RECOVERY PROTECT™, MIX FLEET MANAGER®, FLEET COMPLETE®, FLEET COMPLETE & Design®, HELPING FLEETS THRIVE®, CONNVEX®, CONNVEX EDGE®, CONNVEX INSIGHTS®, CONNVEX LIVE®, FIELDWORKER BY FLEET COMPLETE®, WATCHDOG®, COURIER COMPLETE®, BIGROAD®, BIGROAD Logo®, and BIGROAD A FLEET COMPLETE COMPANY Logo®.

Item 1. Business

Overview

We are a global provider of Artificial Intelligence-of-Things (“AIoT”) solutions providing valuable connected business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our Unity data highway and AIoT ecosystem is the centerpiece of our strategy. Unity has the capability to ingest data from multiple data sources, harmonizing and transforming the dataset, and delivering simply understood actionable insights through a unified Software-as-a-Service (“SaaS”) platform and deep integrations with customer business systems.

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

Within the Unity ecosystem, our Powerfleet for Warehouse, Yard and Site AIoT solutions are designed to provide on-premise or in-facility asset safety, compliance and operator management, monitoring, and visibility for warehouse and factory trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency technology, as well as artificial intelligence (“AI”) video solutions for pedestrian proximity detection and incident prevention.

Additionally, within the Unity ecosystem, our Powerfleet for On-Road AIoT and AI video solutions are designed to provide bumper-to-bumper AIoT asset management, monitoring, and visibility for over-the-road based assets such as heavy trucks, dry-van trailers, refrigerated trailers and shipping containers and their associated cargo. These AIoT solutions provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. Our On-Road AIoT solutions extend to all mobile assets, whether it is a rental car, a private fleet, or automotive original equipment manufacturer (“OEM”) partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs, enhance safety and sustainability, deliver compliance, and improve customer service.

Our patented technologies are proven solutions for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, MiX by Powerfleet and Fleet Complete.

We have an established history of Internet-of-Things (“IoT”) device development, AI and data science expertise, and innovation creating devices that can withstand harsh and rugged environments. With 35 patents and patent applications and over 30 years’ experience, we believe we are well-positioned to evolve our offerings for even greater value to customers through our cloud-based applications for unified operations.

We deliver advanced data solutions that connect mobile assets to increase visibility, operational efficiency and profitability. Across our spectrum of vertical markets, we differentiate ourselves through our end-to-end Unity solutions that collect data from unique sensors. Because we are data source and OEM agnostic, we help organizations view and manage their mixed assets homogeneously. All of our solutions are paired with SaaS and analytics tools to provide an even deeper level of insights and understanding of how assets are utilized and how drivers and operators operate those assets. These insights include a full set of key performance indicators to drive operational and strategic decisions. Our customers typically get a return on their investment in less than 12 months from deployment.

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

Improve Safety: Our applications are designed to provide asset and operator management, monitoring, and visibility for safer environments and include AI-based video safety and predictive analytics capabilities across multiple operating environments. Our solutions allow our customers to monitor their fleet of vehicles on various parameters, including but not limited to, vehicle location, speed, engine fault codes, driver behavior, eco-driving, and ancillary sensors and can receive reports and alerts, either automatically or upon request wirelessly via the internet, email, mobile phone or an SMS. In addition, our dash camera provides critical video capture that can be used to help exonerate drivers when in accidents or help bolster training and coaching programs of employees. We also offer preventative solutions such as safety warning products to alert vehicle operators of objects or pedestrians in their pathway to prevent accidents, injuries, and damage. Our analytics platform features dashboards with KPIs and can help managers identify patterns, trends and outliers that can be used as flags for interventions.

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

Our analytics platforms provide our customers with a holistic view of their asset activity across their enterprise. Our distinct advantage in AI is our trove of operational data, which we use to build and improve our AI models. Unity seamlessly ingests data from various sources, including IoT devices, sensors, OEM systems and third party platforms. By using this data set to train, test and fine-tune our AI models, we are able to provide AI driven data harmonization that delivers a single source of truth for operational intelligence. We maintain a close, collaborative relationship between our AI, firmware, and software development teams to ensure our advanced AI data highway runs efficiently.

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

Maintenance Services: We provide a warranty on the hardware components of our system. During the warranty period, we either replace or repair defective hardware. We also offer ongoing maintenance and support on a time and materials basis.

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

Growth Strategy

Our objective is to become a leading global provider of AIoT SaaS solutions for high-value enterprise and mid-market assets to drive optimized operations and create safer environments. In 2023, we consolidated and augmented many of our existing capabilities on a single customer software platform branded as “Unity”. We have designed our Unity platform to enable rapid and deep integration with AIoT devices and third-party business systems to a highly scalable data pipeline that powers AI-driven insights to help companies save lives, time, and money. Unity remains an increasingly important initiative to meet our objective of becoming a leading global provider of AIoT SaaS solutions for high-value enterprise and mid-market assets to drive optimized operations and create safer environments.

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
•differentiating our business through end-to-end solutions spanning the entire customer asset base from warehouse to yard to road;
•strengthening our position in the connected warehouse market, where most on-road competitors do not operate;
•positioning ourselves as an innovative thought leader;
•maintaining a world class sales and marketing team;
•identifying, seizing, and managing revenue opportunities;
•expanding our customer base, achieving wider market penetration and educating customers with mixed assets in their organization about our other applications;
•implementing improved marketing, sales and support strategies;
•shortening our initial sales cycles by helping our customers through identifying and quantifying benefits expected from our solutions;
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

We also plan to expand into new applications and markets by:

•pursuing opportunities to integrate our system with computer hardware and software vendors, including:
◦OEMs;
◦transportation management systems;
◦warehouse management systems;
◦labor and timecard systems;
◦enterprise resource planning (“ERP”); and
◦yard management systems.
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

We strive to establish long-term relationships with our customers in order to maximize opportunities for new application development and increased sales. Some of our global customers that benefit from our combined solutions to power their specific AIoT and machine-to-machine mobility needs include Holcim, Ford, Avis, Walmart, Toyota, and XPO Logistics. No individual customer generates revenue equal to or greater than 10% of our consolidated total revenue.

Competition

Our primary competitive advantages are the breadth and integration of our platform. While most competitors operate exclusively in on-road fleet management, our Unity platform spans the connected warehouse, yard and road, enabling us to serve customers across their entire asset base through a single solution. This end-to-end capability, combined with our AI-driven analytics, independent recognition as an innovator in the industry and a demonstrated track record of delivering measurable customer outcomes, positions us to compete effectively as enterprise customers increasingly consolidate vendors and seek platform-based solutions over point solutions.

We compete in a highly competitive and fragmented market for connected operations, AI-driven software and analytics, video safety, fleet intelligence and asset tracking solutions, serving customers across over-the-road transportation and on-site operations. Our competitors include global and regional providers of connected operations, fleet management, video safety and asset tracking, including, among others, Geotab, Samsara, Karooooo, Motive, Verizon Connect, Trimble and ORBCOMM.

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

Intellectual Property

Patents

We attempt to protect our technology and products through a variety of intellectual property protections, including the pursuit of patent protection in the United States and certain foreign jurisdictions. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts. Where strategically appropriate, we intend to pursue suspected violators of our patents and, when feasible, license or otherwise monetize from our intellectual property.

We have built a portfolio of patents and patent applications relating to various aspects of our technology and products, including our wireless asset management systems, connected car products, and vehicle management systems. As of May 26, 2026, our patent portfolio includes 27 U.S. patents, 2 pending U.S. patent applications, 3 pending foreign patent applications, and 3 foreign patents. Assuming the timely payment of all maintenance and annuity fees, the U.S. patents have expiration dates falling between 2026 and 2040. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for I.D. SYSTEMS® and Design, the I.D. SYSTEMS Logo®, VEHICLE ASSET COMMUNICATOR®, POWERFLEET®, POWERFLEET IQ®, POWERFLEET YARD®, FREIGHTCAM®, POWERFLEET and DESIGN®, CAMERA Design®, UNITY™, POWERFLEET UNITY™, POWER AI™, MIX TELEMATICS®, MIX TELEMATICS Logo®, MATRIX VEHICLE TRACKING Logo™, DATATRAK®, TRACKING. SIMPLY SORTED™, Beame Logo™, MIX-DRIVE™, FM-WEB™, MATRIX RIGHT BY YOUR SIDE Logo™, MIX VISION™, MIX SAFEDRIVE™, FM COMMUNICATOR™, MIX ROVI™, OUR CUSTOMERS ARE PEOPLE, NOT VEHICLES™, TRIPMASTER®, LIFE TAKES YOU PLACES™, MATRIX BRINGS YOU HOME™, MIX INTUITION™, RECOVERY. SIMPLY SORTED™, GEOLOC ADVANCED ALERT™, MIX NOW®, MIX RECOVERY PROTECT™, MIX FLEET MANAGER®, FLEET COMPLETE®, FLEET COMPLETE & Design®, HELPING FLEETS THRIVE®, CONNVEX®, CONNVEX EDGE®, CONNVEX INSIGHTS®, CONNVEX LIVE®, FIELDWORKER BY FLEET COMPLETE®, WATCHDOG®, COURIER COMPLETE®, BIGROAD®, BIGROAD Logo®, and BIGROAD A FLEET COMPLETE COMPANY Logo®.

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

Government Regulations

We are subject to extensive and evolving regulation in the United States and internationally. These laws and regulations affect the design, manufacture, marketing, sale and operation of our AIoT solutions. Compliance requirements can change over time and may require us to modify products or services, obtain additional approvals, or incur increased costs to continue operating in certain jurisdictions.

Radio Frequency and Wireless Communications

In the United States, products that intentionally transmit radio frequency signals are regulated primarily by the Federal Communications Commission (“FCC”).

Our products intentionally transmit radio signals, including narrow band and spread spectrum signals, as part of their normal operation and, therefore, are subject to the FCC’s equipment authorization rules and require certifications prior to marketing. We have obtained certification from the FCC for our products that require certification. Users of these products in the United States generally do not require any license from the FCC to use or operate our products. We also comply, as applicable, with rules governing radio frequency exposure and labeling.

In the European Union (“EU”), our wireless products are subject to the Radio Equipment Directive (2014/53/EU) and applicable European Norm standards. We affix the CE marking and maintain technical documentation and conformity assessments as required. To market and sell our integrated wireless solutions in the EU, we utilize unlicensed radio spectra and have obtained the required European Norm certifications.

Environmental, Health and Safety; Product Substances

Our operations and products are subject to environmental, health and safety requirements in the jurisdictions where we operate, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and waste and the cleanup of contaminated sites. In the United States, these include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and regulations enforced by the Occupational Safety and Health Administration. Our products are also subject to product-substance and end-of-life rules, including the EU Restriction of Hazardous Substances Directive and the Waste Electrical and Electronic Equipment Directive, as implemented by EU Member States, and analogous requirements in other jurisdictions. We maintain policies and procedures intended to ensure the proper handling, storage, and disposal of hazardous substances and the environmentally responsible management of end-of-life products and batteries.

Data Privacy and Cybersecurity

We collect, process and store data generated by connected devices, vehicles and enterprise assets, including personal data. Our data practices are subject to comprehensive privacy and cybersecurity laws. In the EU and the United Kingdom, we are subject to the General Data Protection Regulation and the UK GDPR, including requirements relating to lawfulness, transparency, data minimization, security and cross-border transfers. In the United States, we are subject to state privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and similar laws adopted in other states. We also comply with privacy and security frameworks in other jurisdictions where we operate, such as Canada’s Personal Information Protection and Electronic Documents Act, Brazil’s Lei Geral de Proteção de Dados, and South Africa’s Protection of Personal Information Act. We maintain policies, procedures and technical safeguards designed to protect data and support compliance, including mechanisms for cross-border transfers where required.

Artificial Intelligence and Emerging Technology

We develop and deploy AI-enabled analytics and automation within our AIoT platform. Our AI activities are subject to evolving global requirements and guidance, including:

•The EU Artificial Intelligence Act, which establishes a risk-based regulatory framework for AI systems in the EU, with phased application dates and obligations for providers and deployers, including risk management, data governance, transparency, human oversight and post-market monitoring.
•U.S. federal and state initiatives addressing AI safety, transparency and accountability.
•Industry and international standards and frameworks, such as the National Institute of Standards and Technology AI Risk Management Framework and the OECD AI Principles.

We are instituting internal processes intended to support responsible AI development and use, including model risk assessment, data governance and human-in-the-loop review for certain use cases. We continue to monitor legislative and standards activity and may be required to implement additional controls, documentation or conformity assessments as rules take effect.

The adoption of unfavorable regulations, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected markets to become impractical or otherwise adversely affect our ability to produce or market our products.

International Licenses, Registrations and Local Requirements

We operate through subsidiaries in multiple jurisdictions and maintain licenses, approvals, registrations, and product listings required for our operations and offerings. For example:

•In Israel, our subsidiary Pointer Telocation Ltd. (“Pointer”) holds an operational license, which is renewed on a regular basis, from the Ministry of Communications to operate our wireless messaging system over 2 MHz in the 966 to 968 MHz radio spectrum band. Pointer also obtains licenses from the Israeli Ministry of Communications in order to manufacture, import, market and sell its products in Israel. Use of certain radio frequency products in Israel is subject to regulatory approvals.
•In Argentina and Mexico, our subsidiaries obtain domestic licenses and registrations for the deployment of our security and telematics services, including registration with the Federal Department of Security in Mexico.
•In South Africa, certain of our subsidiaries, including Pointer SA Pty Ltd (“Pointer South Africa”) and MiX Telematics Africa Pty Ltd (“MiX Telematics Africa”), are registered as security service providers under the Private Security Industry Regulation Act, 2001. Our products are also listed with the Independent Communications Authority of South Africa.

As a result of the MiX Combination and FC Acquisition, we have expanded our operations in jurisdictions such as South Africa, Canada, and certain European and Latin American countries. In these regions, we are subject to additional regulatory requirements, including those relating to the use of radio frequency equipment, environmental compliance, and industry-specific licensing. We maintain policies and procedures designed to comply and monitor regulatory developments in each jurisdiction.

Regulatory Developments and Risks

New or more stringent laws, regulations or standards, or new interpretations of existing requirements, could require us to modify products or services, obtain additional approvals or implement new processes and controls, and could increase compliance costs or restrict our ability to market or sell certain offerings. Although we have generally been successful in obtaining required approvals and certifications, we cannot guarantee that approvals already obtained will remain sufficient or that we will be able to obtain or maintain all necessary approvals in the future. Noncompliance or perceived noncompliance could result in enforcement actions, fines, product withdrawals, delays in product introductions, contractual penalties, or reputational harm.

Human Capital Resources

As of March 31, 2026, we had 2,658 total employees globally, 100% of whom are full-time employees.

Our “People-Powered” workforce strategy is built around three pillars: One Powerfleet, enhancing the employee experience, and talent management. These pillars are intended to support a unified global culture, strengthen employee engagement, and help us attract, develop, and retain the talent necessary to execute our business strategy.

One Powerfleet focuses on fostering a unified global culture and aligning employees across functions, geographies, and business units around common goals, values, and ways of working. Anchored by our core values of people, inclusion, growth, teamwork, integrity, and accountability, we seek to promote collaboration, ethical conduct, accountability, and operational alignment across the organization. We have also invested in unified global human resource systems and enterprise-wide processes to enhance visibility, consistency, and scalability as our business continues to evolve.

Enhancing the employee experience focuses on creating an inclusive, engaging, and collaborative work environment where employees can contribute, grow, and succeed. We seek to support employee engagement through communication, leadership visibility, continuous learning opportunities, and initiatives that encourage innovation, inclusion, and collaboration across the regions in which we operate.

Talent management focuses on attracting, developing, and retaining employees with the skills and capabilities needed to meet current and future business needs. Our talent management efforts include workforce planning, manager development, career pathing, succession planning, and an enterprise-wide performance management program aligned with our objectives and key results methodology. These programs are designed to align individual performance with business objectives and to support recognition and reward for contributions that drive innovation, operational excellence, and customer success.

Management focuses on a number of human capital objectives in managing our business, including employee engagement, talent acquisition and retention, leadership development, succession planning, workforce capability, and alignment of employee performance with strategic business objectives. We believe these efforts support our ability to attract, develop, and retain talent and contribute to our long-term growth.

Macroeconomic Developments

High interest rates, moderating but persistent inflationary pressures, fluctuations in currency exchange rates, continued supply chain disruptions, and ongoing geopolitical conflicts, such as the conflict in the Middle East, have contributed to significant global economic uncertainty. In addition, disruptions in global trade, including the imposition of tariffs, export controls and other trade restrictions, as well as evolving monetary and fiscal policies in major economies, have further effected macroeconomic stability and created additional uncertainty for global commerce. More recent disruptions, including periodic shipping constraints in key maritime routes, have also contributed to supply chain volatility. These conditions have adversely affected, and may continue to adversely affect, our customers, suppliers, and overall operating environment. Given the dynamic and uncertain nature of the current macroeconomic environment, we cannot reasonably estimate the impact of such developments on our financial condition, results of operations or cash flows in the foreseeable future. The ultimate extent of the effects of these developments remain highly uncertain, and such effects could persist for an extended period of time.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company and our business. The risks described below could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations. The summary below is not exhaustive, and investors should read this “Risk Factors” section in full. These and other risks are described in more detail in this Item 1A. Risk Factors.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described under the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•We may not fully realize the anticipated benefits of our acquisitions and ongoing business transformation initiatives, and these integration and business transformation initiatives may adversely affect our business, financial condition and results of operations, including our financial reporting and internal control over financial reporting.
•We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.
•As an international company, we are exposed to macroeconomic, geopolitical, trade, sanctions and regulatory risks that could materially and adversely affect our business and financial results.
•Disruptions in our global supply chain, performance issues with subcontractors, or our reliance on a limited number of suppliers for critical components may materially and adversely affect our ability to manufacture and deliver products and may reduce our revenues and gross margins.
•If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to increase our market share.
•We use AI and machine learning in our products and operations, but these technologies are rapidly evolving and subject to operational and regulatory risks, and failures or regulatory constraints in their development or use could adversely affect our business, results of operations and reputation.
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

•We have incurred significant additional indebtedness in connection with acquisitions, refinancing activities, business integration initiatives and general corporate financing needs, which could adversely affect our financial condition, liquidity and operating flexibility.
•Our Israeli subsidiaries have incurred significant indebtedness.
•The terms of the A&R Credit Agreement restrict Powerfleet Israel’s and Pointer’s current and future operations, particularly their ability to respond to changes or to take certain actions.
•Goodwill impairment or intangible impairment charges may affect our results of operations in the future.
•Failure to maintain effective internal control over financial reporting could adversely affect our business and investor confidence.
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
•Our Amended and Restated Certificate of Incorporation, as amended provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between us and our stockholders, which could limit stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees; and the enforceability of the exclusive forum provision may be subject to uncertainty.
•Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders and could make it more difficult for stockholders to change our management.

Risks Related to Our Business

We may not fully realize the anticipated benefits of our acquisitions and ongoing business transformation initiatives, and these integration and business transformation initiatives may adversely affect our business, financial condition and results of operations, including our financial reporting and internal control over financial reporting.

We have completed the acquisitions of MiX Telematics and Fleet Complete and have made progress in integrating these businesses into our operations. In addition, we recently completed the acquisition of RTS Solutions Africa (Pty) Ltd., and expect to commence integration activities following the fiscal year end. While integration activities have progressed and certain operational efficiencies and strategic benefits have been realized, integration, optimization and transformation initiatives remain ongoing, and we may not fully realize the anticipated strategic, operational and financial benefits of these transactions within the expected timeframe, or at all.

As a result, during transition periods, we may experience, among other things:

•inefficiencies and increased costs associated with maintaining multiple systems and processes;

•data inconsistencies and challenges in achieving a unified view of customers, operations and financial performance;
•delays in realizing anticipated cost savings, operational efficiencies and revenue synergies;
•challenges in standardizing, implementing and maintaining effective internal controls, including controls over financial reporting;
•system disruptions, data inaccuracies, temporary control deficiencies, reliance on parallel systems and manual processes, which could adversely affect our financial reporting, billing, revenue recognition and customer data integrity during the integration period;
•disruptions to customer relationships or employee retention during ongoing transformation efforts; and
•failure, disruption or delays in implementation that could adversely affect our operations and our ability to execute on our strategy.

In addition, our ability to realize the anticipated benefits of these acquisitions and transformation initiatives depends on a number of factors, including our ability to continue executing integration activities effectively, retain key personnel, and manage broader macroeconomic and industry conditions.

If we are unable to effectively complete these integration and optimization efforts, or if such efforts are more costly or time-consuming than anticipated, our business, financial condition and results of operations could be materially and adversely affected.

We have incurred significant losses and have a substantial accumulated deficit. If we cannot achieve profitability, the market price of our common stock could decline significantly.

As of March 31, 2025, and March 31, 2026, we had cash (including restricted cash) and cash equivalents of $48.8 million and $40.8 million, respectively, and working capital of $18.1 million and $21.2 million, respectively. Our primary sources of cash are cash flows from the sales of products and services, our holdings of cash, cash equivalents, as well as proceeds from the sale of our capital stock and borrowings under our credit facilities. To date, we have not generated sufficient cash flow from operating activities to fund our operations.

We incurred net losses attributable to common stockholders of approximately $17.3 million, $19.6 million, $51.0 million, and $20.6 million for the year ended December 31, 2023, the three months ended March 31, 2024 and the years ended March 31, 2025 and 2026, respectively, and have incurred additional net losses since inception. As of March 31, 2025 and March 31, 2026, we had an accumulated deficit of approximately $205.8 million and $226.3 million, respectively. Our ability to increase revenue from the sale of our solutions depends on, among other things, our ability to successfully execute our growth strategy and the continued expansion of our markets. If our revenue does not grow or if our operating expenses continue to increase, we may not be able to achieve or sustain profitability, and the market price of our common stock could decline.

As an international company, we are exposed to macroeconomic, geopolitical, trade, sanctions and regulatory risks that could materially and adversely affect our business and financial results.

We are dependent on sales to customers outside the United States and international sales are expected to account for a significant percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of international, political, economic or geographic events (including restrictions on international trade, imposition of tariffs, inflation and other cost increases, global supply chain disruptions, and regional conflicts) may result in a significant decline in our revenue.

The global economy continues to be adversely affected by stock market volatility, tightening credit markets, inflationary pressures, restrictions on international trade, adverse business conditions and liquidity concerns. These conditions and the related uncertainty may negatively affect our customers and could, among other things, delay purchasing decisions, reduce customer spending and impair customers’ ability or willingness to satisfy their payment obligations.

Restrictions on international trade (including tariffs and other controls on imports or exports of goods, technology or data) can materially and adversely affect our business and supply chain and may require us to take various actions, including changing suppliers, restructuring business relationships and operations, or increasing prices. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. Changes in the legal basis for, scope of, or enforcement posture relating to tariffs and other trade restrictions could also create compliance uncertainty and increase costs.

Given our global operations, we may be exposed to risks that our products or services may be provided, directly or indirectly, to restricted parties or jurisdictions, including through third-party distributors, resellers, partners or other intermediaries that may not fully comply with applicable sanctions and export control laws and regulations. Changes in sanctions or export control regimes may require us to exit certain markets, terminate customer relationships or modify our operations, and any actual or perceived violations of such laws and regulations could result in significant fines, penalties, civil or criminal liability, restrictions on operations and reputational damage.

Compliance with complex foreign and U.S. laws and regulations applicable to our international operations may increase our cost of doing business. These laws and regulations include, among others, data privacy and localization rules, anti-corruption laws (including the U.S. Foreign Corrupt Practices Act), export controls, economic and trade sanctions, and competition laws. These laws and regulations are complex, evolving and, in some cases, subject to differing interpretations and enforcement priorities across jurisdictions. As a result, we may face increased compliance costs and operational burdens, including the need to implement additional policies, controls and procedures. Any actual or alleged noncompliance with these laws and regulations could result in significant fines, penalties, civil or criminal sanctions, restrictions on or prohibitions against conducting our business and limitations on our ability to offer our products and services in one or more countries. In addition, any such violations or enforcement actions could materially and adversely affect our brand, international expansion efforts, business and operating results.

While we plan to implement policies and procedures designed to promote compliance with applicable laws and regulations, there can be no assurance that our employees, contractors or agents will comply with our policies or that such policies and procedures will be effective in preventing or detecting violations.

If geopolitical tensions, disputes or conflicts further escalate, governmental responses may become significantly more severe and restrictive. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition and stock price.

Disruptions in our global supply chain, performance issues with subcontractors, or our reliance on a limited number of suppliers for critical components may materially and adversely affect our ability to manufacture and deliver products and may reduce our revenues and gross margins.

Our ability to manufacture and deliver products in a timely, cost-effective and high-quality manner is dependent on a complex global supply chain, subcontractors for key manufacturing and fulfillment operations, and a limited number of suppliers for certain significant components and raw materials. Any disruption or failure at any point in this network may materially impair our ability to meet customer demand.

We source a significant number of components, including semiconductors and telecommunications hardware, from a globally distributed network of suppliers and rely on third‑party subcontractors for product assembly, testing and logistics and may be subject to export controls, import restrictions and other regulatory requirements affecting sourcing, shipment and end use of such components. The availability of certain critical components remains subject to a variety of risks, including extended lead times, input cost inflation, production bottlenecks, geopolitical tensions, trade restrictions, tariffs, sanctions, natural disasters, regional conflicts and labor shortages.

We also rely on a limited number of suppliers for certain significant components and raw materials. This reliance involves a variety of risks, including unavailability of materials, supply and delivery interruptions, variability in quality and component price volatility due to supply constraints, inflationary pressures and changes in trade policy, including tariffs and other import or export restrictions.

If subcontractors experience quality issues, production shortfalls, labor disruptions or financial instability, our product quality, delivery timelines and customer satisfaction may suffer, and we may face damage claims, loss of key accounts, reputational harm and reduced revenue. In addition, if we are unable to pass increased costs on to customers, our gross margins and profitability may be adversely affected.

While we monitor our supply chain and seek to diversify sources where feasible, there can be no assurance that we will be able to effectively mitigate these risks.

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

We use AI and machine learning in our products and operations, but these technologies are rapidly evolving and subject to operational and regulatory risks, and failures or regulatory constraints in their development or use could adversely affect our business, results of operations and reputation.

We have integrated AI and machine learning technologies into certain of our products and operational processes and expect to expand such capabilities.

AI technologies are complex, rapidly evolving and subject to significant uncertainty. The development, deployment and use of AI-enabled features present operational, legal, regulatory, reputational and competitive risks that may be difficult to anticipate or fully mitigate, including risks associated with the use of such technologies in safety-critical, compliance-sensitive or mission-critical environments.

AI-enabled features may not perform as intended and may generate inaccurate, incomplete or misleading outputs, including due to flawed algorithms, model limitations, inadequate training data, bias, “hallucinations,” or improper human oversight. If AI-driven recommendations or analyses are relied upon by customers in making operational, compliance, safety or other business decisions, errors or performance failures could result in service disruptions, reduced customer satisfaction, increased support costs, contractual disputes, loss of customers, claims of damages, and reputational harm. In addition, the effectiveness of AI capabilities may degrade over time as data patterns change, models drift, or as adversaries attempt to exploit model behavior.

Our use of AI depends on the availability, quality, and lawful processing of data, including data received from customers, devices and third-party sources. Limitations on data access, data quality issues, or restrictions arising from privacy, data protection, data localization, cybersecurity or sector-specific rules may reduce the effectiveness of AI models or prevent us from offering certain AI-enabled functionality in particular jurisdictions or to certain customers. If we fail to appropriately secure data used in AI systems, implement effective governance controls, or comply with applicable privacy and data protection requirements, we could be subject to regulatory investigations, enforcement actions, fines, litigation, remediation costs and reputational damage and could be required to restrict, suspend or discontinue certain AI-enabled features in some jurisdictions or customer environments.

The regulatory landscape for AI is rapidly developing and uncertain, with new and evolving laws, regulations, standards and enforcement approaches emerging across jurisdictions. These frameworks may impose additional obligations relating to transparency, explainability, bias testing, documentation, risk assessments, incident reporting, human oversight, and limitations on certain uses of automated decision-making. For example, the European Union Artificial Intelligence Act (the “EU AI Act”) entered into force on August 1, 2024 and established a comprehensive, risk-based governance framework for AI in the European Union (“EU”). The majority of its substantive requirements will apply starting August 2, 2026, with additional requirements applying on a staggered basis thereafter depending on the system type and the company’s role (including as a provider, deployer, importer or distributor). The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and provides for fines of up to 7% of global annual turnover for noncompliance. In the United States, several states have proposed or enacted laws addressing the development and use of AI technologies, such as California’s regulations under the California Consumer Privacy Act (the “CCPA”) regarding the use of automated decision-making and Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination. Compliance with these requirements may require significant management attention and increase costs, delay product development and deployment, and necessitate changes to our products, business practices, contracting approaches and go-to-market strategies.

We may also rely on third-party technologies and services to develop or deliver AI-enabled capabilities. Any interruption, degradation, change in terms, pricing increases, service limitations, security incident, or regulatory restriction affecting these third parties could adversely impact our products and services.

The development and deployment of AI technologies are areas of intense competition, and our competitors or other third parties may develop or deploy AI capabilities more quickly or effectively than us, which could put us at a competitive disadvantage. If we are unable to develop, integrate, offer or deploy AI or machine learning technologies in a timely or cost-effective manner, or if our offerings are not competitive in terms of performance, quality or functionality, our business, operations, reputation and financial results could be adversely affected.

Lastly, public perception and customer acceptance of AI technologies are evolving and may be influenced, by concerns about privacy, fairness, accountability, or safety. If we are unable to maintain customer trust in our AI-enabled solutions, demonstrate appropriate controls, or clearly communicate the role of human oversight, we may lose our competitive position. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We are subject to breaches of our information technology systems, which could damage our reputation, vendor, and customer relationships, and our customers’ access to our services.

We rely extensively on information technology systems, cloud infrastructure and third-party service providers to support critical business operations, including customer and financial data management and the collection, transmission, storage and processing of data generated by connected devices and sensors deployed in customer environments. As a result, we face an increasing risk of cybersecurity threats, including ransomware, phishing, social engineering, business email compromise and advanced persistent attacks. Despite our security measures, our information technology systems have been, and may continue to be, subject to cybersecurity threats and incidents. Cybersecurity incidents may result in unauthorized access to systems or data, operational disruption, theft or diversion of funds, loss of confidential information, regulatory exposure, financial losses and reputational damage. Furthermore, we are subject to various data protection laws and regulations, including the General Data Protection Regulation, the CCPA and other similar international regimes. Noncompliance or breach incidents may result in significant financial penalties, remediation costs, regulatory investigations and private litigation.

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

If we do not keep pace with product and technology advances, including the development of superior products by our competitors, or if we are unable to otherwise compete successfully against our competitors, there could be a material adverse effect on our competitive position, revenues and prospects for growth, including due to competitors’ ability to obtain or deploy AI models, data, compute infrastructure or strategic partnerships on more favorable terms. As a result, our financial condition and results of operations could be materially and adversely affected.

Failure to correctly and efficiently implement ERP and customer relationship management (“CRM”) systems could have a material and adverse effect on our business.

We have completed the implementation of an integrated ERP and CRM system across our North American and certain European operations and are currently planning the next phase of rollout to the remaining European and Australian operations.

While the implementation across our North American and certain European operations have been completed, the continued expansion of these systems into additional regions and operations continues to present a number of risks and challenges, including those relating to project governance, migration and integrity of data, potential instability or disruption of existing systems, changes to business processes and internal controls, communication and adoption of new procedures, training of personnel, cybersecurity considerations, and the maintenance of an effective control environment throughout that transition process. In addition, the ongoing optimization, integration and stabilization of the implemented systems may require significant management attention and resources.

Although we have adopted, and intend to continue adopting, mitigation and contingency plans designed to support business continuity and reduce implementation risk, there can be no assurance that future phases of the ERP and CRM system rollout will be completed successfully, on schedule, or without operational disruption or increased costs. Any failure, delay, disruption or ineffective implementation could adversely affect our operations, financial reporting processes, internal controls, customer service capabilities and ability to execute our strategic objectives, which could have a material adverse effect on our business, financial condition and results of operations.

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

Recruiting, onboarding and retaining high-performing channel partners require considerable time, effort and financial investment. We provide training and technical support to help our partners develop the necessary product knowledge and capabilities to position our offerings effectively. As we expand our business and diversify our portfolio, the management and oversight of this partner ecosystem will become increasingly complex and resource-intensive. To stay ahead of these challenges, we will need to continue to invest in the development of governance structures, compliance protocols, performance management systems and scalable partner enablement programs. There can be no assurance that our efforts will be successful, and any failure to maintain a consistently high-performing channel partner network could adversely affect our ability to execute our go-to-market strategy.

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

Our revenue may be adversely affected if we lose one or more significant customers or if such customers reduce or delay purchases.

A portion of our revenue is derived from a limited number of significant customers and multi-year customer arrangements. As a result, our operating results may be materially and adversely affected by changes in the business, financial condition or purchasing decisions of these customers.

Our largest customers may account for a meaningful percentage of our total revenue in any given period, and the composition of our customer base may fluctuate from period to period due to the timing, size and duration of customer contracts. In addition, certain of our customer arrangements are subject to renewal, renegotiation or termination, and may include volume-based pricing, minimum purchase commitments, termination rights or other provisions that could adversely affect our revenue predictability.

The loss of, or a significant reduction in business from, one or more key customers—whether due to competitive pressures, consolidation within our customer base, changes in customer strategy, financial distress, or other factors—could result in:

•a significant decline in revenue;
•reduced operating margins;
•increased customer acquisition costs to replace lost business; and
•adverse impacts on our financial condition and results of operations.

In addition, large enterprise customers often have significant negotiating leverage, which may result in pricing pressure, extended payment terms, higher service expectations or other contractual obligations that could negatively impact our profitability and cash flows.

The composition of our significant customers may change from period to period, which may result in variability in our operating results.

Furthermore, macroeconomic conditions, including economic downturns, inflationary pressures and budget constraints, may cause our customers to delay, reduce or cancel planned purchases of our solutions, which could further increase variability in our revenue and results of operations.
Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, the intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by courts or national or local laws or regulations, and the use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. If we do not have sufficient rights to use the data or other material used with, or relied upon by, an AI application, we may incur liability through the alleged violation of applicable laws and regulations, intellectual property, data privacy, or other rights, or contractual obligations.

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

We have incurred significant additional indebtedness in connection with acquisitions, refinancing activities, business integration initiatives and general corporate financing needs, which could adversely affect our financial condition, liquidity and operating flexibility.

In connection with the MiX Combination, the acquisition of Fleet Complete and related refinancing, and integration and transformation activities, we entered into and amended various credit facilities. These financing arrangements have been used to fund acquisition consideration, redeem outstanding preferred equity securities, refinance existing indebtedness, support integration and transformation initiatives and provide additional working capital and operational liquidity.

On March 7, 2024, we, together with certain of our wholly owned subsidiaries, entered into a facilities agreement (the “Facilities Agreement”) with FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”), pursuant to which RMB agreed to provide us with two term loan facilities in an aggregate principal amount of $85 million, composed of Facility A and Facility B, each with a principal amount of $42.5 million (“RMB Facility A” and “RMB Facility B,” respectively, and collectively, the “RMB Facilities”), the proceeds of which could be used to redeem all the then-outstanding shares of our Series A convertible preferred stock and for general corporate purposes. On March 13, 2024, we drew down all $85 million available under such facilities. On April 2, 2024, concurrently with the closing of the MiX Combination, we used the net proceeds received from RMB and from incremental borrowing capacity as a result of the refinancing of Hapoalim Credit Facilities (as defined below) to redeem in full all of the then-outstanding shares of our Series A convertible preferred stock.

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

On February 5, 2026, we, together with certain of our wholly owned subsidiaries, entered into a facilities agreement (the “New Facilities Agreement”) with RMB, pursuant to which RMB agreed to provide us and MiX Telematics (the “New RMB Borrowers”) with revolving credit facilities in the aggregate principal amounts of $10 million (“New RMB Facility A”) and 180 million South African rand (“New RMB Facility B” and, together with New RMB Facility A, the “New RMB Facilities”), respectively. The proceeds of the New RMB Facilities may be used by the New RMB Borrowers for general corporate purposes only.

As a result of these financings, we have materially increased our levels of indebtedness and expanded our reliance on credit facilities to support our business operations, acquisitions and strategic initiatives. Our indebtedness and related financing arrangements could have the effect of, among other things:

•limiting our ability to obtain additional financing or refinance existing indebtedness on favorable terms or at all;
•increasing our exposure to rising interest rates and fluctuations in SOFR and other benchmark interest rates;
•requiring us to dedicate a substantial portion of our cash flows from operations to debt service obligations, financing costs and covenant compliance requirements;

•reducing our flexibility to respond to changing business, economic and competitive conditions;
•restricting our ability to pursue strategic acquisitions, investments, restructuring initiatives or other corporate opportunities;
•increasing the risk of non-compliance with financial and operational covenants under our financing arrangements; and
•placing us at a competitive disadvantage relative to competitors with lower leverage levels or greater financial flexibility.

In addition, the increased leverage associated with our acquisitions and related financing activities may make it more difficult to successfully integrate acquired businesses, including MiX Telematics and Fleet Complete, achieve anticipated synergies and cost savings, execute transformation initiatives and realize the expected benefits of these transactions within anticipated timeframes or at all.

If we are unable to generate sufficient cash flows to service our indebtedness, maintain compliance with applicable covenants or refinance our obligations as they become due, we may be required to seek additional financing, refinance or restructure existing indebtedness, delay or reduce investments and capital expenditures, dispose of assets or pursue other strategic alternatives, any of which may not be available on acceptable terms or at all and could adversely affect our business, financial condition and results of operations.

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

On December 30, 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, which increased the principal amount available under Hapoalim Facility D from $10 million to $20 million and provides that the total principal amount of Hapoalim Facility D may be distributed to Powerfleet or any of its subsidiaries by no later than June 30, 2026, subject to certain terms and conditions of the A&R Credit Agreement.

As of March 31, 2026, the Borrowers had utilized $18.4 million under the Hapoalim Revolving Facilities. The undrawn facility balance at March 31, 2026, was $11.6 million.

Such indebtedness will have the effect of, among other things, reducing Powerfleet Israel’s and Pointer’s flexibility to plan for, or respond to, changing business and economic conditions, increasing our borrowing costs and, because such indebtedness is subject to floating interest rates and exposed to foreign currency fluctuations, increasing Powerfleet Israel’s and Pointer’s exposure to fluctuations in market interest and foreign exchange rates. The A&R Credit Agreement continues to require Powerfleet Israel and Pointer to satisfy various covenants, including negative covenants that directly or indirectly restrict our ability to engage in certain transactions without the consent of the lender. The indebtedness continues to be secured by first ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over all its assets, as well as cross guarantees between Powerfleet Israel and Pointer. These restrictions and security arrangements may further limit our operational and strategic flexibility, including our ability to engage in future transactions without the consent of the lender. The increased levels of indebtedness could require us to dedicate cash flow to debt services, thereby reducing the availability of funds to engage in investments in product development, capital expenditures and other activities. and may also place us at a competitive disadvantage relative to less leveraged competitors. We may be required to raise additional financing for working capital, capital expenditure, acquisitions or other general corporate purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

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

Failure to maintain effective internal control over financial reporting could adversely affect our business and investor confidence.

We previously identified material weaknesses in our internal control over financial reporting, including the design and operating effectiveness of controls over journal entries at I.D. Systems and Pointer Recuperación de México, S.A. de C.V. (“Pointer Mexico”), and controls over the financial statement close and reporting process at Fleet Complete. As discussed in Item 9A, Controls and Procedures, in this Form 10-K, management implemented certain remediation measures and concluded that these material weaknesses were remediated as of March 31, 2026. However, there can be no assurance that our internal control over financial reporting will continue to operate effectively or that additional material weaknesses or significant deficiencies will not be identified in the future.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to maintain effective internal control over financial reporting and provide management’s assessment, together with an independent auditor’s attestation, regarding the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

If we are unable to maintain effective internal control over financial reporting, or if additional material weaknesses are identified in the future, we may be unable to timely and accurately report our financial results, and there is a risk that material misstatements in our financial statements would not be prevented or detected on a timely basis. Any such failure could result in restatements of our financial statements, increased regulatory scrutiny, harm to our reputation, reduced investor confidence, and a decline in the market price of our common stock.

The use of our products is subject to international regulations.

The use of our products is subject to regulatory approvals of government agencies in each of the countries in which our systems are operated, including Israel. Our operators typically must obtain authorization from each country in which our systems and products are installed. While, in general, operators have not experienced significant issues in obtaining regulatory approvals to date, regulatory schemes differ by country and may change from time to time. We cannot assure you that the approvals our operators have obtained will remain sufficient in the view of regulatory authorities. In addition, we cannot assure you that third-party operators of our systems and products will obtain licenses and approvals on a timely basis in all jurisdictions in which we seek to sell our systems, or that restrictions on the use of our systems will not be burdensome.

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

In the United States, the legal landscape regarding non-competes is rapidly evolving. In April 2024, the Federal Trade Commission (“FTC”) finalized a rule broadly prohibiting most non-compete clauses, with limited exceptions for certain senior executives. Although the rule was set to take effect in September 2024, federal courts enjoined its enforcement shortly before implementation. The ultimate outcome of the related litigation and any appeals, as well as the potential for future federal or state legislative or regulatory action, remain uncertain. As a result, the FTC’s non-compete ban is not currently in effect, and its future remains uncertain. Accordingly, there is ongoing uncertainty regarding the long-term enforceability of non-competition agreements with employees in the United States. If future legislation, judicial decisions or regulatory actions further limit or invalidate the use of non-compete agreements, we may be unable to prevent former employees, who received training and experience through their employment with us, from using their knowledge of our business and operations to compete with us.

Our cash and cash equivalents could be adversely affected by a downturn in the financial and credit markets.

We maintain our cash and cash equivalents with major financial institutions; however, our cash and cash equivalent balances with these institutions exceed Federal Deposit Insurance Corporation insurance limits. While we monitor the balances in our operating accounts and may adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit our cash and cash equivalents fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss of principal or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions in which we hold our cash and cash equivalents fail or the financial and credit markets deteriorate.

We have operations located in Israel, and therefore, our results may be adversely affected by political, military and economic conditions in Israel.

Our subsidiaries Powerfleet Israel and Pointer operate in Israel, and therefore, our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, Israel has experienced numerous armed conflicts with neighboring Arab countries, as well as persistent hostilities involving Iran and Iran-backed groups, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In recent years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel where Pointer’s main offices and manufacturing facility are located and have negatively affected business conditions in Israel.

Hostilities, including acts of war, terrorism and civil unrest in Israel and the broader Middle East, have periodically escalated and may continue or intensify, including through actions by state and non-state actors and through retaliatory measures by governments. As of the date of this report, the conflict in the Middle East remains ongoing and has had, and may continue to have, an adverse impact on our supply chain, our ability to manufacture and deliver products in Israel to customers and the stability of our Israeli workforce. Ongoing unrest and political instability in other countries in the region, including Syria, Iraq and Iran, further contribute to uncertainty in the Middle East, and the potential impact of these developments on Israel’s security situation remains unpredictable.

Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities or political instability in the region continues or intensifies. These restrictions may materially limit our ability to obtain raw materials from these countries or sell our products to companies located in these countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its current trading partners could have a material adverse effect on our business, operating results and financial condition.

Any downturn in Israel’s economy may also have a significant impact on our business. Israel’s economy has been subject to numerous destabilizing factors, including periods of high inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in global commodity prices, military conflicts and civil unrest. The revenues of certain of our products and services may be adversely affected if fewer vehicles are used as a result of an economic downturn in Israel, an increased use of mass transportation, increases in vehicle-related taxes, increases in the imputed value of vehicles provided as a part of employee compensation or other macroeconomic changes affecting the use of vehicles. In addition, our security services significantly depend on Israeli insurance companies mandating subscription to a service such as the Company’s. If Israeli insurance companies cease to require such subscriptions, our business could be significantly adversely affected. We also rely on the renewal and retention of several operating licenses issued by certain Israeli regulatory authorities. Should such authorities fail to renew any of these licenses, suspend existing licenses, or require additional licenses, we may be forced to suspend or cease certain services we provide.

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

Failing to achieve applicable B-BBEE and Employment Equity objectives could result in financial penalties and could jeopardize our ability to maintain existing business or to secure future business from corporate, governmental or state-owned enterprises that could materially and adversely affect our business, financial condition and results of operations.

Political and economic conditions in South Africa or regionally may adversely affect the operation of our business.

We have significant operations in South Africa and are therefore subject to political, economic, regulatory and legal risks associated with operating in that jurisdiction. South Africa has generally maintained stable democratic institutions and a relatively developed legal and financial system compared to many other emerging markets; however, the country has experienced periods of economic volatility, including fluctuating GDP growth, unemployment levels, inflationary pressures, currency volatility and intermittent electricity supply constraints. These conditions may increase operating costs, disrupt operations or affect demand for our products and services.

We are also subject to evolving laws and regulations in South Africa, including in areas such as taxation, labor and employment, exchange controls, data protection and privacy, competition law and foreign investment. Changes in applicable laws or regulatory interpretation, or shifts in enforcement practices, could increase compliance costs, restrict capital flows or otherwise adversely affect our operations.

In addition, fluctuations in the value of the South African rand relative to other currencies may adversely impact our results of operations and the value of cash flows generated in the region. Broader macroeconomic or geopolitical developments affecting South Africa or emerging markets generally, including changes in investor sentiment or capital market conditions, may also impact our business.

Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

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

We have 134,180,878 shares of common stock outstanding as of June 12, 2026, of which 127,206,105 shares are freely transferable without restriction, and 6,974,773 shares are held by our officers and directors and, as such, are subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act. In addition, as of June 12, 2026, time-based options and market-based stock options subject to performance-based vesting conditions, to purchase 1,807,000 and 5,090,000 shares of our common stock, respectively, were issued and outstanding, of which 1,732,000 and 0, respectively, have vested. As of March 31, 2026, the weighted-average exercise price of the vested non-market-based stock options was $4.51. We also may issue additional shares of stock in connection with our business, including in connection with acquisitions, and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares of common stock were sold on the public market, the market value of our common stock could be adversely affected.

The concentration of common stock ownership among our executive officers and directors could limit the ability of other stockholders of the Company to influence the outcome of corporate transactions or other matters submitted for stockholder approval.

As of June 12, 2026, our executive officers and directors beneficially owned, in the aggregate, approximately 5.2% of our outstanding common stock, not including approximately 920,000 shares of common stock that our executive officers and directors may acquire upon the exercise of outstanding options or if they otherwise acquire additional shares of common stock in the future. As a result, our officers and directors may have the ability to influence the outcome of all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Article SIXTEENTH of our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) provides, subject to certain exceptions enumerated in Article SIXTEENTH, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder to bring (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company, (iii) any action asserting a claim arising pursuant to the General Corporation Law of Delaware (the “DGCL”) or the Charter or our Amended and Restated Bylaws or as to which the DGCL confers jurisdiction on such court, or (iv) any action asserting a claim governed by the internal affairs doctrine, except for, in each of the aforementioned actions, among other things, any claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. Accordingly, the exclusive forum provision will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Article SIXTEENTH provides that any person or entity who acquires an interest in our capital stock will be deemed to have notice of and consented to the provisions of Article SIXTEENTH. Stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Management, which may include our Chief Information Security Officer (“CISO”) and/or an executive from our Information Security Steering Committee (the “ISS Committee”), reports to the board on material cybersecurity risks, initiatives, and any material cyber events on an ongoing basis, as well as establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.

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

Item 2. Properties
Our corporate headquarters are located in Woodcliff Lake, New Jersey. We also have domestic offices in Florida. Our New Jersey offices measure approximately 1,000 square feet and are leased space. Our Florida offices consist of approximately 30,416 square feet of leased administrative and warehouse space.

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

Holders of Record

As of June 12, 2026, there were 12 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity compensation plans in effect as of March 31, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected Under Column (a)) (c)
Equity compensation plans approved by security holders (1)	16,208,066	$7.08	1,291,934

(1) These plans consist of our 2009 Non-Employee Director Equity Compensation Plan, 2015 Equity Compensation Plan and 2018 Incentive Plan, as amended, which were our only equity compensation plans under which awards were outstanding as of March 31, 2026. Upon the adoption of the 2018 Plan, the 2009 Non-Employee Director Equity Compensation Plan and the 2015 Equity Compensation Plan were frozen, and no new awards can be issued pursuant to such plans.

Company Stock Performance

The performance graph below compares (i) the cumulative five-year total return on our common stock through March 31, 2026 (the last day in our fiscal year 2026) with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices and the reinvestment of dividends. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative 5-Year Total Return
Powerfleet, Inc. Common Stock
Among the S&P 500 Index and the S&P 500 Information Technology Index
$250
$200
$150
$100
$50
$-
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
3/31/2026
Powerfleet, Inc.
S&P 500 Index
S&P 500 Information Technology Index

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

This section of this Form 10-K discusses our financial condition and results of operations for the fiscal years ended March 31, 2026 and 2025, and year-to-year comparisons between fiscal years 2026 and 2025 in accordance with GAAP. A discussion of our financial condition and results of operations and our liquidity and capital resources for the fiscal year ended December 31, 2023 and the three months ended March 31, 2025 and 2024 and year-to-year comparisons between the fiscal years ended March 31, 2025 and December 31, 2023, and the three months ended March 31, 2025 and 2024 that are not included in this Form 10-K can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on June 26, 2025.

Overview

We are a global provider of AIoT solutions providing valuable connected business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

Our Unity data highway and AIoT ecosystem is the centerpiece of our strategy. Unity has the capability to ingest data from multiple data sources, harmonizing and transforming the dataset, and delivering simply understood actionable insights through a unified SaaS platform and deep integrations with customer business systems.

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

Within the Unity ecosystem, our Powerfleet for Warehouse, Yard and Site AIoT solutions are designed to provide on-premise or in-facility asset safety, compliance and operator management, monitoring, and visibility for warehouse and factory trucks such as forklifts, man-lifts, tuggers and ground support equipment at airports. These solutions utilize a variety of communications capabilities such as Bluetooth®, WiFi, and proprietary radio frequency technology, as well as AI video solutions for pedestrian proximity detection and incident prevention.

Additionally, within the Unity ecosystem, our Powerfleet for On-Road AIoT and AI video solutions are designed to provide bumper-to-bumper AIoT asset management, monitoring, and visibility for over-the-road based assets such as heavy trucks, dry-van trailers, refrigerated trailers and shipping containers and their associated cargo. These AIoT solutions provide mobile-asset tracking and condition-monitoring solutions to meet the transportation market’s desire for greater visibility, safety, security, and productivity throughout global supply chains. Our On-Road AIoT solutions extend to all mobile assets, whether it is a rental car, a private fleet, or automotive OEM partners. We achieve this by providing critical information that can be used to increase revenues, reduce costs, enhance safety and sustainability, deliver compliance, and improve customer service.

Our patented technologies are proven solutions for organizations that must monitor and analyze their assets to improve safety, increase efficiency, reduce costs, and drive profitability. Our offerings are sold under the global brands Powerfleet, Pointer, Cellocator, MiX by Powerfleet and Fleet Complete.

We have incurred recurring losses and negative cash flows from operations since inception and had an accumulated deficit of $226.3 million as of March 31, 2026.

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

We test for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. As of October 1, 2025, we performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach. The fair value of the reporting unit was substantially more than its carrying value.

During the quarter ended March 31, 2026, we experienced a decline in our market capitalization as a result of a decrease in our stock price, which represented a triggering event requiring our management to perform quantitative goodwill impairment tests. We performed a quantitative assessment whereby the fair value of our single reporting unit, including the implied control premium, was estimated and compared to our market capitalization as of March 31, 2026 to determine if the fair value is reasonable compared to external market indicators. Market capitalization is determined by multiplying the number of shares of our common stock outstanding by the market price of our common stock as of the assessment date. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. As a result of this quantitative assessment, we determined that the fair value of the reporting unit was not less than its carrying amount and thus goodwill was not impaired as of March 31, 2026. Changes in judgments, assumptions, and estimates could result in significantly different fair value estimates.

For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, we did not incur an impairment charge.

Business Combinations

We recognize the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

We recognize identifiable assets acquired and liabilities assumed at their acquisition date fair value. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase to the extent that we identify adjustments to the preliminary fair values. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations.

For the fair value estimates, we used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) revenue growth rates, (iv) customer attrition rates, (v) royalty rates, and (vi) discount rates, as relevant, that market participants would consider when estimating fair values.

Results of Operations

The following table sets forth certain items related to our consolidated statements of operations as a percentage of revenues for the periods indicated and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. A detailed discussion of the material changes in our operating results is set forth below.

	Year Ended March 31,
	2025	2026
Revenues:
Products	23.6%	18.9%
Services	76.4%	81.1%
Total revenues	100.0%	100.0%

Cost of revenues:
Cost of products	17.1%	13.3%
Cost of services	29.2%	31.1%
Total cost of revenues	46.3%	44.5%

Gross profit	53.7%	55.5%

Operating expenses:
Selling, general and administrative expenses	56.4%	47.0%
Research and development expenses	4.4%	4.1%
Total operating expenses	60.8%	51.1%

(Loss) income from operations	(7.1)%	4.4%

Interest income	0.3%	0.2%
Interest expense	(5.6)%	(6.2)%
Other expense	(0.3)%	(0.9)%

Net loss before income taxes	(12.8)%	(2.5)%

Income tax expense	(1.2)%	(2.0)%

Net loss before non-controlling interest	(14.1)%	(4.5)%
Non-controlling interest	0.0%	(0.1)%

Net loss	(14.1)%	(4.6)%

Preferred stock dividend	0.0%	0.0%

Net loss attributable to common stockholders	(14.1)%	(4.6)%

Year Ended March 31, 2026 Compared to Year Ended March 31, 2025

REVENUES. Revenues increased by $81.3 million, or 22.4%, to $443.8 million in the year ended March 31, 2026, from $362.5 million in the year ended March 31, 2025.

Revenues from products decreased by $1.6 million, or 1.9%, to $84.0 million in the year ended March 31, 2026, from $85.6 million in the year ended March 31, 2025. The decline in product revenues reflects the continued transition toward bundled service offerings and the impact of higher tariffs in the United States.

Revenues from services increased by $82.9 million, or 29.9%, to $359.8 million in the year ended March 31, 2026, from $276.9 million in the year ended March 31, 2025. The increase was primarily attributable to the FC Acquisition, which added $55.8 million of incremental service revenues for the year ended March 31, 2026. Excluding the impact of the acquisition, the increase in services revenues was driven primarily by underlying organic growth initiatives across the combined business, partially offset by the continued strategic de-emphasis of certain non-core lines of business.

COST OF REVENUES. Cost of revenues increased by $29.4 million, or 17.5%, to $197.4 million in the year ended March 31, 2026, from $168.0 million in the year ended March 31, 2025. Gross profit was $246.4 million in the year ended March 31, 2026, compared to $194.5 million in the year ended March 31, 2025. As a percentage of revenues, gross profit increased to 55.5% in the year ended March 31, 2026, from 53.7% in the year ended March 31, 2025. This was primarily driven by high margin services revenue comprising 81.1% of total revenues in year ended March 31, 2026, compared to 76.4% for the same period in 2025.

Cost of products decreased by $2.8 million, or 4.5%, to $59.2 million in the year ended March 31, 2026, from $62.0 million in the year ended March 31, 2025. Gross profit for products was $24.8 million in the year ended March 31, 2026, compared to $23.6 million in the year ended March 31, 2025. As a percentage of product revenues, gross profit increased to 29.6% in the year ended March 31, 2026, from 27.6% in the year ended March 31, 2025. The increase in gross profit as a percentage of product revenues was primarily attributable to more favorable product mix, with a larger proportion of sales generated by higher-margin product lines, including in-warehouse solutions.

Cost of services increased by $32.2 million, or 30.4%, to $138.2 million in the year ended March 31, 2026, from $106.0 million in the year ended March 31, 2025. The amortization of acquisition intangibles for the MiX Telematics, Fleet Complete, and RTS Solutions Africa transactions contributed $22.8 million and $14.8 million in the aggregate to cost of services for the year ended March 31, 2026 and March 31, 2025, respectively. Gross profit for services was $221.6 million in the year ended March 31, 2026, compared to $170.9 million in the year ended March 31, 2025. As a percentage of service revenues, gross profit remained relatively consistent at 61.6% in the year ended March 31, 2026 compared to 61.7% in the year ended March 31, 2025.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $4.1 million, or 2.0%, to $208.5 million for the year ended March 31, 2026, compared to $204.4 million for the year ended March 31, 2025. For the year ended March 31, 2025, SG&A expenses included $21.3 million in acquisition-related expenses, $4.9 million in integration-related costs, $10.1 million in restructuring charges, and $4.7 million in accelerated stock-based compensation expenses. For the year ended March 31, 2026, SG&A expenses included $1.7 million in acquisition-related expenses, $3.9 million in integration-related costs, $4.9 million in restructuring charges. The significant reduction in these transaction- and integration-related costs was more than offset by the inclusion of SG&A expenses from the Fleet Complete business acquired, which was the primary driver of the year-over-year increase in SG&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses increased by $2.3 million, or 14.3%, to $18.4 million in the year ended March 31, 2026, compared to $16.1 million in the year ended March 31, 2025. The FC Acquisition added an incremental $2.5 million of R&D expenses for the year ended March 31, 2026.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $20.6 million, or $(0.15) per basic and diluted share, for the year ended March 31, 2026, as compared to net loss of $51.0 million, or $(0.43) per basic and diluted share, for the year ended March 31, 2025. The $30.5 million decrease in net loss was driven primarily by reduction of $19.6 million of acquisition-related expenses, $1.0 million integration-related costs, $5.2 million restructuring charges, and $4.7 million accelerated stock-based compensation expenses.

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
An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP, and a discussion of its limitations is set out below. We do not regard these non-GAAP measures as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measures that are calculated in accordance with GAAP.
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, preferred stock dividend and accretion, interest expense (net), other (income) expense, net, income tax expense (benefit), depreciation and amortization, stock-based compensation, foreign currency (gains) losses, restructuring-related expenses, derivative mark-to-market adjustment, acquisition-related expenses, and integration-related expenses.
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

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Year Ended March 31,
(In thousands)	2025 (1)	2026
Net loss attributable to common stockholders	$(51,012)	$(20,552)
Non-controlling interest	18	608
Preferred stock dividend	25	—
Interest expense, net	19,404	26,746
Other (income) expense, net	—	129
Income tax expense (benefit)	4,517	8,688
Depreciation and amortization	47,494	60,280
Stock-based compensation	9,362	7,541
Foreign currency losses	1,790	3,862
Restructuring-related expenses	10,077	4,923
Derivative mark-to-market adjustment	(504)	(775)
Acquisition-related expenses	21,300	1,689
Integration-related expenses	4,851	3,893
Adjusted EBITDA	$67,322	$97,032

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

For the years ended March 31, 2025 and 2026, we reported adjusted EBITDA of $67.3 million and $97.0 million, respectively. During the same periods, we also invoiced recoveries of $3.8 million, and $5.0 million, respectively, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

Since the closing of the MiX Combination, we have continued to optimize our capital structure through the refinancing of existing debt facilities, including the A&R Credit Agreement and RMB Facilities Agreements (as defined below). These transactions have enhanced our liquidity and extended our debt maturities, while increasing our available revolving borrowing capacity to support working capital and growth initiatives.

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

Powerfleet Israel drew $30 million in March 2024, using a portion to repay approximately $11.2 million under the prior term loans under the Prior Credit Agreement and distributing the remainder to us. In December 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, increasing the principal amount available under Hapoalim Facility D from $10 million to $20 million, available through June 30, 2026. As of March 31, 2026, Powerfleet Israel had utilized approximately $18.4 million under the Hapoalim Revolving Facilities.

Borrowings are secured by first ranking and exclusive fixed and floating charges, including over the entire share capital of Pointer and over the assets of Pointer and excluding the Borrowers’ holdings in specified foreign subsidiaries. Interest rates for borrowings under Hapoalim Facility A and Hapoalim Facility B are Hapoalim’s prime rate + 2.2% per annum and Hapoalim’s prime rate + 2.3% (Hapoalim’s prime rate was 5.5% at March 31, 2026), respectively. The Hapoalim Term Facilities will mature on March 18, 2029, with Hapoalim Facility A amortizing quarterly and Hapoalim Facility B due at maturity.

Interest rates for borrowings under Hapoalim Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5% and, with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Facility D bear interest at SOFR + 2.59%. In addition, Pointer is required to pay a credit allocation fee in NIS, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the Hapoalim Revolving Facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of the Hapoalim Revolving Facilities. The Hapoalim Revolving Facilities are available for successive one-month periods until and including February 27, 2027, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Hapoalim Revolving Facilities.

RMB Debt

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provided us with the RMB Facilities totaling $85 million, composed of RMB Facility A and RMB Facility B, each having a principal amount of $42.5 million. We drew $85 million in March 2024, which primarily funded our Series A Preferred Stock redemption. On October 31, 2025, we and RMB agreed to amend and restate the Facilities Agreement to, among other things, (i) extend the final maturity date of RMB Facility A by 12 months, (ii) update the interest rates of the RMB Facilities, and (iii) update certain financial covenants to conform to the Facility Agreement. Pursuant to a First Amendment and Restatement Agreement with RMB, which amended and restated the Facilities Agreement (as amended and restated, the “Amended and Restated Facilities Agreement” and, together with the Facility Agreement, the “RMB Facilities Agreements”), interest is payable quarterly, at a fixed annual rate of 8.699% until March 31, 2027 and, thereafter, 4.85% per annum plus the applicable term SOFR reference rate, with respect to RMB Facility A, and a fixed annual rate of 8.979%, with respect to RMB Facility B, with principal repayments for RMB Facility A and RMB Facility B due March 31, 2028 and March 31, 2029, respectively.

MiX Telematics also maintains the RMB General Facility, repayable on demand, with a 365-day term and an interest rate linked to the South African prime rate minus 0.75% per annum. Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date (as defined therein) or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. As of March 31, 2026, $20.6 million of the RMB General Facility was utilized.

Subsequent to March 31, 2026, we continued discussions with RMB regarding the establishment of a new general banking facility and certain additional operational banking facilities in connection with the transition of our South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. We expect to finalize the arrangements following completion of these internal approval and documentation processes.

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

On February 5, 2026, we entered into the New Facilities Agreement with RMB, pursuant to which RMB agreed to provide us and MiX Telematics with the New RMB Facilities, composed of New RMB Facility A in the aggregate principal amount of $10 million and New RMB Facility B in the aggregate principal amount of R180 million. New RMB Facility A bears interest at 2.50% per annum (provided no event of default is continuing), plus the three-month SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the three-month Treasury bill rate). New RMB Facility B bears interest at 1.95% per annum (provided no event of default is continuing), plus the South African rand overnight index average. Interest is payable quarterly in arrears. The New RMB Facilities will mature one year from the closing date of the New Facilities Agreement. As of March 31, 2026, $5.0 million of the New RMB Facilities was utilized. Debt obligations are further discussed in Note 11, “Short-Term Bank Debt and Long-Term Debt” to our consolidated financial statements included elsewhere in this Form 10-K.

Liquidity Position

As of March 31, 2026, we had cash and cash equivalents (including restricted cash) of $40.8 million and working capital of $21.2 million, compared to cash and cash equivalents (including restricted cash) of $48.8 million and working capital of $18.1 million as of March 31, 2025. As of March 31, 2026, Pointer had $18.4 million outstanding under the Hapoalim Revolving Facilities, with $11.6 million of remaining borrowing capacity. As of March 31, 2026, $21.4 million of the RMB General Facility was outstanding. As of March 31, 2026, $5.0 million of the New RMB Facilities was outstanding and the $5.0 million remained available for borrowing. No amounts were outstanding under the New RMB Facility B, which had available borrowing capacity of R180 million or $10.6 million at March 31, 2026. In the aggregate, we had approximately $27.1 million of available short-term borrowing capacity as of March 31, 2026.

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

Operating Activities

During the year ended March 31, 2026, net cash provided by operating activities was $30.5 million, compared to net cash used in operating activities of $3.3 million during the year ended March 31, 2025. The net cash provided by operating activities for the year ended March 31, 2026 primarily included non-cash charges of $60.3 million for depreciation and amortization expense, $11.0 million for bad debts expense, $7.5 million for stock-based compensation, $4.1 million for ROU asset amortization, and $2.3 million for inventory write-downs, partially offset by $2.2 million for other non-cash items and $0.8 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:
•an increase in accounts receivables of $21.2 million;
•an increase in inventory, net of write-downs of $4.5 million;
•a decrease in prepaid expenses and other assets of $2.2 million;
•an increase in deferred costs of $8.5 million;
•an increase in deferred revenue of $1.6 million;
•an increase in accounts payable of $5.2 million;
•an increase in lease liabilities of $3.7 million; and
•a decrease in net severance fund of $1.0 million.

Investing Activities
Net cash used in investing activities for the year ended March 31, 2026 was $39.7 million, compared to net cash used in investing activities of $170.6 million for the year ended March 31, 2025. The net cash used by investing activities was primarily due to $21.6 million for the purchase of fixed assets and $18.5 million for capitalized software development costs. The net cash used in investing activities of $170.6 million in the year ended March 31, 2025 was primarily due to $137.1 million in acquisitions, net of cash assumed from the MiX Combination and FC Acquisition, $20.0 million for the purchase of fixed assets and $13.8 million for capitalized software development costs.

Financing Activities

Net cash provided by financing activities was $0.2 million for the year ended March 31, 2026, compared to net cash provided by financing activities of $115.7 million for the year ended March 31, 2025. The 2026 balance was primarily driven by $5.6 million in repayments of long-term debt and $5.7 million in proceeds from short-term bank borrowings. The cash provided by financing activities in the 2025 period was primarily driven by $125.0 million in proceeds from long-term debt and $66.5 million in gross proceeds from a private placement completed in connection with the FC Acquisition, partially offset by related offering costs. Additional sources of cash included $19.6 million in proceeds from short-term bank borrowings and $1.9 million from the exercise of stock options. These inflows were partially offset by $90.3 million used for the redemption of Series A Preferred Stock in connection with the MiX Combination, $2.8 million used for the repurchase of common stock related to tax withholding on vested restricted stock awards, and $2.6 million in repayments of long-term debt. Debt issuance costs totaled $1.4 million during the 2025 period.

Contractual Obligations and Commitments

Our estimated future obligations consist of leases and debt as of March 31, 2026. For additional discussion on our leases and other commitments, refer to Notes 11, “Short-Term Bank Debt and Long-Term Debt,” and 18, “Leases,” to our consolidated financial statements included elsewhere in this Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2 to our consolidated financial statements contained in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in foreign exchange rates, interest rates and credit risk.

Foreign exchange and translation risk

We report our financial results in U.S. dollars. However, a significant portion of our revenues, assets, indebtedness and other liabilities, and costs are denominated in foreign currencies. Our consolidated results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. For further information regarding this risk and the related currencies affected, please refer to the risk: The international scope of our business exposes us to risks associated with foreign exchange rates, currency fluctuations and economic instability in certain emerging markets described under Part I, Item 1A. “Risk Factors” in this Form 10-K.

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

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at both variable and fixed rates. Please refer to Note 11 to our consolidated financial statements contained in Item 8 of Part II of this Form 10-K, which sets out the terms of each of these loans. In South Africa, the South African Reserve Bank’s Monetary Policy Committee reduced interest rates from 8.25% in May 2024 to 6.75% in November 2025, and interest rates remained at 6.75% through March 2026 before increasing by 25 basis points to 7.00% in May 2026. In Israel, the Bank of Israel reduced interest rates to 4.0% in January 2026 following a period of unchanged rates throughout 2025. Our U.S. dollar-denominated borrowings are based on the Standard Overnight Financing Rate (“SOFR”) for which the 90-day average rate was 3.67% as of March 31, 2026, compared to 4.35% as of March 31, 2025, representing a decrease of 0.68% in the rate period over period.

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

The table below illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of March 31, 2026. The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

Facility	Annual estimated interest charge	Hypothetical Change in rates- Increase	Hypothetical Change in rates- (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,535	1%	(1%)	$484	$(484)
RMB Facilities- Variable	$13,116	1%	(1%)	$1,506	$(1,506)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

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

As of March 31, 2026, trade receivables totaled $93.8 million, net of an allowance for credit losses of $9.2 million. Refer to Note 2 of the consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of the Independent Registered Public Accounting Firm - Deloitte & Touche (PCAOB ID No. 1130)	52
Report of the Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42)	54
Consolidated Balance Sheets as of March 31, 2025 and 2026	55
Consolidated Statements of Operations for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	57
Consolidated Statements of Comprehensive (Loss) Income for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	58
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	59
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	61
Notes to the Consolidated Financial Statements	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerfleet, Inc. and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Redeemable Non-controlling Interests - Refer to Notes 2[AB] and 3 to the consolidated financial statements

Critical Audit Matter Description

On February 1, 2026, the Company, through its subsidiary MiX Telematics Africa (Pty) Ltd (“MiX Africa”), entered into a shareholders agreement between MiX Africa, MiX Telematics Ltd and Macrocomm Group (Pty) Ltd (“Macrocomm”) that provides Macrocomm with a put option redemption feature redeemable in future periods. As potential redemption of the non-controlling interest is not solely within the Company’s control, the non-controlling interest and redemption feature are presented as “temporary equity” within the Company’s consolidated balance sheet.

We identified the accounting for the redeemable non-controlling interest arrangement as a critical audit matter given the complexities involved in auditing management’s accounting conclusions which required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve professionals in our firm with expertise in financial instruments when performing audit procedures to assess the unit of accounting for the redeemable non-controlling interest and put option;

balance sheet classification of the redeemable non-controlling interest, including whether embedded features of the redeemable non-controlling interest meets the definition of a derivative and requires bifurcation; how the redeemable non-controlling interest should be initially and subsequently measured; and the impacts of the redeemable non-controlling interest on the determination of earnings per share given the redemption features of the non-controlling interest.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the redeemable non-controlling included the following, among others:

•We evaluated the design and tested the operating effectiveness of internal controls over the accounting for the redeemable non-controlling interest, including those over the identification and application of the relevant accounting guidance to account for the redeemable non-controlling interest.

•We evaluated the key terms of the underlying non-controlling interest agreements, including put options features.

•We evaluated, with the assistance of professionals in our firm with expertise in financial instruments, the appropriateness of the Company’s accounting for the redeemable non-controlling interest based on the underlying contractual arrangements and the relevant authoritative accounting guidance, including accounting conclusions regarding the appropriate unit of accounting for the redeemable non-controlling interest and put options; balance sheet classification of the redeemable non-controlling interest, including whether embedded features of the redeemable non-controlling interest meet the definition of a derivative and require bifurcation; how the redeemable non-controlling interests should be initially and subsequently measured; and the impacts of the redeemable non-controlling interest on the determination of earnings per share given the redemption features of the non-controlling interest.

Goodwill impairment assessment – Refer to Notes 2[I] and 8 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 2[I] to the consolidated financial statements, the Company, which is organized, and operates a single reporting unit, performs goodwill impairment testing on an annual basis as of October 1st of each year. The Company also performs testing more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The estimated fair value of the reporting unit was derived using a market approach. The market approach valuation utilizes observable market data from comparable publicly traded companies and incorporates assumptions including the selection of comparable companies and a control premium representative of management’s expectation of a hypothetical acquisition of the reporting unit.

We identified the Company’s goodwill impairment assessment as a critical audit matter. The evaluation of the methodology and significant assumptions used to estimate the fair value of the reporting unit involved a high degree of auditor judgment and specialized skills and knowledge. Specifically, the control premium assumption used to determine the average share price of the Company’s stock involved subjective assessments of market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment included the following, among others:

•We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s estimated fair value of the reporting unit, including controls over the application of valuation approaches and development of the significant assumptions.

•We involved valuation professionals with specialized skills and knowledge to evaluate the reasonableness of the Company's control premium by comparing it to data from publicly available premium studies for public company transactions.

/s/ Deloitte & Touche
Johannesburg, South Africa
June 15, 2026

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive (Loss) Income, changes in stockholders’ equity and cash flows of Powerfleet, Inc. and subsidiaries (the “Company”) for the three-month period ended March 31, 2024 and for the year ended December 31, 2023, and the related notes. In our opinion, the 2024 consolidated financial statements, present fairly, in all material respects, the results of its operations and its cash flows for the three-month period ended March 31, 2024 and the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Iselin, New Jersey

August 22, 2024

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2025	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$44,392	$36,496
Restricted cash	4,396	4,322
Accounts receivable, net of allowance for credit losses of $4,057 and $9,177 as of March 31, 2025 and 2026, respectively	78,623	93,820
Inventory, net	18,350	22,448
Prepaid expenses and other current assets	23,319	22,094
Total current assets	169,080	179,180
Fixed assets, net	58,011	62,398
Goodwill	383,146	411,995
Intangible assets, net	258,582	255,518
Right-of-use asset	12,339	15,893
Severance payable fund	3,796	4,445
Deferred tax asset	3,934	4,537
Other assets	21,183	21,599
Total assets	$910,071	$955,565

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$41,632	$50,355
Accounts payable	41,599	46,353
Accrued expenses and other current liabilities	45,327	37,699
Deferred revenue - current	17,375	20,159
Lease liability - current	5,076	3,386
Total current liabilities	151,009	157,952
Long-term debt - less current maturities	232,160	229,669
Deferred revenue - less current portion	5,197	4,005
Lease liability - less current portion	8,191	13,505
Accrued severance payable	6,039	5,666
Deferred tax liability	57,712	60,063
Other long-term liabilities	3,021	3,090
Total liabilities	463,329	473,950
Commitments and Contingencies (Note 19)

REDEEMABLE NON-CONTROLLING INTERESTS
Redeemable non-controlling interests	—	6,009

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—
Common stock; authorized 175,000 shares, $0.01 par value; 135,379 and 136,224 shares issued at March 31, 2025 and March 31, 2026, respectively; shares outstanding, 133,316 and 134,158 at March 31, 2025 and 2026, respectively	1,343	1,343
Additional paid-in capital	671,400	682,344
Accumulated deficit	(205,783)	(226,335)

Accumulated other comprehensive (loss) income	(8,850)	29,660
Treasury stock; 2,063 and 2,066 common shares at cost at March 31, 2025 and 2026, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	446,592	475,494
Non-controlling interest	150	112
Total equity	446,742	475,606

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$910,071	$955,565

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Revenues:
Products	$49,741	$12,080	$85,584	$83,975
Services	83,995	21,660	276,931	359,802
Total revenues	133,736	33,740	362,515	443,777

Cost of revenues:
Cost of products	36,404	9,514	61,961	59,153
Cost of services	30,256	8,023	106,017	138,202
Total cost of revenues	66,660	17,537	167,978	197,355

Gross profit	67,076	16,203	194,537	246,422

Operating expenses:
Selling, general and administrative expenses	71,253	21,832	204,361	208,487
Research and development expenses	8,380	2,018	16,061	18,359
Total operating expenses	79,633	23,850	220,422	226,846

(Loss) income from operations	(12,557)	(7,647)	(25,885)	19,576

Interest income	103	259	926	780
Interest expense	(1,602)	(709)	(20,330)	(27,526)
Bargain purchase - Movingdots	9,034	—	—	—
Other expense	(29)	(55)	(1,163)	(4,086)

Net loss before income taxes	(5,051)	(8,152)	(46,452)	(11,256)

Income tax expense	(589)	(352)	(4,517)	(8,688)

Net loss before non-controlling interest	(5,640)	(8,504)	(50,969)	(19,944)
Non-controlling interest	(35)	(11)	(18)	(608)

Net loss	(5,675)	(8,515)	(50,987)	(20,552)

Accretion of preferred stock	(7,139)	(9,996)	—	—
Preferred stock dividend	(4,493)	(1,128)	(25)	—

Net loss attributable to common stockholders	$(17,307)	$(19,639)	$(51,012)	$(20,552)

Net loss per share attributable to common stockholders - basic and diluted	$(0.49)	$(0.55)	$(0.43)	$(0.15)

Weighted-average common shares outstanding - basic and diluted	35,628	35,813	119,877	133,761

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Net loss attributable to common stockholders	$(17,307)	$(19,639)	$(51,012)	$(20,552)

Foreign currency translation adjustment	594	(369)	(7,865)	38,510

Total other comprehensive income (loss)	594	(369)	(7,865)	38,510

Comprehensive (loss) income	$(16,713)	$(20,008)	$(58,877)	$17,958

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest *	Total Stockholder’s Equity
	Number of Shares	Amount
Balance at January 1, 2023	37,605	$376	$219,055	$(140,806)	$(1,210)	$(8,510)	$78	$68,983
Retained earnings adjustment for adoption of ASU 2016-13	—	—	—	200	—	—	—	200
Net loss attributable to common stockholders	—	—	(11,632)	(5,675)	—	—	—	(17,307)
Net income attributable to non-controlling interest	—	—	—	—	—	—	35	35
Warrant issued in connection with acquisition	—	—	1,347	—	—	—	—	1,347
Foreign currency translation adjustment	—	—	—	—	594	—	(11)	583
Issuance of restricted shares	1,247	13	(13)	—	—	—	—	—
Forfeiture of restricted shares	(152)	(2)	2	—	—	—	—	—
Exercise of stock options	16	—	36	—	—	—	—	36
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(141)	—	(141)
Stock-based compensation	—	—	3,908	—	—	—	—	3,908
Balance at December 31, 2023	38,716	$387	$212,703	$(146,281)	$(616)	$(8,651)	$102	$57,644
Net loss attributable to common stockholders	—	—	(11,124)	(8,515)	—	—	—	(19,639)
Net income attributable to non-controlling interest	—	—	—	—	—	—	11	11
Foreign currency translation adjustment	—	—	—	—	(369)	—	(8)	(377)
Forfeiture of restricted shares	(7)	—	—	—	—	—	—	—
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(31)	—	(31)
Stock-based compensation	—	—	1,028	—	—	—	—	1,028
Balance at March 31, 2024	38,709	$387	$202,607	$(154,796)	$(985)	$(8,682)	$105	$38,636
Net loss attributable to common stockholders	—	—	(25)	(50,987)	—	—	—	(51,012)
Net income attributable to non-controlling interest	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	(7,865)	—	22	(7,843)
Proceeds from private placement, net of costs to issue common stock	20,000	200	66,259	—	—	—	—	66,459
Acquired through MiX Combination	—	—	7,818	—	—	—	5	7,823

Shares issued in connection with MiX Combination	70,704	707	361,298	—	—	—	—	362,005
Shares issued in connection with FC Acquisition	4,286	43	21,300	—	—	—	—	21,343
Issuance of restricted shares	54	1	(1)	—	—	—	—	—
Shares issued for transaction bonus	174	1	888	—	—	—	—	889
Shares withheld pursuant to vesting of restricted stock	—	—	—	—	—	(2,836)	—	(2,836)
Issue of stock appreciation rights	842	—	—	—	—	—	—	—
Exercise of stock options	610	4	1,894	—	—	—	—	1,898
Stock-based compensation	—	—	9,362	—	—	—	—	9,362
Balance as of March 31, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(20,552)	—	—	—	(20,552)
Foreign currency translation adjustment	—	—	—	—	38,510	—	—	38,510
Issue of stock appreciation rights and restricted share awards	832	—	—	—	—	—	—	—
Exercise of stock options	13	—	39	—	—	—	—	39
Stock-based compensation	—	—	7,541	—	—	—	—	7,541
Dividends declared	—	—	—	—	—	—	(38)	(38)
MiX Africa Equity rebalancing	—	—	3,364	—	—	—	—	3,364
Balance as of March 31, 2026	136,224	$1,343	$682,344	$(226,335)	$29,660	$(11,518)	$112	$475,606

(*) Excludes redeemable non-controlling interests.

See accompanying notes to consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Cash flows from operating activities
Net loss	$(5,675)	$(8,515)	$(50,987)	$(20,552)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Non-controlling interest	35	11	18	608
Gain on bargain purchase	(9,034)	—	—	—
Inventory reserve	1,500	59	4,480	2,339
Stock-based compensation expense	3,908	1,028	9,362	7,541
Depreciation and amortization	9,445	1,943	47,494	60,280
Right-of-use assets, non-cash lease expense	2,814	763	5,007	4,056
Derivative mark-to-market adjustment	—	—	(504)	(775)
Bad debts expense	1,767	970	9,418	10,988
Deferred income taxes	(6)	97	(4,872)	(1,737)
Shares issued for transaction bonuses	—	—	889	—
Lease termination and modification losses	—	—	295	(233)
Other non-cash items	103	(112)	1,061	(2,159)
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	746	(14,048)	(21,232)
Inventories	(1,743)	726	5,729	(4,464)
Prepaid expenses and other current assets	791	(1,440)	5,474	2,201
Deferred costs	679	41	(8,437)	(8,545)
Deferred revenue	(295)	112	1,748	1,623
Accounts payable, accrued expenses and other current liabilities	4,440	4,021	(12,162)	5,228
Lease liabilities	(2,851)	(694)	(4,558)	(3,685)
Accrued severance payable	(21)	36	1,248	(1,021)

Net cash provided by (used in) operating activities	4,397	(208)	(3,345)	30,461

Cash flows from investing activities
Acquisition, net of cash assumed	8,722	—	(137,112)	55
Purchase of investments	(100)	—	—	—
Proceeds from sale of fixed assets	—	—	12	140
Capitalized software development costs	(3,629)	(591)	(13,782)	(18,532)
Capital expenditures	(3,464)	(1,309)	(20,008)	(21,618)
Repayment of loan advanced to external parties	—	—	294	207

Net cash provided by (used in) investing activities	1,529	(1,900)	(170,596)	(39,748)

Cash flows from financing activities
Repayment of long-term debt	(4,408)	(11,037)	(2,642)	(5,604)
Short-term bank debt, net	4,321	(10,030)	19,551	5,716
Purchase of treasury stock upon vesting of restricted stock	(141)	(31)	(2,836)	—
Repayment of financing lease	(129)	—	—	—
Payment of preferred stock dividend and redemption of preferred stock	(3,385)	—	(90,298)	—
Proceeds from private placement, net	—	—	66,459	—
Proceeds from long-term debt	—	115,000	125,000	—
Payment of long-term debt costs	—	(1,081)	(1,410)
Proceeds from exercise of stock options, net	36	—	1,898	39

Net cash (used in) provided by financing activities	(3,706)	92,821	115,722	151

Effect of foreign exchange rate changes on cash and cash equivalents	(877)	(381)	(2,657)	1,166
Net increase (decrease) in cash and cash equivalents, and restricted cash	1,343	90,332	(60,876)	(7,970)
Cash and cash equivalents, and restricted cash at beginning of the period	17,989	19,332	109,664	48,788

Cash and cash equivalents, and restricted cash at end of the period	$19,332	$109,664	$48,788	$40,818

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	17,680	19,022	24,354	44,392
Restricted cash	309	310	85,310	4,396
Cash and cash equivalents, and restricted cash, at beginning of the period	$17,989	$19,332	$109,664	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	19,022	24,354	44,392	36,496
Restricted cash	310	85,310	4,396	4,322
Cash and cash equivalents, and restricted cash, at end of the period	$19,332	$109,664	$48,788	$40,818

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes (1)	$175	$262	$4,283	$7,250
Interest	$1,656	$447	$15,335	$24,490

Noncash investing and financing activities:
Issuance of derivative on long-term debt	$—	$2,226	$—	$—
Common stock issued for transaction bonus	$—	$—	$9	$—
Shares issued in connection with MiX Combination	$—	$—	$362,005	$—

Shares issued in connection with FC Acquisition	$—	$—	$21,343	$—
Value of warrant issued in connection with Movingdots acquisition	$1,347	$—	$—	$—
Value of licensed intellectual property acquired in connection with Movingdots acquisition	$1,517	$—	$—	$—
Preferred stock dividends paid in shares	$1,108	$—	$—	$—
Issuance of redeemable non-controlling interest	$—	$—	$—	$8,765
Rebalancing of ownership percentage between parent and subsidiaries	$—	$—	$—	$(3,364)

(1) Following the adoption of ASU 2023-09, for the year ended March 31, 2026, income taxes paid amounted to $4.0 million for South Africa, $1.1 million for Israel, $1.0 million for Australia, $0.5 million for Mexico and $0.7 million to other jurisdictions.

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

On April 2, 2024 (the “Implementation Date”), the Company consummated the transactions contemplated by the Implementation Agreement, dated as of October 10, 2023 (the “Implementation Agreement”), that the Company entered into with Main Street 2000 Proprietary Limited, a private company incorporated in the Republic of South Africa and a wholly owned subsidiary of the Company (“Powerfleet Sub”), and MiX Telematics Limited, formerly a public company incorporated under the laws of the Republic of South Africa (“MiX Telematics”), pursuant to which MiX Telematics became an indirect, wholly owned subsidiary of the Company (the “MiX Combination”). The consolidated financial statements as of and for the year ended March 31, 2026 include the financial results of MiX Telematics and its subsidiaries.

On October 1, 2024 (the “FC Closing Date”), the Company consummated the transactions contemplated by the Share Purchase Agreement, dated as of September 18, 2024 (the “Purchase Agreement”), by and among Golden Eagle Topco, LP (“Golden Eagle LP”), the persons that are party to the Purchase Agreement under the heading “Other Sellers” (the “Other Sellers” and, together with Golden Eagle LP, the “Sellers”), the Company and Powerfleet Canada Holdings Inc., a wholly owned subsidiary of the Company (the “Canadian SPV” and, together with the Company, the “Purchasers”), pursuant to which the Purchasers acquired all of the direct and indirect common shares in the capital of Golden Eagle Canada Holdings, Inc. (“Canada Holdco”) and Complete Innovations Holdings Inc. (“CIH”), and all of the issued and outstanding shares of common stock of Golden Eagle Holdings, Inc. (together with Canada Holdco and CIH, “Fleet Complete”). As a result, Fleet Complete became an indirect, wholly owned subsidiary of the Company (the “FC Acquisition”). The consolidated financial statements as of and for the year ended March 31, 2026 include the financial results of Fleet Complete and its subsidiaries.

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

[B] Use of estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, assumptions used in business combinations, allowance for credit losses, income taxes, realization of deferred tax assets, accounting for uncertain tax positions, the impairment of intangible assets, including goodwill and long-lived assets, capitalized software development costs, standalone selling prices (“SSP”), valuation of the derivative asset, redeemable non-controlling interest, and market-based stock-based compensation costs. Actual results could differ materially from those estimates and assumptions made.

[C] Cash and cash equivalents:

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation and other local jurisdictional limits. Restricted cash at March 31, 2025 totaled $4,396 and consisted primarily of cash of $3,336 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $311 held in escrow for purchases from a vendor, cash of $698 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries and cash securing guarantees of $51 issued in respect of property lease agreements entered into by MiX Telematics Australasia. Restricted cash at March 31, 2026 totaled $4,322 and consisted primarily of cash of $3,156 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $720 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries, cash securing guarantees of $58 issued in respect of property lease agreements entered into by MiX Telematics Australasia, cash securing guarantees of $76 issued in respect of property lease agreements entered into by Fleet Complete Australia.

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

The Company does not have any off-balance sheet credit exposure related to its customers.

An analysis of the allowance for credit losses for the periods ended March 31, 2025 and 2026 is as follows (in thousands):

Allowance for credit losses, March 31, 2024	$3,197
Current period provision for expected credit losses	9,418
Write-offs charged against the allowance	(8,908)
Foreign currency translation	350
Allowance for credit losses, March 31, 2025	$4,057
Current period provision for expected credit losses	16,780
Write-offs charged against the allowance	(12,753)
Foreign currency translation	1,093
Allowance for credit losses, March 31, 2026	$9,177

[E] Revenue recognition:

The Company generates revenue from sales of products and from customer SaaS, data integration and hosting infrastructure fees. The revenue streams are categorized as product revenue and services revenue, based on the nature of the underlying goods and services provided.

Product revenues consists primarily of revenue derived from the sale of hardware devices.

Service revenue consists primarily of revenue derived from the provision of recurring subscription services, as well as professional implementation and other non-recurring services.

The Company also generates revenue through distributor and channel partner arrangements and, to a lesser extent, leasing arrangements.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.

The Company applies the following five‑step model under ASC 606 to determine revenue recognition: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the performance obligations are satisfied.

The Company utilizes significant judgment to determine whether control of the hardware has transferred to the customer (i.e. distinct to the customer separate from SaaS services provided). For products which are not distinct to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation.

Product Revenue

Product revenue consists primarily of hardware, parts and accessories relating to AI-enabled cameras, in-vehicle telematics devices and in-warehouse devices and sensors.

Product revenue is recognized at a point in time when control transfers to the customer, typically upon shipment or delivery in accordance with contractual terms.

Recurring Subscription Services

Recurring subscription revenue consists primarily of access to the Company’s cloud‑based software platforms, data analytics, hosted applications, and connectivity services that enable data transmission between devices and the Company’s systems. Subscription arrangements are generally non‑cancellable and range from one to five years.

Recurring subscription services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Accordingly, these services are accounted for as a single performance obligation satisfied over time, as customers simultaneously receive and consume the benefits of the services.

Revenue is recognized ratably over the contractual service period beginning when the services are made available to the customer.

Professional Implementation and Other Non-Recurring Services

Professional and other non-recurring services consist primarily of implementation, installation, configuration, training, and technical support services.

Revenue from professional services is recognized at a point in time when the services are performed, as these services are typically short-term in nature and customers receive the benefit upon completion of the services provided.

Distributor and Partner Arrangements

The Company sells its products and services both directly to customers and indirectly through distributors and channel partners.

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

Transaction Price and Allocation - Standalone Selling Price (SSP)

For contracts containing multiple performance obligations, the Company applies judgment in identifying performance obligations and determining whether promised goods or services are distinct or should be combined as a single performance obligation.

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

Contract Balances

Contract liabilities (deferred revenue) consist of amounts invoiced or received in advance of satisfying performance obligations, primarily related to subscription, connectivity, maintenance, and support services. Deferred revenue is recognized over the applicable service period and classified as current or long‑term based on the timing of expected satisfaction of performance obligations.

Costs to Obtain Contracts

Incremental costs of obtaining contracts, primarily sales commissions paid to employees and distributors, are capitalized when the Company expects to recover those costs. These costs are amortized on a systematic basis over the estimated period of benefit, generally one to five years.

Warranties

The Company’s standard hardware warranties represent assurance-type warranties and are not separate performance obligations under ASC 606. Expected costs associated with these warranties are recognized as an expense when the related products are sold and are accounted for in accordance with ASC 460.

Remaining Performance Obligations

The Company has elected the practical expedients permitted under ASC 606 and therefore does not disclose the value of remaining performance obligations for:

(i) contracts with original expected durations of one year or less; and
(ii) contracts for which revenue is recognized in an amount corresponding directly with the value transferred to the customer.

[F] Inventory:

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the “moving average” cost method or the first-in first-out (“FIFO”) method. Inventory consists of components and finished products.

Inventory write-downs are established in order to report inventories at the lower of cost or net realizable value in the consolidated balance sheets. The determination of inventory valuation reserves requires management to make estimates and judgments on the future salability of inventories. Valuation reserves for obsolete and slow-moving inventory are estimated based on assumptions of future sales forecasts, product life cycle expectations, the impact of new product introductions, production requirements, and specific identification of items, such as product discontinuance or engineering/material changes and by comparing the inventory levels to historical usage rates.

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

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. As of October 1, 2025, the Company performed a quantitative assessment whereby the fair value of the reporting unit is calculated using a market approach. The fair value of the reporting unit was substantially more than its carrying value.

During the quarter March 31, 2026, the Company experienced a decline in its market capitalization as a result of a decrease in its stock price, which represented a triggering event requiring the Company’s management to perform quantitative goodwill impairment tests. The Company performed a quantitative assessment whereby the fair value of its single reporting unit, including the implied control premium, was estimated and compared to its market capitalization as of March 31, 2026 to determine if the fair value is reasonable compared to external market indicators. Market capitalization is determined by multiplying the number of shares of common stock outstanding by the market price of its common stock as of the assessment date. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. As a result of this quantitative assessment, the Company determined that the fair value of the reporting unit was not less than its carrying amount and thus goodwill was not impaired as of March 31, 2026. Changes in judgments, assumptions, and estimates could result in significantly different fair value estimates.

For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, the Company did not incur an impairment charge.

[J] Product warranties:

The Company typically provides a 1 to 8-year warranty on its products. Estimated future warranty costs are accrued in the period that the related revenue is recognized and are included in accrued expenses and other current liabilities in the consolidated balance sheets. These estimates are derived from historical data and trends of product reliability and costs of repairing and replacing defective products.

[K] Research and development:

Research and development costs are charged to expense as incurred and consist primarily of salaries and related expenses, supplies and contractor costs. Research and development costs were $8,380, $2,018, $16,061 and $18,359 for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, respectively. The Company capitalizes the portion of its internal-use software development costs that meets the criteria for capitalization.

[L] Internal-use software and technology:

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

Software capitalized is amortized on a straight-line basis over its estimated useful life ranging from 3 to 5 years, commencing on the date when the software is ready for its intended use.

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

For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, there were no customers who generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

[O] Benefit plan:

The Company maintains a retirement plan under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. All employees with U.S. source income are eligible to participate in the plan immediately upon employment. For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, the Company contributed $379, $88, $456, and $567, respectively, to the plan.

[P] Severance pay:

The liability of the Company’s subsidiaries in Israel for severance pay is calculated pursuant to Israel’s Severance Pay Law 5273-1963 (the “Severance Law”) based on the most recent salary of the employees multiplied by the number of years of employment as of balance sheet date and are presented on an undiscounted basis. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. The liability for the Company and its subsidiaries in Israel is fully provided by monthly deposits with insurance policies and by accrual. The value of these policies is recorded as an asset and classified as severance payable fund in the Company’s consolidated balance sheets.

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits or losses accumulated to balance sheet date.

Some of the Company’s employees are subject to Section 14 of the Severance Law and the General Approval of the Labor Minister dated June 30, 1998, issued in accordance to the said Section 14, mandating that upon termination of such employees’ employment, all the amounts accrued in their insurance policies shall be released to them. The severance pay liabilities and deposits covered by these plans are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

[Q] Stock-based compensation:

The Company operates various stock-based compensation plans, under which the entity receives services from employees as consideration for equity instruments of the Company. Settlement has taken place out of a fresh issue of shares. The Company accounts for stock-based employee compensation for all share-based payments, including grants of stock options, restricted stock and stock appreciation rights, as an operating expense based on their fair values on the grant date. The Company recorded stock-based compensation expense of $3,908, $1,028, $9,362, and $7,541, for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, respectively.

The Company estimates the fair value of share-based option awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations. The Company estimates forfeitures at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The estimate is based on the Company’s historical rates of forfeitures. Estimated forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company grants restricted stock units (“RSUs”) and performance stock units (“PSUs”) to employees and directors under its equity incentive plans.

Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting. RSUs are generally subject to service-based vesting conditions and vest in equal installments over a three-year period, provided the recipient remains employed by, or continues to provide service to, the Company through each applicable vesting date.

PSUs represent the right to receive a variable number of shares of the Company’s common stock upon vesting, subject to the achievement of specified performance criteria and continued service requirements.

The grant-date fair value of RSUs is based on the closing market price of the Company’s common stock on the grant date and is recognized as stock-based compensation expense on a straight-line basis over the requisite service period. Compensation expense for RSUs with performance conditions is recognized over the requisite service period when achievement of the performance conditions becomes probable.

The PSU’s vest upon the achievement of specified performance targets established for the Company’s executive officers and senior management team, subject to the continued employment of the participant through the applicable vesting date. Compensation expense related to these awards is recognized over the requisite service period based on the grant-date fair value of the awards and the probability of achieving the applicable performance conditions.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue according to the provisions of relevant tax law as selling, general, and administrative expenses and incomes taxes, respectively, in the consolidated statements of operations. For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, interest and penalties were immaterial. The Company elected to account for the U.S. tax on its Global Intangible Low-Taxed Income (“GILTI”) from its foreign subsidiaries as a period cost and, therefore included GILTI expense in its effective tax rate calculation.

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

Fair value measurement of financial assets and liabilities on a recurring basis (in thousands):

	As of March 31, 2026
		Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$280,024	$281,081	$—	$281,081	$—

Prepayment derivative	$3,505	$3,505	$—	$—	$3,505

	As of March 31, 2025
		Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Loans to external parties	$194	$194	$—	$—	$194

Debt	$273,792	$275,179	$—	$275,179	$—

Prepayment derivative	$2,730	$2,730	$—	$—	$2,730

The following table shows a reconciliation from the opening balances to the closing balances for Level 3 fair values (in thousands):

	Loans to external parties	Prepayment derivative

Balance at March 31, 2024	$—	$2,226
Assumed in business combinations	474	—
Repayments	(294)	—
Foreign currency translation difference	14	—
Net change in fair value	—	504
Balance at March 31, 2025	194	2,730
Repayments	(207)	—
Foreign currency translation difference	13	—
Net change in fair value	—	775
Balance at March 31, 2026	$—	$3,505

There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the years ended March 31, 2025 and 2026.

[T] Advertising and marketing expense:

Advertising and marketing costs are expensed as incurred and are classified as selling, general and administrative expenses on the consolidated statements of operations. Advertising and marketing expense for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 amounted to $2,300, $1,698 $5,000 and $7,551, respectively.

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

Foreign currency transaction gains and losses related to operational expenses denominated in a currency other than the functional currency are included in the determination of net income (loss). Foreign currency transaction gains (losses) primarily related to long-term debt of $839, $(43), $(1,790) and $(3,862) for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and March 31, 2026, respectively, are included in interest expense in the consolidated statements of operations.

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

[W] Recently adopted accounting pronouncements:

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and was adopted prospectively by the Company during the year ended March 31, 2026. See Note 17 and consolidated statements of cash flow for details.
[X] Recently issued accounting pronouncements:

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

[Z] Restructuring expenses

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

[AA] Non-controlling interests

The Company presents non-controlling interests in consolidated entities within equity, separate from the equity attributable to Powerfleet stockholders, to the extent that such non-controlling interests do not have redemption features that are not solely within the control of the Company, as discussed below. Net income (loss) attributable to non-controlling interests is presented below net income (loss) before non-controlling interest. Earnings per share is determined after the impact of the non-controlling interests’ share in net income of the Company.

[AB] Redeemable non-controlling interests

The Company presents non-controlling interests in the mezzanine (“temporary equity”) section of the consolidated balance sheets, between liabilities and equity, to the extent that such non-controlling interests have redemption features, such as a put option, that is redeemable at a fixed or determinable price on a fixed or determinable date at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company. Due to its redeemable features that are outside the control of the Company, the redeemable non-controlling interest is and will continue to be reported in the mezzanine section in the consolidated balance sheets for as long as the put option is exercisable by the option holder. The carrying amount of the redeemable non-controlling interest, initially valued at fair value as part of acquisition accounting, is adjusted each reporting period to equal the greater of the (i) redemption value or (ii) carrying value of the non-controlling interest, adjusted each reporting period through income or loss attributable to the non-controlling interest and adjusted for any distributions made to date. Any measurement adjustments, if applicable, to the redeemable non-controlling interest are recognized in additional paid-in capital in the consolidated balance sheets. Refer to Note 3 herein for further details related to the redeemable non-controlling interests.

NOTE 3 - ACQUISITION

Acquisition During Fiscal Year 2026

RTS Acquisition

On February 1, 2026 (the “RTS Closing Date”), MiX Telematics Africa (Pty) Ltd. (“MiX Africa”), a wholly owned subsidiary of the Company, entered into an agreement for the acquisition of RTS Solutions Africa (Pty) Ltd. (“RTS”) from Macrocomm Group (Pty) Ltd (“Macrocomm”). Mix Africa acquired 100% of the issued and outstanding equity shares of RTS in exchange for the issuance of 127 shares of MiX Africa to Macrocomm, representing 11.27% of MiX Africa’s outstanding equity shares with an issuance date fair value of $8,765, which constituted the total consideration transferred to Macrocomm.

The RTS Acquisition met the criteria for a business combination to be accounted for using the acquisition method under ASC 805 with the Company identified as the legal and the accounting acquirer.

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

The allocation of purchase price was as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$247
Accounts receivable, net	909
Inventory, net	1,320
Prepaid expenses and other current assets	17
Fixed assets, net	75
Intangible assets, net
Trade name	586
Developed technology	558
Total assets acquired	$3,712

Liabilities assumed:
Accounts payable and accrued expenses	$213
Lease liability - current	62
Deferred tax liability	309
Total liabilities assumed	$584

Total identifiable net assets acquired	$3,128
Goodwill	5,637
Purchase price consideration	$8,765

Total revenue and net income of RTS included in the consolidated statement of operations for the year ended March 31, 2026 was $708 and $1, respectively.

The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The Company’s allocation of the purchase price to certain assets acquired and liabilities assumed is provisional and the Company will continue to adjust those estimates as additional information pertaining to events or circumstances present at February 1, 2026 becomes available and final valuation and analysis are completed. The fair values of the assets acquired and liabilities assumed, including the identifiable assets acquired, have been preliminarily determined using the income and cost approach, and are partially based on inputs that are unobservable. The Company used discounted cash flow analyses to assess certain components of its purchase price allocation as a result of the acquisition. The fair value of the market related intangible asset was determine using an income approach based on the relief from royalty method. The fair value of the developed technology was determined using the multi-period excess earnings method.

For the fair value estimates, the Company used (i) forecasted future cash flows, (ii) historical and projected financial information, (iii) revenue growth rates, (iv) customer attrition rates, (v) royalty rates, and (vi) discount rates, as relevant, that market participants would consider when estimating fair values.

The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. Adjustments to the preliminary fair value of the assets acquired and assumed liabilities during the measurement period, which extends through January 31, 2027, will be recorded during the period in which the adjustments are determined, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed (i.e. the historical reported financial statements will not be retrospectively adjusted).

The provisional amounts for assets acquired and liabilities assumed include:

•The fair value of accounts receivable and other receivables, which may be subject to adjustment for reassessment of collectability as of the date of acquisition, collections and other adjustment subsequent to the acquisition;
•Fixed assets, for which the preliminary estimates are subject to revision for finalization of preliminary appraisals;
•Lease liabilities, which will be subject to adjustment upon completion of the review of the inputs, including sublease assumptions, for the calculations;
•Acquired inventory, which values are still being assessed on an individual basis;
•Acquired intangible assets will be subject to adjustment as additional assets are identified, estimates and forecasts are refined and disaggregated, useful lives are finalized, and other factors deemed relevant are considered;
•Deferred income taxes will be subject to adjustment based upon the completion of the review of the book and tax bases of assets acquired and liabilities assumed, and the impact of the revisions of estimates for the items; and
•Goodwill will be subject to adjustment for the impact of the revisions of estimates for these items described above.

The Company will finalize the purchase price allocation no later than one year from the acquisition date.

Acquired Identifiable Intangible Assets

The following table sets forth preliminary estimated fair values of the components of the identifiable intangible assets acquired (in thousands) and their estimated useful lives:

	Fair value	Weighted-average useful lives
Trade name	$586	14	years
Developed technology	558	5	years
	$1,144

Acquisition - Related Expenses

The Company expensed a total of $225 of acquisition-related costs in the consolidated statements of operations related to the RTS Acquisition in the year ended March 31, 2026. Acquisition-related costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

Financial Information

If the business acquired in the RTS Acquisition was acquired on April 1, 2025, it would have contributed revenue of $4.1 million and a net loss of $356 for the year ended March 31, 2026, of which $153 related to the amortization of acquired identifiable intangible assets.

Redeemable Non-Controlling Interests

In connection with the RTS Acquisition, MiX Africa and MiX Telematics Ltd entered into a shareholders agreement with Macrocomm, which provides, among other things, Macrocomm with an option, exercisable within six months following the fifth year anniversary of consummation of the RTS Acquisition, to require MiX Africa or its nominee to purchase all equity interests in MiX Africa held by Macrocomm for either (i) the greater of (x) an amount based on a predetermined formula applied to MiX Africa’s revenue for the immediately preceding financial year and (y) R90,000, with settlement in cash, and (ii) a fixed number of shares of the Company’s common stock (provided that the Company’s common stock is then-listed on the Johannesburg Stock Exchange) (the “Put Option”).

As a result of the put option redemption feature, and because the redemption is not solely within the control of the Company, the non-controlling interest is considered redeemable and is classified in temporary equity within the Company’s consolidated balance sheets, initially at its acquisition date fair value. The non-controlling interest is adjusted each reporting period for income (or loss) attributable to the non-controlling interest and any applicable distributions made. Although the non-controlling interest is not currently redeemable, the Company has concluded that it is probable that it will become redeemable in the future. Accordingly, because the Company has elected the immediate method to recognize changes in the redemption value as they occur, each reporting period a measurement period adjustment, if any, is recorded to adjust the non-controlling interest to the greater of (x) the redemption value, assuming it was redeemable at the reporting date, or (y) its carrying value. The fair value of the redeemable non-controlling interest, including the Put Option, recognized on the acquisition date was $8,765. The fair value was estimated by applying the Monte Carlo simulation method. Key assumptions include risk-neutral expected growth rates based on management’s assessments of expected growth in revenue of MiX Africa, adjusted by appropriate factors capturing their correlation with the market and volatility, discounted at an appropriate discounting rate.

The table below presents the reconciliation of changes in redeemable non-controlling interests (in thousands):

Year ended March 31, 2026
Beginning balance	$—
Issuance of redeemable non-controlling interest	8,765
Rebalancing of ownership percentage between parent and subsidiaries	(3,364)
Net income (loss) attributable to redeemable non-controlling interest	608
Ending balance	$6,009

Pursuant to ASC 810, Consolidation, on the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with non-controlling interests unit holders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying value of the non-controlling interests shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent. Accordingly, as a result of the issuance of 127 shares of common stock of Mix Africa to Macrocomm on February 4, 2026 (pursuant to the RTS acquisition), which resulted in a change to the ownership percentages between Powerfleet stockholders’ equity and non-controlling interests in Mix Africa, the Company has decreased the above redeemable non-controlling interests in MiX Africa and increased additional paid-in capital in the Company’s stockholders’ equity by $3,364 as of March 31, 2026.

Reconciliation of Acquisition, Net of Cash Assumed

The following table is a reconciliation of acquisition, net of cash assumed in the consolidated statements of cash flows for the period ended March 31, 2026 (in thousands):

RTS Acquisition	$247
Powerfleet Africa Sky	(192)
Acquisition, net of cash assumed	$55

Acquisitions During Fiscal Year 2025

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

The estimated fair value of the consideration transferred for MiX Telematics was $369,823 as of the Implementation Date, which consisted of the following:

(in thousands, except for share price and exchange ratio)	April 2, 2024
Number of MiX Telematics ordinary shares outstanding	554,021
Exchange ratio	0.12762
Shares of Powerfleet common stock issued for MiX Telematics ordinary shares outstanding	70,704
Powerfleet stock price*	5.12
Fair value of Powerfleet common stock transferred to MiX Telematics shareholders	$362,005
Replacement of acquiree’s equity awards by the acquirer**	7,818
Total fair value of consideration	$369,823

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

Acquired Identifiable Intangible Assets

The following table sets forth the fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted-average useful lives
Trade name	$10,000	14	years
Developed technology	30,000	5	years
Customer relationships	113,000	13	years
	$153,000

Acquisition-Related Expenses

The Company expensed a total of $21,177 of acquisition-related costs related to the MiX Combination, $15,377 of which was expensed in the year ended March 31, 2025. Acquisition-related costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

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

Concurrently with the closing of the FC Acquisition, on October 1, 2024, the Company consummated a private placement contemplated by the Subscription Agreement, dated as of September 18, 2024, by and among the Company and various accredited investors party thereto (the “Investors”), pursuant to which the Investors purchased from the Company, and the Company issued to such Investors, an aggregate of 20,000 shares of the Company’s common stock at a price per share of $3.50 for aggregate gross proceeds of $70,000 (the “Private Placement”). $60,000 of such gross proceeds funded a portion of the Purchase Price with the remaining $10,000 in proceeds expected to be used by the Company for working capital and general corporate purposes. Timing of the receipt of proceeds, gross of issuance costs, was $62,000 by September 30, 2024, with the remaining $8,000, net of costs, received on October 1, 2024.

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

The initial accounting for the business combination was completed as of September 30, 2025. The fair values of the identifiable assets acquired and liabilities assumed are final and will not be subsequently adjusted. Accordingly, no future adjustments to these amounts or to the resulting goodwill will be recorded.

Acquired Identifiable Intangible Assets

The following table sets forth estimated fair values of the components of the identifiable intangible assets acquired and their estimated useful lives:

(in thousands)	Fair value	Weighted-average useful lives
Trade name	$4,000	4.5	years
Developed technology	25,000	5.5	years
Customer relationships	70,000	9.5	years
	$99,000

Acquisition-Related Expenses

The Company expensed a total of $6,443 and $1,160 of acquisition-related costs in the consolidated statements of operations related to the FC Acquisition in the years ended March 31, 2025 and March 31, 2026, respectively. Acquisition-related costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

Financial Information

If the business acquired in the FC Acquisition was acquired on April 1, 2024, it would have contributed revenue of $119,627 and a net loss of $8,705 for the year ended March 31, 2025.

Reconciliation of Acquisition, Net of Cash Assumed

The following table is a reconciliation of acquisition, net of cash assumed in the consolidated statements of cash flows for the period ended March 31, 2025 (in thousands):

MiX Combination:
Cash and cash equivalents	$26,737
Restricted cash	794
FC Acquisition:
Cash consideration paid to former shareholders	(16,225)
Repayment of Fleet Complete’s existing debt	(152,382)
Cash and cash equivalents	3,964
Restricted cash	—
Acquisition, net of cash assumed	$(137,112)

NOTE 4 - REVENUE RECOGNITION

The following table presents the Company’s revenues disaggregated by revenue source for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Products	$49,741	$12,080	$85,584	$83,975
Services	83,995	21,660	276,931	359,802
	$133,736	$33,740	$362,515	$443,777

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2025 and 2026 (in thousands):

	March 31,
	2025	2026
Contract Assets:
Deferred contract cost (1)	$11,894	$12,431
Deferred costs - current	$2	$—

Contract Liabilities:
Deferred revenue – services (2)	$21,466	$23,337
Deferred revenue – products (2)	1,106	827
	22,572	24,164
Less: Deferred revenue – current	(17,375)	(20,159)
Deferred revenue – long term	$5,197	$4,005

(1) Deferred Contract costs are included in Other assets on the consolidated balance sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, the Company recognized revenue of $6,046, $1,975, $4,666 and $22,203, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through year 2030, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 5 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31,
	2025	2026
Sales-type lease receivables, current	$1,062	$831
Prepaid expenses	9,038	8,865
Contract assets	5,088	5,017
Tax receivables	553	1,190
VAT receivable	1,901	1,669
Sundry debtors	5,424	4,037
Other current assets	253	485
	$23,319	$22,094

NOTE 6 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the weighted-average cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31,
	2025	2026
Components	$11,859	$8,495
Finished goods, net	6,491	13,953
	$18,350	$22,448

NOTE 7 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31,
	2025	2026
Installed and uninstalled products	$61,564	$73,750
Computer software	11,523	11,807
Computer and electronic equipment	6,294	8,596
Furniture and fixtures	3,054	4,004
Leasehold improvements	1,459	650
Plant and equipment	276	278
Assets in progress	7	107
	84,177	99,192
Accumulated depreciation and amortization	(26,166)	(36,794)
	$58,011	$62,398

Depreciation and amortization expense for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 was $3,876, $955, $19,876 and $23,279, respectively. This includes amortization of costs associated with computer software for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 of $605, $339, $5,734 and $4,589, respectively.

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

The following table summarizes identifiable intangible assets of the Company as of March 31, 2025 and March 31, 2026 (in thousands):

March 31, 2026	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$213,107	$(40,868)	$172,239
Trademark and tradename	3 - 15	23,637	(8,291)	15,346
Patents	7 - 11	2,128	(961)	1,167
Technology	3 - 5	85,187	(36,165)	49,022
Software to be sold or leased	3 - 5	22,875	(5,296)	17,579
		346,934	(91,581)	255,353

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$347,099	$(91,581)	$255,518

March 31, 2025	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$200,868	$(21,994)	$178,874
Trademark and tradename	3 - 15	21,557	(5,805)	15,752
Patents	7 - 11	628	(553)	75
Technology	5 - 7	74,050	(21,705)	52,345
Software to be sold or leased	3 - 7	13,490	(2,119)	11,371
		310,593	(52,176)	258,417

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$310,758	$(52,176)	$258,582

At March 31, 2026, the weighted-average remaining amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased were 10.2, 9.8, 3.0, 2.8, and 2.8 years, respectively.

Amortization expense for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 was $5,569, $988, $27,619 and $37,001, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Years ending March 31,

2027	$47,232
2028	40,746
2029	31,234
2030	24,228
2031	18,940
Thereafter	92,973
$255,353

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

Goodwill
Balance at March 31, 2024	$83,487
Businesses acquired
MiX Combination	216,799
FC Acquisition	82,245
Foreign currency translation difference	615
Balance at March 31, 2025	383,146
Businesses acquired
Powerfleet Africa Sky	552
RTS Acquisition	5,637
Foreign currency translation difference	22,660
Balance at March 31, 2026	$411,995

Refer to Note 3 for additional information regarding the change in the carrying amount of goodwill from April 1, 2024 to March 31, 2026 as a result of the FC Acquisition and RTS Acquisition.

Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company operates with one operating segment, which is its only reporting unit and aligns with its only reportable segment. For the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, the Company did not incur an impairment charge.

NOTE 9 - STOCK-BASED COMPENSATION

The Company’s stockholders have approved the Company’s 2018 Incentive Plan (as amended, the “2018 Plan”), pursuant to which the Company may grant stock options, restricted stock and other equity-based awards with respect to up to an aggregate of 17,500 shares of the Company’s common stock with a vesting period of approximately three to five years. There were 1,292 shares available for future issuance under the 2018 Plan as of March 31, 2026.

The 2018 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the authority to determine, among other things, the term during which an option may be exercised (not more than 10 years), the exercise price of an option and the vesting provisions.

During the year ended March 31, 2026, the Company granted RSUs and PSUs under the 2018 Plan to certain executives in consideration for services rendered. The RSUs vest in equal installments over a three-year period, subject to continued employment on the applicable vesting dates. The actual number of PSUs that may vest ranges from 0% to 167% of the target award, depending on the achievement by the Company of specified performance criteria in accordance with the terms of the applicable award agreement and the 2018 Plan.

The Company recognizes all employee share-based payments in the statement of operations as an operating expense, based on their fair values on the applicable grant date.

[A] Stock Options:

During the year ended March 31, 2026, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the year ended March 31, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	5,200	13.85	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(110)	3.12	—	—
Outstanding as of March 31, 2026	5,090	14.09	5.93	$35

Exercisable as of March 31, 2026	—	—	—	$—

During the year ended March 31, 2026, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the year ended March 31, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	1,890	4.51	—	—
Granted	—	—	—	—
Exercised	(13)	3.13	—	—
Forfeited	(70)	4.75	—	—
Outstanding as of March 31, 2026	1,807	4.51	5.18	$17

Exercisable as of March 31, 2026	1,732	4.51	5.05	$17

The Company recorded stock-based compensation expense of $2,712, $688, $3,098, and $1,376 for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, respectively, in connection with awards made under the stock option plans, including market-based and time-based options. The decrease in the recognized expense is because the prior year included acceleration of vesting of unvested restricted stock and stock option awards with time-based vesting conditions that were outstanding under the Powerfleet equity plans (including any inducement awards with time-based vesting) in connection with the closing of the MiX Combination.

The fair value of options vested during the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 amounted to $931, $532, $1,752 and $365, respectively. The total intrinsic value of options exercised during the year ended March 31, 2026 and December 31, 2023 amounted to $24 and $9, respectively. There were no option exercises that occurred during the three months ended March 31, 2024 and the year ended March 31, 2025.

As of March 31, 2026, there was $189 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.47 years.

As of March 31, 2026, there was $1,018 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 1.11 years.

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

During the year ended March 31, 2026, the Company granted 373 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. The Company also granted an additional 11 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a 12-month period, provided that they remain employed by the Company on each scheduled vesting date. The grant date for these awards was determined to be April 23, 2025. The Company granted additional 1,335 restricted shares of common stock to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. The grant date for these awards was determined to be February 25, 2026.

During the year ended March 31, 2026, the Company granted 1,475 restricted shares of common stock to the Company’s executive officers and senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be April 23, 2025. The Company granted additional 2,671 restricted shares of common stock to the Company’s senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be February 25, 2026.

A summary of all unvested restricted stock for the year ended March 31, 2026 is as follows:

	Time-Based Restricted Shares		Market-Based Restricted Shares		Performance-Based Restricted Shares
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2025	732	5.58	938	5.35	—	—
Granted, April 23, 2025	384	4.75	—	—	1,475	4.75
Granted, February 25, 2026	1,335	3.70	—	—	2,671	3.70
Vested/Exercised	(395)	5.33	(104)	5.59	—	—
Forfeited or expired	(71)	4.75	—	—	(153)	4.75
Unvested, March 31, 2026	1,985	4.24	834	5.35	3,993	4.05

The Company recorded stock-based compensation expenses of $1,196, $340, $3,337, and $4,379 for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, respectively, in connection with restricted stock grants. As of March 31, 2026, there was $18,460 of total unrecognized compensation cost related to unvested shares.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company’s stock appreciation rights (“SARs”) for the year ended March 31, 2026:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2025	3,238	2.44
Granted	—	—
Exercised	(644)	2.78
Forfeited	(225)	2.33
Outstanding as of March 31, 2026	2,369	2.36	2.29

Exercisable as of March 31, 2026	1,063	2.52	1.68	$592

The total stock-based compensation expense recognized during the year ended March 31, 2026 and 2025 was $1,443 and $2,926, respectively.

As of March 31, 2026, there was $2,513 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 1.80 years.

[D] Warrants:

On April 21, 2025, the Company issued to Private Capital Management Holdings, L.P., an affiliate of Private Capital Management, LLC (“PCM”), a warrant to purchase 130 shares of common stock in lieu of granting certain equity compensation to Andrew Martin, one of the Company’s directors and a partner and member of the investment research team at PCM. The warrants become exercisable in 10 equal installments on the last day of each quarter starting June 30, 2024.

The fair value of each warrant on grant date is estimated using the Black-Scholes option-pricing model reflecting the following assumptions:

Expected volatility	70.0%
Expected life of warrants	5.2
Risk free interest rate	4.0%
Dividend yield	—
Fair value of warrants granted during the quarter	$2.79

The total stock-based compensation expense recognized during the year ended March 31, 2026 was $343.

As of March 31, 2026, there was $20 of unrecognized compensation cost related to unvested warrants. This amount is expected to be recognized over a weighted-average period of 0.5 years.

NOTE 10 - NET LOSS PER SHARE

Net loss per share for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026 are as follows (in thousands, except per share data):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Basic and diluted loss per share
Net loss attributable to common stockholders	$(17,307)	$(19,639)	$(51,012)	$(20,552)

Net loss per share attributable to common stockholders - basic and diluted	$(0.49)	$(0.55)	$(0.43)	$(0.15)

Weighted-average common share outstanding - basic and diluted	35,628	35,813	119,877	133,761

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

NOTE 11 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

Amounts outstanding under short‑term and long‑term debt were classified on the consolidated balance sheets as follows (in thousands):

	March 31,
	2025	2026
Short-term bank debt	$36,788	$44,072
Current maturities of long-term debt	$4,844	$6,283
Long-term debt - less current maturities	$232,160	$229,669

As of March 31, 2026, the Company had debt outstanding under credit facilities with Bank Hapoalim B.M. (“Hapoalim”) and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”). As of March 31, 2026, short-term bank debt consisted of $44,062 of borrowing facilities and $10 of book overdrafts.

Summary of Debt Facilities

Short-Term Debt

The following table summarizes the Company’s revolving credit facilities as of March 31, 2026 (in thousands):

Facility	Denominated Currency	Total Committed Amount (USD equivalent at balance sheet date)	Amount Outstanding (Drawn)	Available Borrowing Capacity (Undrawn)	Interest Rate	Final Maturity	Classification
RMB General Facility **	ZAR	$20,520	$20,630	$—	SA Prime – 0.75%	On demand (April 2, 2026)	Current
RMB Revolving Credit Facility A	USD	$10,000	$5,000	$5,000	SOFR + 2.5%	February 1, 2027	Current
RMB Revolving Credit Facility B	ZAR	$10,553	$—	$10,553	South African rand overnight index average + 1.95%	February 1, 2027	Current
Hapoalim Revolving Credit Facility C	USD/ NIS	$10,000	$4,181	$5,819	USD denominated: SOFR + 2.15% NIS denominated : Hapoalim Prime +2.5%	February 27, 2027	Current
Hapoalim Revolving Credit Facility D	USD	$20,000	$14,251	$5,749	SOFR + 2.59%	June 30, 2026	Current
		$71,073	$44,062	$27,121

** The outstanding balance exceeds the committed amount primarily due to the accrual of interest on the foreign debt balance as of the reporting date.

RMB General Facility

As part of the MiX Combination, MiX Telematics entered into a committed general banking facility with RMB in the principal amount of R350,000 (the equivalent of $20,520 at March 31, 2026) (the “RMB General Facility”). The RMB General Facility was repayable on demand and had a contractual term of 365 days from the available date. Repayment, including capitalized interest, was originally due by the earlier of the available date or April 2, 2026. Interest was calculated on the daily outstanding balance, compounded monthly in arrears and payable quarterly.

Subsequent to March 31, 2026, the Company continued discussions with RMB regarding the establishment of a new general banking facility and certain additional operational banking facilities in connection with the transition of the Company’s South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. The Company expects to finalize the arrangements following completion of these internal approval and documentation processes.

2026 RMB Revolving Credit Facilities

On February 5, 2026, the Company, together with certain wholly owned subsidiaries, entered into a facilities agreement with RMB (the “RMB Revolving Credit Facilities Agreement”) providing revolving credit facilities in the aggregate principal amounts of $10,000 (“RMB Revolving Credit Facility A”) and R180,000 (“RMB Revolving Credit Facility B” and, together with RMB Revolving Credit Facility A, the “RMB Revolving Credit Facilities”), respectively.

The RMB Revolving Credit Facilities are available for general corporate purposes.

The RMB Revolving Credit Facilities will mature one year from closing. Loans made under the RMB Revolving Credit Facilities may be voluntarily prepaid, in whole or in part, without penalty or premium, at any time upon prior written notice. In addition, the RMB Revolving Credit Facilities Agreement provides for certain customary mandatory prepayment requirements.

The Company was required to pay a non-refundable upfront fee in the amount of $0.1 million. In addition, the Company is required to pay a commitment fee on the undrawn portion of each RMB Revolving Credit Facility during the availability period, calculated at a rate equal to (i) 35% per annum of the applicable margin if utilization is less than 50% of the relevant RMB Revolving Credit Facility, (ii) 20% per annum of the applicable margin if utilization is equal to or greater than 50% of RMB Revolving Credit Facility A, and (iii) 26% per annum of the applicable margin if utilization is equal to or greater than 50% of RMB Revolving Credit Facility B.

Hapoalim Revolving Credit Facilities

On March 18, 2024, Powerfleet Israel Ltd. (“Powerfleet Israel”) and Pointer Telocation Ltd. (“Pointer” and, together with Powerfleet Israel, the “Borrowers”) entered into an amended and restated credit agreement (as amended, the “A&R Credit Agreement”). The A&R Credit Agreement provides for two revolving credit facilities to Pointer in an aggregate principal amount of $20,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $10,000, respectively) (“Hapoalim Revolving Credit Facility C” and “Hapoalim Revolving Credit Facility D,” respectively, and, collectively, the “Hapoalim Revolving Credit Facilities”). On December 30, 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, which increases the principal amount available under Hapoalim Revolving Credit Facility D from $10,000 to $20,000.

The proceeds of the Hapoalim Revolving Credit Facilities may be used by Pointer for general corporate purposes, including working capital and capital expenditures. The Company is required to pay non‑utilization and credit allocation fees on undrawn balances equal to 0.5% per annum on undrawn and uncancelled amounts.

The Hapoalim Revolving Credit Facilities are secured by first‑ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over its assets, as well as cross‑guarantees between Powerfleet Israel and Pointer, subject to specified exclusions.

The weighted-average interest rate on short-term borrowings as of March 31, 2025 and March 31, 2026 was 8.75% and 7.90%, respectively.

Long-Term Debt

The following table summarizes the Company’s loan facilities as of March 31, 2026 (in thousands):

Facility	Denominated Currency	Original Principal Amount (USD equivalent)	Outstanding Balance	Interest Rate	Final Maturity	Classification
Hapoalim Term Facility A	NIS	$20,000	$15,004	Hapoalim Prime (5.5%) + 2.2%	March 18, 2029	Non-current
Hapoalim Term Facility B **	NIS	$10,000	$11,542	Hapoalim Prime (5.5%) + 2.3%	March 18, 2029	Non-current
RMB Term Facility A	USD	$42,500	$42,500	8.699% to March 31, 2027, thereafter SOFR +4.85%	March 31, 2028	Non-current
RMB Term Facility B	USD	$42,500	$42,500	8.979% fixed	March 31, 2029	Non-current
New RMB Term Facility	USD	$125,000	$125,000	5.0% + SOFR	October 31, 2029	Non-current
		$240,000	$236,546

** The outstanding balance of the Hapoalim Term Facility B exceeds the original USD equivalent principal amount due to foreign currency fluctuations with no required principal payments until maturity.

Hapoalim Term Facilities

The A&R Credit Agreement also provides for two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (“Hapoalim Term Facility A” and “Hapoalim Term Facility B,” respectively, and, collectively, the “Hapoalim Term Facilities”).

Hapoalim Term Facility A amortizes in quarterly installments over its five-year term, while Hapoalim Term Facility B does not amortize and is payable in full at maturity.

The A&R Credit Agreement was accounted for as a modification of the prior term loan facilities, as the change in the present value of future cash flows was less than 10% under the guidance in ASC 470‑50. The proceeds ($30,000), less the prepayment of the prior term loan facilities (approximately $11,200), amounting to approximately $18,800, were recorded as an increase in the carrying value of the prior term loan facilities that was recognized previously.

For the year ended December 31, 2023 and the three months ended March 31, 2024, the Company recorded $133 and $110, respectively, of additional deferred costs to the original debt issuance costs and the refinancing fee paid to Hapoalim. For the years ended March 31, 2025 and 2026, the Company recorded a cost of $33 and $80, respectively, net of additional deferred costs and credit to the original debt issuance costs and amortization of the original debt issuance costs. The Company recorded charges of $572, $111, $2,410 and $2,371 to interest expense on its consolidated statements of operations for the year ended December 31, 2023, the three months ended March 31, 2024, and the years ended March 31, 2025 and 2026, respectively, related to interest expense associated with the Hapoalim debt.

Hapoalim Covenants

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as (defined in the A&R Credit Agreement), the ratio of each Borrower’s total debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. As of March 31, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

RMB Term Facilities

On March 7, 2024, the Company, together with certain of its wholly owned subsidiaries, entered into a facilities agreement (the “Facilities Agreement”) with RMB, pursuant to which RMB agreed to provide the Company with two term loan facilities in an aggregate principal amount of $85,000, composed of Facility A and Facility B, each with a principal amount of $42,500 (“RMB Term Facility A” and “RMB Term Facility B,” respectively, and, collectively, the “RMB Term Facilities”).

The RMB Term Facilities were drawn in full and used to redeem all the then-outstanding shares of the Company’s Series A convertible preferred stock (“Series A Preferred Stock”) and for general corporate purposes.

On October 31, 2025, the Company and RMB entered into a first amendment and restatement agreement (the “First Amendment and Restatement Agreement”), which amended and restated the Facilities Agreement to, among other things, extend maturities and modify interest terms. Under the terms of the First Amendment and Restatement Agreement, RMB Term Facility A matures on March 31, 2028, and RMB Term Facility B matures on March 31, 2029. Interest is payable quarterly in arrears. The Company may prepay the RMB Term Facilities at any time, subject to a minimum reduction of $5,000 and multiples of $1,000. If the Company prepays any amount during the first or second annual period of the funding, a refinancing fee equal to 2% or 1%, respectively, of the prepayment will be payable. Also, the RMB Term Facilities are mandatorily prepayable upon the occurrence of uncertain future events, such as a change of control or a transfer of the business. In the event that either prepayment occurs, the respective prepayment amount will be adjusted for RMB’s break gains or losses, which relate mainly to the unwinding of interest rate derivatives (the “Prepayment Derivative”) which RMB entered into with third parties to fix the interest rates on the RMB Term Facilities.

Certain optional and contingent prepayment features within the RMB Term Facilities were determined to be embedded derivatives requiring bifurcation under of ASC 815-15 Embedded Derivatives. The embedded derivatives were separated from the debt host contracts and accounted for at fair value, with the debt host contracts recorded at amortized cost. Upon initial recognition of the RMB Term Facilities, a Prepayment Derivative asset of $610 and $1,616 for RMB Term Facility A and RMB Term Facility B, respectively, was recognized with a corresponding increase in the initial carrying amount of each debt-host contract. The fair value of the embedded derivative is estimated using a “with-and-without” approach as the difference between the value of the RMB Term Facilities with and without the embedded derivative using both the binomial lattice model and discounted cash flow analysis.

The following key assumptions were used in March 31, 2026:

	Facility A	Facility B
Risk-free interest rate volatility	36%	28%
Risk-free rate	3.68%	3.81%
Credit rating	B+	B+

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Term Facility A, a change of -10% in credit spread volatility would result in no change in the derivative asset, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $10. For the Prepayment Derivative asset in RMB Term Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $10, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $30. The Prepayment Derivative assets are included in Other assets and their fair values were $850 and $1,880 for RMB Term Facility A and RMB Term Facility B, respectively, as of March 31, 2025 and, $1,215 and $2,291 for RMB Term Facility A and RMB Term Facility B, respectively, as of March 31, 2026. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the year ended March 31, 2026 and March 31, 2025, the Company recorded $192 and $93, respectively of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the years ended March 31, 2025 and March 31, 2026, the Company recorded interest expense of $7,588 and $7,617 respectively.

New RMB Term Facility

On September 27, 2024, the Company, together with certain of its wholly owned subsidiaries, entered into a term loan facility with RMB in an aggregate principal amount of $125,000 (the “New RMB Term Facility”), the proceeds of which were used to pay a portion of the purchase price of approximately $190,000 in connection with the FC Acquisition.

Interest on the New RMB Term Facility is payable quarterly in arrears. The stated interest rate at March 31, 2026 was 8.68%. The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs incurred were $1,433, inclusive of the non-refundable deal structuring fee. For the years ended March 31, 2025 and 2026, the Company recorded $113 and $242 , respectively of amortization of these costs and $5,946 and $11,653, respectively, of interest expense.

The New RMB Term Facility is guaranteed, on a joint and several basis, by certain wholly owned subsidiaries and secured by first‑priority security interests over their share capital.

RMB Covenants

The RMB facilities agreements contain certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 2.75 from June 30, 2026 through March 30, 2027, and (ii) 2.50 thereafter, and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from September 30, 2025 through September 29, 2026 and (ii) 3.50 thereafter. The RMB facilities agreements also include representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the RMB facilities agreements may result in all outstanding indebtedness under the RMB Term Facilities or New RMB Term Facility, as applicable, becoming immediately due and payable. The RMB facilities agreements include an equity cure provision, allowing the Company to remedy a breach of the above financial covenants by receiving a qualifying shareholder contribution (a “Cure Amount”) within 45 days of the relevant Measurement Date (as defined in each of the RMB facilities agreements). The Cure Amount may be applied as a notional reduction in net borrowings or finance costs solely for covenant compliance purposes. The use of this provision is limited to (i) no more than two consecutive Measurement Periods (as defined in each of the RMB Facilities Agreements) and (ii) a maximum of three times over the life of RMB facilities agreements, as applicable. All Cure Amounts must be applied toward mandatory prepayment of outstanding loans under the RMB Term Facilities or New RMB Term Facility, as applicable. As of March 31, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

Contractual Maturities

Scheduled contractual maturities of the long-term debt as of March 31, 2026 are as follows (in thousands):

2026	$—
2027	6,348
2028	48,848
2029	56,350
2030	125,000
Thereafter	—
236,546
Less: Current portion	(6,283)
Less: Debt costs and prepayment	(594)
Total	$229,669

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,
	2025	2026
Accrued warranty	$1,479	$959
Accrued compensation	27,825	22,890
Government authorities	6,982	10,533
Other current liabilities	9,041	3,317
	$45,327	$37,699

The following table summarizes warranty activity for the periods ended March 31, 2025 and 2026 (in thousands):

Accrued warranty reserve, March 31, 2024	$2,926
Accrual for product warranties issued	365
Product replacements and other warranty expenditures	(510)
Expiration of warranties	(109)
Acquired through MiX Combination and FC Acquisition	954
Foreign currency translation difference	(8)
Accrued warranty reserve, March 31, 2025 (1)	$3,618
Accrual for product warranties issued	544
Product replacements and other warranty expenditures	(821)
Expiration of warranties	(1,245)
Foreign currency translation difference	106
Accrued warranty reserve, March 31, 2026 (1)	$2,202

(1) Includes non-current accrued warranty included in other long-term liabilities at March 31, 2025 and 2026 of $2,139 and $1,243, respectively.

NOTE 13 - RESTRUCTURING EXPENSES

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

For the years ended March 31, 2025 and 2026, the Company recognized restructuring expenses of $4,673 and $3,463, respectively, primarily consisting of employee termination costs. Restructuring expenses are recorded in selling, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the details of the Company’s restructuring liability (included in accrued expenses and other current liabilities on the consolidated balance sheets) (in thousands):

	March 31, 2025	March 31, 2026
Opening balance	$60	$1,324
Assumed in business combination	216	—
Charges	4,673	3,463
Cash payments	(3,604)	(3,580)
Foreign currency translation	(21)	—
Closing balance	$1,324	$1,207

As of March 31, 2026, the Company incurred expenses of $8,136 in connection with restructuring activities and expects to incur additional charges, primarily for severance, with most related cash outflows expected within the next 12 months.

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

NOTE 14 - STOCKHOLDERS’ EQUITY

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

Dividends

Holders of Series A Preferred Stock were entitled to receive cumulative dividends at a minimum rate of 7.5% per annum (calculated on the basis of the Series A Issue Price), quarterly in arrears. The dividends were payable at the Company’s election, in kind, through the issuance of additional shares of Series A Preferred Stock, or in cash, provided no dividend payment failure had occurred and was continuing and that there had not previously occurred two or more dividend payment failures. Commencing on the 66-month anniversary of the date on which any shares of Series A Preferred Stock were first issued (the “Original Issuance Date”), and on each monthly anniversary thereafter, the dividend rate would increase by 100 basis points, until the dividend rate reached 17.5% per annum, subject to the Company’s right to defer the increase for up to three consecutive months on terms set forth in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). During the year ended December 31, 2023, the three months ended March 31, 2024, and the year ended March 31, 2025, the Company paid $4,493, $1,128 and $25, respectively, in dividends to the holders of the Series A Preferred Stock.

The following table summarizes the dividend paid activity (in thousands):

	Dividends paid in cash	Dividends paid in shares	Total

Year Ended December 31, 2023	$3,385	$1,108	$4,493
Three Months Ended March 31, 2024 (1)	$1,128	$—	$1,128
Year Ended March 31, 2025	$25	$—	$25
Year Ended March 31, 2026	$—	$—	$—

(1) Dividends for the period ended March 31, 2024, plus accrued dividends through April 2, 2024, were paid in cash on the redemption date of the Series A Preferred Stock.

As of each of the periods presented in the above table, dividends in arrears were $0.

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive (loss) income are as follows (in thousands):

	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance at January 1, 2023	$(1,210)	$(1,210)
Net current period change	594	594
Balance at December 31, 2023	$(616)	$(616)
Net current period change	(369)	(369)
Balance at March 31, 2024	$(985)	$(985)
Net current period change	(7,865)	(7,865)
Balance at March 31, 2025	$(8,850)	$(8,850)
Net current period change	38,510	38,510
Balance at March 31, 2026	$29,660	$29,660

There were no reclassification adjustments out of accumulated other comprehensive (loss) income during the period.

NOTE 16 - SEGMENT INFORMATION

The Company operates in one reportable segment, wireless AIoT asset management.

The Company has a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated net loss attributable to common stockholders as reported on the Company’s consolidated statements of operations. The Company derives its revenue from product revenue and service revenue. Product revenue consists primarily of the sale of hardware devices. Service revenue consists primarily of recurring subscription services as well as professional implementation and other non-recurring services. The measure of segment assets is reported on the consolidated balance sheets as net fixed assets.

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Total revenues	$133,736	$33,740	$362,515	$443,777
Total cost of revenues	66,660	17,537	167,978	197,355
Selling and marketing expenses	24,076	5,720	53,048	73,160
General and administrative expenses	41,303	15,152	141,803	127,029
Development costs incurred	12,716	3,417	28,881	34,771
Development costs capitalized	(4,336)	(1,399)	(12,820)	(16,412)
Depreciation and amortization	5,874	960	9,510	8,298
Interest income	103	259	926	780
Interest expense	(1,602)	(709)	(20,330)	(27,526)
Bargain purchase - Movingdots	9,034	—	—	—
Other expense	(29)	(55)	(1,163)	(4,086)
Income tax expense	(589)	(352)	(4,517)	(8,688)
Net loss before non-controlling interest	(5,640)	(8,504)	(50,969)	(19,944)
Non-controlling interest	(35)	(11)	(18)	(608)
Accretion of preferred stock	(7,139)	(9,996)	—	—
Preferred stock dividend	(4,493)	(1,128)	(25)	—
Net loss attributable to common stockholders	$(17,307)	$(19,639)	$(51,012)	$(20,552)

The following table summarizes revenues by geographic region (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
North America	$74,671	$18,090	$121,623	$159,339
Israel	41,689	11,267	49,555	58,385
Africa	3,283	863	97,586	109,702
Europe and Middle East	1,908	1,016	43,190	51,092
Australia	—	—	30,962	42,963
Other	12,185	2,504	19,599	22,296
	$133,736	$33,740	$362,515	$443,777

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2025	March 31, 2026
North America	$13,051	$16,409
Israel	2,249	1,576
Africa	32,391	33,004
Europe and Middle East	4,824	6,098
Australia	825	550
Other	4,671	4,761
	$58,011	$62,398

NOTE 17 - INCOME TAXES

Loss before income taxes consists of the following (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
U.S. operations	$(16,494)	$(7,990)	$(46,935)	$(41,764)
Foreign operations	11,443	(162)	483	30,508
	$(5,051)	$(8,152)	$(46,452)	$(11,256)

The provision for income taxes consists of the following for the periods presented (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Current:
Federal	$—	$—	$—	$—
State	68	25	110	86
Foreign	519	220	6,174	10,339
Total current provision	$587	$245	$6,284	$10,425
Deferred:
Federal	$—	$—	$—	$—
State	—	—	(85)	—
Foreign	2	107	(1,682)	(1,737)
Total deferred provision	$2	$107	$(1,767)	$(1,737)
Total provision for income taxes	$589	$352	$4,517	$8,688

Upon adoption of ASU 2023-09, the reconciliation of taxes at the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended March 31,
	2026
Income tax benefit at the federal statutory rate	$(2,364)	21.0%
State and local income taxes, net of federal taxes	355	(3.2)%
Increase (decrease) in valuation allowance	7,310	(64.9)%
Over (under) provision prior years	(1,219)	10.8%
Cross-border tax effect - GILTI inclusion	1,793	(15.9)%
Permanent differences and other	748	(6.6)%
Foreign tax effects:
South Africa
Statutory tax rate difference	354	(3.1)%
Non-deductible (non-taxable) foreign exchange movements	(1,482)	13.2%
Permanent differences and other	687	(6.1)%
Australia
Statutory tax rate difference	338	(3.0)%
Permanent differences and other	218	(1.9)%
Israel
Statutory tax rate difference	204	(1.8)%
Israel CFC Income	348	(3.1)%
Over (Under) provision prior years	621	(5.5)%
Permanent differences and other	(174)	1.5%
Mexico
Statutory tax rate difference	(12)	0.1%
Over (Under) provision prior years	689	(6.1)%
Permanent differences and other	404	(3.6)%
Canada
Statutory tax rate difference	274	(2.4)%
Increase (decrease) in valuation allowance	(1,759)	15.6%
Brazil
Statutory tax rate difference	245	(2.2)%
Permanent differences and other	(226)	2.0%
Other foreign jurisdictions
Statutory tax rate difference	21	(0.2)%
Foreign tax paid	393	(3.5)%
Over (Under) provision prior years	316	(2.8)%
Permanent differences and other	606	(5.4)%

Effective Income tax rate	$8,688	(77.2)%

The difference between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations for the year ended December 31, 2023, the three months ended March 31, 2024, and the year ended March 31, 2025 is attributable to the following (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025
Income tax benefit at the federal statutory rate	$(1,061)	$(1,712)	$(9,755)
State and local income taxes, net of federal taxes	(298)	(145)	(1,094)
Increase (decrease) in valuation allowance	1,488	1,570	7,173
Remeasurement of deferred tax adjustments	4	8	542
Permanent differences and other	678	222	6,343
Non-deductible (non-taxable) foreign exchange movements	—	—	(509)
Over (Under) provision prior years	—	—	378
Foreign rate differential	(1,924)	396	819
GILTI inclusion	1,586	—	120
Foreign tax paid	—	—	381
Other	57	13	119
Acquisition fees	59	—	—
	$589	$352	$4,517

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2025 and 2026 are presented below (in thousands):

	March 31, 2025	March 31, 2026
Deferred tax assets:
Net operating loss carryforwards	$48,572	$46,608
Capital loss carryforwards	9,388	10,465
Deferred revenue	4,184	3,197
Stock-based compensation	306	1,499
Federal research and development tax credits	1,058	1,058
Capitalized research	1,832	1,164
Inventories	1,062	466
Bad debt reserve	1,588	965
Deferred lease liability	167	6
Acquisition costs	1,004	930
Interest limitation	4,831	9,688
Other deductible temporary differences	8,818	10,148
Total gross deferred tax assets	82,810	86,194
Set-off of deferred tax balances	(25,569)	(22,799)
Net deferred tax assets before valuation allowance	57,241	63,395
Less: valuation allowance	(53,307)	(58,858)
Net deferred tax assets	$3,934	$4,537

Deferred tax liabilities:
Intangible amortization	(65,025)	(61,859)
Right-of-use assets	(650)	(545)
Deferred foreign currency gains	(8,031)	(7,258)
Deferred commissions	(1,623)	(2,796)
Other deductible temporary differences	(7,952)	(10,404)
Total deferred tax liabilities	(83,281)	(82,862)
Set-off of deferred tax balances	25,569	22,799
Net deferred tax liabilities	(57,712)	(60,063)

Net deferred tax liabilities	$(53,778)	$(55,526)

A reconciliation of the beginning and ending amount of unrecognized tax positions for the periods ended March 31, 2025 and 2026 is as follows (in thousands):

Balance at March 31, 2024	$321
Additions based on tax provisions taken related to current period	116
Reductions related to expiration of statute of limitations	(119)
Balance at March 31, 2025	$318
Additions based on tax provisions taken related to current period	110
Reductions related to expiration of statute of limitations	(33)
Balance at March 31, 2026	$395

The unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

At March 31, 2026, the Company had an aggregate net operating loss (“NOL”) carryforward of approximately $101,703 for U.S. federal income tax purposes. At March 31, 2026, the Company had an aggregate NOL carryforward of approximately $59,482 for state income tax purposes and a foreign NOL carryforwards of approximately $104,126. Substantially all of the NOL carryforwards expire from 2026 through 2037 for pre-2018 federal NOL carryforwards and from 2026 through 2044 for state purposes. The NOL carryforwards may be limited to use in any particular year based on Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), related to change of ownership restrictions. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on long-term bond rates and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. In 2019 and 2024, the Company incurred a change in ownership under Section 382 of the IRC and this change of ownership is not expected to materially impact the Company’s ability to utilize its NOL carryforward amounts in the future. In addition, future stock issuances may subject the Company to further limitations on the utilization of its NOL carryforwards under the same IRC provision.

At March 31, 2026, the Company has New Jersey NOL carryforwards included above in the approximate amount of $7,921, expiring through 2044, which are available to reduce future earnings which would otherwise be subject to state income tax.

The Company is asserting permanent reinvestment of all accumulated undistributed earnings of its foreign subsidiaries as of March 31, 2026, in excess of annual debt service costs requirements.

For the year ended March 31, 2026, the Company’s valuation allowance increased to $58,858, compared to $53,307 as of March 31, 2025, primarily due to the increase of NOLs and other timing differences. The Company has provided a valuation allowance against the full amount of its domestic net deferred tax assets and the majority of the foreign net deferred tax assets. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the NOL carryforwards in future periods. The valuation allowance increased in 2026 by $5,551.

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

NOTE 18 - LEASES

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

The components of lease cost are as follows (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Short-term lease cost	$453	$57	$840	$1,394

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,	Three Months Ended March 31,	Year Ended March 31,
	2023	2024	2025	2026
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,198	$2,018	$3,714	$7,440
Reduction of right-of-use assets due to MiX Combination (1)	$—	$—	$(946)	$—

(1) Subsequent to the MiX Combination, certain leases were terminated or modified due to the consolidation of leased space.

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

	March 31, 2025	March 31, 2026
Weighted-average remaining lease term - operating leases (in years) (1)	4.30	5.50
Weighted-average discount rate	7.8%	7.3%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2026 are as follows (in thousands):

Year ending March 31,

2027	$5,529
2028	4,157
2029	3,052
2030	1,912
2031	1,358
Thereafter	4,205
Total lease payments	20,213
Less: Imputed interest	(3,322)
Present value of lease payments	$16,891

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2025 and 2026 was $609 and $386, respectively. No loss is considered probable under this arrangement.

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

As of March 31, 2026, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation performed, management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Our independent registered public accounting firm, Deloitte & Touche, has audited the consolidated financial statements included in this Form 10-K and our internal control over financial reporting as of March 31, 2026, as stated in their audit report that follows below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As disclosed in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, management identified material weaknesses in internal control over financial reporting related to deficiencies in the design and operating effectiveness of controls over journal entries at I.D. Systems and Pointer Mexico, and deficiencies in controls over the financial statement close and reporting process at Fleet Complete.

Following the identification of these material weaknesses, management implemented controls and other remediation measures designed to address the underlying control deficiencies and strengthen the overall control environment. Remediation activities included the following:

•Redesigned and implemented, as of April 1, 2025, automated controls within the ERP system used by I.D. Systems to prevent users from modifying journal entries they did not create and to require independent approval prior to the posting of journal entries;

•Implemented, during November 2025, Phase 1 of our standardized ERP platform, including system-enforced workflow approvals for manual journal entries and other automated control enhancements at Fleet Complete, I.D. Systems and other relevant operations;
•Implemented controls requiring documented evidence of independent review and approval of manual journal entries at Pointer Mexico;
•Designed and implemented general information technology controls within the standardized ERP platform, including controls over user access management and program change management, to support the reliability of automated controls relevant to financial reporting; and
•Designed and implemented additional controls over the financial close and reporting process at Fleet Complete, including controls designed to ensure the completeness and accuracy of information included in our consolidated financial statements.

Management evaluated the design and tested the operating effectiveness of the remediated controls and determined that those controls operated effectively for a sufficient period of time.

Based on the remediation activities completed and management’s evaluation of the design and testing of the operating effectiveness of those controls, management concluded that the previously reported material weaknesses were remediated as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the fiscal year ended March 31, 2026, we continued the implementation of a standardized ERP and CRM platform across our North American operations and certain European operations. As part of this implementation, we enhanced our internal control environment through the deployment of additional automated controls, system-enforced approval workflows, and supporting information technology general controls.

In addition, as described above under “Previously Reported Material Weaknesses in Internal Control over Financial Reporting”, we implemented changes to our internal control over financial reporting as part of our remediation plan to address the previously reported material weaknesses.

Other than the changes associated with the remediation activities and the ERP and CRM implementation described above, there were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Powerfleet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Powerfleet, Inc. and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated June 15, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche

Johannesburg, South Africa
June 15, 2026

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

The remaining information required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after March 31, 2026 (the “2026 Proxy Statement”) and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after March 31, 2026, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation

The information required by this Item will be included in our definitive proxy statement for the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after March 31, 2026, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our definitive proxy statement for the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after March 31, 2026, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our definitive proxy statement for the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after March 31, 2026, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in our definitive proxy statement for the 2026 Proxy Statement and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after March 31, 2026, in which case we will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Financial Statements, Financial Statement Schedules, and Exhibits
(1) Financial Statements. The following financial statements of Powerfleet, Inc. are included in Item 8 of Part II of this Form 10-K:

Page

Report of the Independent Registered Public Accounting Firm - Deloitte & Touche (PCAOB ID No. 1130)	52
Report of the Independent Registered Public Accounting Firm - Ernst & Young LLP (PCAOB ID No. 42)	54
Consolidated Balance Sheets as of March 31, 2025 and 2026	55
Consolidated Statements of Operations for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	57
Consolidated Statements of Comprehensive (Loss) Income for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	58
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	59
Consolidated Statements of Cash Flows for the Year Ended December 31, 2023, Three Months Ended March 31, 2024, and Years Ended March 31, 2025 and 2026	61
Notes to the Consolidated Financial Statements	64

(2) Financial Statement Schedule.

None.

(3) Exhibits. The following exhibits are filed with this Form 10-K or are incorporated herein by reference, as indicated.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 13, 2019, by and among Powerfleet, Inc., Powerfleet Israel Holding Company Ltd., Powerfleet Israel Acquisition Company Ltd., I.D. Systems, Inc. and Pointer Telocation Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of I.D. Systems, Inc., filed with the SEC on March 15, 2019).†

2.2
Implementation Agreement, dated October 10, 2023, by and among Powerfleet, Inc., Main Street 2000 Proprietary Limited and MiX Telematics Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 10, 2023).†

2.3
Share Purchase Agreement, dated September 18, 2024, by and among Golden Eagle Topco, LP, the Other Shareholders Party Thereto, Powerfleet, Inc. and Powerfleet Canada Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).†

2.4
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

10.2	I.D. Systems, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of I.D. Systems, Inc. filed with the SEC on June 25, 2015).¥
10.3	Powerfleet, Inc. 2018 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 17, 2024).¥
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
10.5.1
Offer Letter, dated December 31, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 4, 2023).¥

10.5.2
Employee Covenants Agreement, dated November 11, 2022, between Powerfleet, Inc. and David Wilson (incorporated by reference to Exhibit 10.5.2 to the Annual Report on Form 10-K of Powerfleet, Inc. filed with the SEC on May 9, 2024).¥

10.6
Offer Letter, dated June 1, 2025 between Powerfleet, Inc. and Melissa Ingram (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on June 26, 2025).¥

10.7
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of Powerfleet, Inc., filed with the SEC on July 23, 2019).¥

10.8.1
Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on March 22, 2024).

10.8.2
Amendment No. 1, effective as of December 30, 2024, to the Amended and Restated Credit Agreement, dated March 18, 2024, by and among Powerfleet Israel Ltd., Pointer Telocation Ltd. and Bank Hapoalim B.M (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on January 3, 2025).†

10.9
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

10.10
Credit Agreement, dated March 14, 2024, between MiX Telematics Proprietary Limited (formerly known as MiX Telematics Limited) and FirstRand Bank Limited acting through Rand Merchant Bank division (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Powerfleet, Inc., filed with the SEC on August 28, 2024).

10.11.1
Facility Agreement, dated September 27, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 1, 2024).†+

10.11.2
Amendment No. 1, effective as of May 27, 2025, to the Facility Agreement, dated September 27, 2024, by and among Powerfleet, Inc., I.D. Systems, Inc., Movingdots GmbH and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.12.2 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on June 26, 2025).

10.12	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on September 18, 2024).†
10.13
Registration Rights Agreement, dated October 1, 2024, by and between Powerfleet, Inc. and Ontario Teachers’ Pension Plan Board (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Powerfleet, Inc., filed with the SEC on October 2, 2024).†

10.14
Facilities Agreement, dated February 5, 2026, by and among Powerfleet, Inc., MiX Telematics Proprietary Limited, I.D. Systems, Inc., Powerfleet Canada Holdings Inc. and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Powerfleet, Inc., filed with the SEC on February 9, 2026).†

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on June 26, 2025).
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche.*
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Powerfleet, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Powerfleet, Inc., filed with the SEC on May 9, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 15, 2026	POWERFLEET, INC.

By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steve Towe	Chief Executive Officer	June 15, 2026
Steve Towe	(Principal Executive Officer)

/s/ David Wilson	Chief Financial Officer	June 15, 2026
David Wilson	(Principal Financial and Accounting Officer)

/s/ Andrew Martin	Director	June 15, 2026
Andrew Martin

/s/ Ian Jacobs	Director	June 15, 2026
Ian Jacobs

/s/ Michael McConnell	Director	June 15, 2026
Michael McConnell