Form 10-Q
period 2026-06-30
Powerfleet, Inc.
filed 2026-08-10
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on August 6, 2026 was 134,225,918.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2026	3
Condensed Consolidated Statements of Operations - for the three months ended June 30, 2025 and 2026	5
Condensed Consolidated Statements of Comprehensive Income - for the three months ended June 30, 2025 and 2026	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity - for the periods April 1, 2025 through June 30, 2025 and April 1, 2026 through June 30, 2026	7
Condensed Consolidated Statements of Cash Flows - for the three months ended June 30, 2025 and 2026	8
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	48
Part II - OTHER INFORMATION	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6. Exhibits	51
Signatures	52

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2026	June 30, 2026
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,496	$32,824
Restricted cash	4,322	3,895
Accounts receivable, net of allowance for credit losses of $9,177 and $9,344 as of March 31, 2026 and June 30, 2026, respectively	93,820	91,399
Inventory, net	22,448	21,645
Prepaid expenses and other current assets	22,094	23,743
Total current assets	179,180	173,506
Fixed assets, net	62,398	63,800
Goodwill	411,995	421,062
Intangible assets, net	255,518	253,933
Right-of-use asset	15,893	16,189
Severance payable fund	4,445	4,863
Deferred tax asset	4,537	5,066
Other assets	21,599	24,143
Total assets	$955,565	$962,562

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$50,355	$49,092
Accounts payable	46,353	44,455
Accrued expenses and other current liabilities	37,699	39,970
Deferred revenue - current	20,159	20,857
Lease liability - current	3,386	3,646
Total current liabilities	157,952	158,020
Long-term debt - less current maturities	229,669	229,300
Deferred revenue - less current portion	4,005	3,503
Lease liability - less current portion	13,505	13,576
Accrued severance payable	5,666	6,100
Deferred tax liability	60,063	60,840
Other long-term liabilities	3,090	2,331
Total liabilities	473,950	473,670
Commitments and Contingencies (Note 22)

REDEEMABLE NON-CONTROLLING INTERESTS
Redeemable non-controlling interests	6,009	6,192

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—

Common stock; authorized 175,000 shares, $0.01 par value; 136,224 and 136,291 shares issued at March 31, 2026 and June 30, 2026, respectively; shares outstanding, 134,158 and 134,226 at March 31, 2026 and June 30, 2026, respectively	1,343	1,343
Additional paid-in capital	682,344	685,451
Accumulated deficit	(226,335)	(234,775)
Accumulated other comprehensive income	29,660	42,087
Treasury stock; 2,066 and 2,066 common shares at cost at March 31, 2026 and June 30, 2026, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	475,494	482,588
Non-controlling interest	112	112
Total equity	475,606	482,700

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$955,565	$962,562

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2025	2026
Revenues:
Products	$17,657	$16,480
Services	86,464	94,313
Total revenues	104,121	110,793

Cost of revenues:
Cost of products	13,228	12,970
Cost of services	34,412	36,662
Total cost of revenues	47,640	49,632

Gross profit	56,481	61,161

Operating expenses:
Selling, general and administrative expenses	53,663	56,531
Research and development expenses	4,857	4,360
Total operating expenses	58,520	60,891

(Loss) profit from operations	(2,039)	270

Interest income	196	234
Interest expense	(6,786)	(6,983)
Other expense	(1,243)	(405)

Net loss before income taxes	(9,872)	(6,884)

Income tax expense	(362)	(1,373)

Net loss	(10,234)	(8,257)
Non-controlling interest	—	(183)

Net loss attributable to common stockholders	$(10,234)	$(8,440)

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding - basic and diluted	133,313	134,169

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2026
Net loss attributable to common stockholders	$(10,234)	$(8,440)

Foreign currency translation adjustment	22,519	12,427

Total other comprehensive income	22,519	12,427

Comprehensive income	$12,285	$3,987

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(10,234)	—	—	—	(10,234)
Foreign currency translation adjustment	—	—	—	—	22,519	—	—	22,519
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Issue of stock appreciation rights	127	—	—	—	—	—	—	—
Balance as of June 30, 2025	135,506	$1,343	$673,253	$(216,017)	$13,669	$(11,518)	$150	$460,880

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest *	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2026	136,224	$1,343	$682,344	$(226,335)	$29,660	$(11,518)	$112	$475,606
Net loss attributable to common stockholders	—	—	—	(8,440)	—	—	—	(8,440)
Foreign currency translation adjustment	—	—	—	—	12,427	—	—	12,427
Stock-based compensation	—	—	3,107	—	—	—	—	3,107
Issue of stock appreciation rights and restricted share awards	67	—	—	—	—	—	—	—
Balance as of June 30, 2026	136,291	$1,343	$685,451	$(234,775)	$42,087	$(11,518)	$112	$482,700

(*) Excludes redeemable non-controlling interests.

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2026
Cash flows from operating activities
Net loss	$(10,234)	$(8,440)
Adjustments to reconcile net loss to cash provided by operating activities:
Non-controlling interest	—	183
Inventory reserve	193	558
Stock-based compensation expense	1,853	3,107
Depreciation and amortization	16,031	16,207
Right-of-use assets, non-cash lease expense	974	1,205
Derivative mark-to-market adjustment	104	(919)
Bad debts expense	1,856	2,958
Deferred income taxes	(3,157)	(1,538)
Lease termination and modification losses	59	—
Other non-cash items	(513)	(1,168)
Changes in operating assets and liabilities:
Accounts receivable	(2,391)	893
Inventories	(4,733)	725
Prepaid expenses and other current assets	(1,284)	(2,144)
Deferred costs	(2,730)	(2,960)
Deferred revenue	(420)	71
Accounts payable, accrued expenses and other current liabilities	9,637	722
Lease liabilities	(881)	(1,033)
Accrued severance payable	357	16

Net cash provided by operating activities	4,721	8,443

Cash flows from investing activities
Proceeds from sale of fixed assets	16	1
Capitalized software development costs	(3,724)	(4,100)
Capital expenditures	(8,114)	(4,873)

Net cash used in investing activities	(11,822)	(8,972)

Cash flows from financing activities
Repayment of long-term debt	(1,341)	(1,679)
Short-term bank debt, net	(5,428)	(2,457)

Net cash used in financing activities	(6,769)	(4,136)

Effect of foreign exchange rate changes on cash and cash equivalents	725	566
Net decrease in cash and cash equivalents, and restricted cash	(13,145)	(4,099)
Cash and cash equivalents, and restricted cash at beginning of the period	48,788	40,818

Cash and cash equivalents, and restricted cash at end of the period	$35,643	$36,719

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	44,392	36,496
Restricted cash	4,396	4,322
Cash and cash equivalents, and restricted cash, at beginning of the period	$48,788	$40,818

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	31,196	32,824
Restricted cash	4,447	3,895
Cash and cash equivalents, and restricted cash, at end of the period	$35,643	$36,719

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$873	$1,721
Interest	$5,994	$6,444

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2026 and June 30, 2026, the consolidated results of its operations for the three-month periods ended June 30, 2025 and 2026, the consolidated change in stockholders’ equity for the three-month periods ended June 30, 2025 and 2026, and the consolidated cash flows for the three-month periods ended June 30, 2025 and 2026. The results of operations for the three-month period ended June 30, 2026 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended March 31, 2026 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

NOTE 3 - ACQUISITION

RTS Acquisition

On February 1, 2026, MiX Telematics Africa (Pty) Ltd. (“MiX Africa”), a wholly owned subsidiary of the Company, acquired 100% of the issued and outstanding share capital of RTS Solutions Africa (Pty) Ltd. (“RTS”) from Macrocomm Group (Pty) Ltd (“Macrocomm”) (such acquisition, the “RTS Acquisition”). As consideration for the RTS Acquisition, 127 MiX Africa shares were issued to Macrocomm, representing an 11.27% interest in MiX Africa, with an acquisition-date fair value of $8,765.

The RTS Acquisition was accounted for as a business combination using the acquisition method under ASC 805, Business Combinations, with the Company identified as the accounting acquirer.

Allocation of Purchase Price

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated acquisition-date fair values, with the excess recorded as goodwill. Goodwill primarily reflects the assembled workforce and expected revenue and cost synergies and is not deductible for tax purposes.

RTS contributed revenue of $1,328 and net income of $66 to the Company’s consolidated statement of operations for the three-month period ended June 30, 2026.

The purchase price allocation remains provisional and may be adjusted as the Company completes its valuation analyses and obtains additional information regarding facts and circumstances existing as of the February 1, 2026 acquisition date.

Measurement period adjustments, if any, will be recognized in the period in which adjustments are determined, including the effect on earnings of amounts that would have been recorded in prior periods had the accounting been completed. The measurement period ends January 31, 2027.

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
	$1,144

Acquisition - Related Expenses

The Company expensed a total of $202 of acquisition-related costs in the consolidated statements of operations related to the RTS Acquisition for the three-month period ended June 30, 2026. Acquisition-related costs are classified as selling, general and administrative expenses in the consolidated statements of operations.

Financial Information

If the business acquired in the RTS Acquisition had been acquired with an effective date as of April 1, 2025, it would have contributed revenue of $1.0 million and a net loss of $8 for the three months ended June 30, 2025, of which $34 related to the amortization of acquired identifiable intangible assets.

Redeemable Non-Controlling Interests

In connection with the RTS Acquisition, MiX Africa and MiX Telematics Ltd (“MiX Telematics”) entered into a shareholders agreement with Macrocomm, which provides, among other things, Macrocomm with an option, exercisable within six months following the fifth year anniversary of consummation of the RTS Acquisition, to require MiX Africa or its nominee to purchase all equity interests in MiX Africa held by Macrocomm for either (i) the greater of (x) an amount based on a predetermined formula applied to MiX Africa’s revenue for the immediately preceding financial year and (y) R90,000, with settlement in cash, and (ii) a fixed number of shares of the Company’s common stock (provided that the Company’s common stock is then-listed on the Johannesburg Stock Exchange) (the “Put Option”).

Because redemption under the Put Option is not solely within the Company’s control, the non-controlling interest is classified as temporary equity. The balance is adjusted each reporting period for attributable income or loss and distributions and, under the Company’s elected immediate method, to the greater of its redemption value or carrying amount. The acquisition-date fair value of the redeemable non-controlling interest, including the Put Option, was $8,765 based on an estimate using a Monte Carlo simulation that incorporated expected revenue growth, market correlation, volatility and an appropriate discount rate.

The table below presents the reconciliation of changes in redeemable non-controlling interests as of March 31, 2026 and June 30, 2026 (in thousands):

	March 31, 2026	June 30, 2026
Opening balance	$—	$6,009
Issuance of redeemable non-controlling interest	8,765	—
Rebalancing of ownership percentage between parent and subsidiaries	(3,364)	—
Net income attributable to redeemable non-controlling interest	608	183
Closing balance	$6,009	$6,192

In February 2026, the issuance of 127 MiX Africa shares to Macrocomm changed the relative ownership interests in MiX Africa while the Company retained control. Accordingly, the Company recorded the transaction as an equity transaction under ASC 810, decreasing redeemable non-controlling interests and increasing additional paid-in capital by $3,364 as of March 31, 2026.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances exceed Federal Deposit Insurance Corporation and other local jurisdictional limits. Restricted cash at March 31, 2026 totaled $4,322 and consisted primarily of cash of $3,156 held in escrow related to the Company’s acquisition of the Fleet Complete business (the “FC Acquisition”) to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $720 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries, cash securing guarantees of $58 issued in respect of property lease agreements entered into by MiX Telematics Australasia and cash securing guarantees of $76 issued in respect of property lease agreements entered into by Fleet Complete Australia. Restricted cash at June 30, 2026 consisted of cash of $2,694 held in escrow related to the FC Acquisition to secure certain tax liabilities, cash of $312 held in escrow for purchases from a vendor, cash of $750 held by MiX Telematics Enterprise BEE Trust to be used solely for the benefit of its beneficiaries, cash securing guarantees of $59 issued in respect of property lease agreements entered into by MiX Telematics Australasia and cash securing guarantees of $80 issued in respect of property lease agreements entered into by Fleet Complete Australia.

NOTE 5 - REVENUE RECOGNITION

The Company generates revenue from sales of products and from customer software-as-a-service (“SaaS”), data integration and hosting infrastructure fees. The revenue streams are categorized as product revenue and services revenue, based on the nature of the underlying goods and services provided.

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

The Company applies the following five‑step model under ASC 606, Revenue from Contracts with Customers (“ASC 606”), to determine revenue recognition: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the performance obligations are satisfied.

The Company utilizes significant judgment to determine whether control of the hardware has transferred to the customer (i.e., distinct to the customer separate from SaaS services provided). For products which are not distinct to the customer separate from the SaaS services provided, the Company considers both hardware and SaaS services a bundled performance obligation.

Product Revenue

Product revenue consists primarily of hardware, parts and accessories relating to artificial intelligence (“AI”)-enabled cameras, in-vehicle telematics devices and in-warehouse devices and sensors.

Product revenue is recognized at a point in time when control transfers to the customer, typically upon shipment or delivery in accordance with contractual terms.

Recurring Subscription Services

Recurring subscription services revenue consists primarily of access to the Company’s cloud‑based software platforms, data analytics, hosted applications, and connectivity services that enable data transmission between devices and the Company’s systems. Subscription arrangements are generally non‑cancellable and range from one to five years.

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

Warranties

The Company’s standard hardware warranties represent assurance-type warranties and are not separate performance obligations under ASC 606. Expected costs associated with these warranties are recognized as an expense when the related products are sold and are accounted for in accordance with ASC 460, Guarantees.

Remaining Performance Obligations

The Company has elected the practical expedients permitted under ASC 606 and therefore does not disclose the value of remaining performance obligations for:

(i) contracts with original expected durations of one year or less; and
(ii) contracts for which revenue is recognized in an amount corresponding directly with the value transferred to the customer.

The following table presents the Company’s revenues disaggregated by revenue source for the three months ended June 30, 2025 and 2026 (in thousands):

	Three Months Ended June 30,
	2025	2026
Products	$17,657	$16,480
Services	86,464	94,313
	$104,121	$110,793

The balances of contract assets and contract liabilities from contracts with customers are as follows as of March 31, 2026 and June 30, 2026 (in thousands):

	March 31, 2026	June 30, 2026
Contract Assets:
Deferred contract costs (1)	$12,431	$14,177
Deferred costs - current	$—	$172

Contract Liabilities:
Deferred revenue – services (2)	$23,337	$23,759
Deferred revenue – products (2)	827	601
	24,164	24,360
Less: Deferred revenue – current	(20,159)	(20,857)
Deferred revenue – long term	$4,005	$3,503

(1) Deferred contract costs are included in Other assets on the condensed consolidated balance sheet.
(2) The Company records deferred revenues when cash payments are received or due in advance of the Company’s performance. For the year ended March 31, 2026 and the three-month period ended June 30, 2026, the Company recognized revenue of $22,203 and $6,620, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize as revenue through fiscal year 2029, when it transfers those goods and services and, therefore, satisfies its performance obligation to the customers.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

The Company’s accounts receivable were evaluated to determine an appropriate allowance for credit losses. For accounts receivable, the Company’s historical collections were analyzed by the number of days past due to determine the uncollectible rate in each range of days past due and considerations of any changes expected in the future. The estimate of the allowance for credit losses is charged to the allowance for credit losses based on the age of accounts receivable multiplied by the historical uncollectible rate for the range of days past due or earlier if the account is deemed uncollectible for other reasons. Recoveries of amounts previously charged as uncollectible are credited to the allowance for credit losses.

An analysis of the allowance for credit losses for the periods ended June 30, 2025 and 2026 is as follows (in thousands):

	Three Months Ended June 30,
	2025	2026
Allowance for credit losses, March 31	$4,057	$9,177
Current period provision for expected credit losses	5,388	3,747
Write-offs charged against the allowance	(1,634)	(3,705)
Foreign currency translation	626	125
Allowance for credit losses, June 30	$8,437	$9,344

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	March 31, 2026	June 30, 2026
Sales-type lease receivables, current	$831	$757
Prepaid expenses	8,865	9,059
Contract assets	5,017	3,536
Tax receivables	1,190	1,401
VAT receivable	1,669	1,084
Sundry debtors	4,037	6,934
Other current assets	485	971
	$22,094	$23,743

NOTE 8 - INVENTORY

Inventory, which primarily consists of finished goods and components used in the Company’s products, is stated at the lower of cost or net realizable value using the weighted-average cost method or the first-in first-out (FIFO) method.

Inventories consist of the following (in thousands):

	March 31, 2026	June 30, 2026
Components	$8,495	$7,272
Finished goods, net	13,953	14,373
	$22,448	$21,645

NOTE 9 - FIXED ASSETS

Fixed assets are stated at cost, less accumulated depreciation and amortization, and are summarized as follows (in thousands):

	March 31, 2026	June 30, 2026
Installed and uninstalled products	$73,750	$78,073
Computer software	11,807	12,421
Computer and electronic equipment	8,596	8,949
Furniture and fixtures	4,004	4,462
Leasehold improvements	650	729
Plant and equipment	278	309
Assets in progress	107	23
	99,192	104,966
Accumulated depreciation and amortization	(36,794)	(41,166)
	$62,398	$63,800

Depreciation and amortization expense for the three-month periods ended June 30, 2025 and 2026 was $6,172 and $5,744, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The Company capitalizes certain development costs for software to be sold, marketed, or leased to customers. Costs incurred internally in researching and developing software products are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. The amortization of these capitalized development costs is included in cost of revenue over the estimated life of the products.

The following table summarizes identifiable intangible assets of the Company as of March 31, 2026 and June 30, 2026 (in thousands):

June 30, 2026	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$214,972	$(46,099)	$168,873
Trademark and tradename	3 - 15	23,926	(8,956)	14,970
Patents	7 - 11	2,128	(1,086)	1,042
Technology	5 - 7	86,252	(36,243)	50,009
Software to be sold or leased	3 - 7	27,295	(8,421)	18,874
		354,573	(100,805)	253,768

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$354,738	$(100,805)	$253,933

March 31, 2026	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$213,107	$(40,868)	$172,239
Trademark and tradename	3 - 15	23,637	(8,291)	15,346
Patents	7 - 11	2,128	(961)	1,167
Technology	3 - 5	85,187	(36,165)	49,022
Software to be sold or leased	3 - 5	22,875	(5,296)	17,579
		346,934	(91,581)	255,353

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$347,099	$(91,581)	$255,518

The weighted-average remaining amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased at June 30, 2026 were 10.3, 10.1, 2.1, 2.5, and 2.7 years, respectively, and at March 31, 2026 were 10.2, 9.8, 3.0, 2.8, and 2.8 years, respectively.

Amortization expense for the three-month periods ended June 30, 2025 and 2026 was $9,859 and $10,463, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows:

Fiscal Year	Estimated Future Amortization Expense
2027 (remaining)	$31,760
2028	41,183
2029	32,364
2030	23,898
2031	17,818
Thereafter	106,745
$253,768

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill as of March 31, 2026 and June 30, 2026 (in thousands):

Goodwill	Carrying Amount
Balance at March 31, 2025	$383,146
Businesses acquired
Powerfleet Africa Sky	552
RTS Acquisition	5,637
Foreign currency translation difference	22,660
Balance at March 31, 2026	411,995
Foreign currency translation difference	9,067
Balance at June 30, 2026	$421,062

For the three-month period ended June 30, 2026, the Company did not identify any indicators of impairment.

NOTE 11 - STOCK-BASED COMPENSATION

[A] Stock Options:

During the three-month period ended June 30, 2026, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the three-month period ended June 30, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	5,090	14.09	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2026	5,090	14.09	5.68	$687

Exercisable as of June 30, 2026	—	—	—	$—

During the three-month period ended June 30, 2026, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the three-month period ended June 30, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	1,807	4.51	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(182)	4.66	—	—
Outstanding as of June 30, 2026	1,625	4.49	5.50	$346

Exercisable as of June 30, 2026	1,575	4.50	5.42	$346

The Company recorded stock-based compensation expense of $447 and $231 for the three-month periods ended June 30, 2025 and 2026, respectively, in connection with awards made under the stock option plans, including market-based and time-based options.

The fair value of options vested during the three-month periods ended June 30, 2025 and 2026 amounted to $100 and $67, respectively. There were no option exercises that occurred during the three-month periods ended June 30,2025 and 2026.

As of June 30, 2026, there was $123 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.34 years.

As of June 30, 2026, there was $853 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.98 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards, Restricted Stock Units and Performance Stock Units:

The Company has granted from time to time restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) to employees under its equity incentive plans.

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

The stock awards are unvested at the time of grant, and, upon vesting, there are no legal restrictions on the stock. Some participants have the option to have their shares withheld for their taxes upon vesting. Shares withheld for taxes are treated as a purchase of treasury stock. The fair value of each share is based on the Company’s closing stock price on the date of the grant.

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

During the three-month period ended March 31, 2026, the Company granted 1,335 RSUs to the Company’s senior management team, which vest in equal installments over a three-year period, provided that they remain employed by the Company on each scheduled vesting date. The grant date for these awards was determined to be February 25, 2026.

During the three-month period ended June 30, 2025, the Company granted 1,475 restricted shares of common stock to the Company’s executive officers and senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be April 23, 2025.

During the three-month period ended March 31, 2026, the Company granted 2,671 PSUs to the Company’s senior management team, which vest in full if specified performance targets are achieved and provided that they remain employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be February 25, 2026.

A summary of all unvested restricted stock, RSUs and PSUs for the three-month period ended June 30, 2026 is as follows:

	Time-Based Awards		Market-Based Awards		Performance-Based Awards
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2026	1,985	4.24	834	5.35	3,993	4.05
Granted	—	—	—	—	—	—
Vested/Exercised	(1)	4.75	—	—	—	—
Forfeited or expired	—	—	—	—	—	—
Unvested, June 30, 2026	1,984	4.23	834	5.35	3,993	3.62

The Company recorded stock-based compensation expenses of $820 and $2,503 for the three-month periods ended June 30, 2025 and 2026, respectively, in connection with restricted stock, RSU and PSU grants. As of June 30, 2026, there was $13,496 of total unrecognized compensation cost related to unvested shares, RSUs and PSUs.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company’s stock appreciation rights (“SARs”) for the three-month period ended June 30, 2026:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	2,369	2.36
Granted	—	—
Exercised	(312)	2.52
Forfeited	0	—
Outstanding as of June 30, 2026	2,057	2.34	2.26

Exercisable as of June 30, 2026	971	2.42	2.06	$1,367

The total stock-based compensation expense recognized during the three-month periods ended June 30, 2025 and 2026 was $361 and $325, respectively.

As of June 30, 2026, there was $5,788 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 1.55 years.

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

The total stock-based compensation expense recognized during the three-month period ended June 30, 2025 and 2026 was $226 and $14 , respectively.

As of June 30, 2026, there was $6 of unrecognized compensation expense related to unvested warrants. This amount is expected to be recognized over a weighted-average period of 0.25 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three-month periods ended June 30, 2025 and 2026 are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2025	2026
Basic and diluted loss per share
Net loss attributable to common stockholders	$(10,234)	$(8,440)

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.06)

Weighted-average common share outstanding - basic and diluted	133,313	134,169

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

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

Amounts outstanding under short‑term and long‑term debt were classified on the consolidated balance sheets as follows (in thousands):

	March 31, 2026	June 30, 2026
Short-term bank debt	$44,072	$42,410
Current maturities of long-term debt	$6,283	$6,682
Long-term debt - less current maturities	$229,669	$229,300

As of June 30, 2026, the Company had debt outstanding under credit facilities with Bank Hapoalim B.M. (“Hapoalim”) and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”). As of June 30, 2026, short-term bank debt consisted of $42,396 of borrowing facilities and $14 of book overdrafts.

Summary of Debt Facilities

Short-Term Debt

The following table summarizes the Company’s revolving credit facilities as of June 30, 2026 (in thousands):

Facility	Denominated Currency	Total Committed Amount (USD equivalent at balance sheet date)	Amount Outstanding (Drawn)	Available Borrowing Capacity (Undrawn)	Interest Rate	Final Maturity	Classification
RMB General Facility	ZAR	$21,332	$18,067	$3,265	SA Prime – 0.75%	On demand (April 2, 2026)	Current
RMB Revolving Credit Facility A	USD	$10,000	$5,000	$5,000	SOFR + 2.5%	February 1, 2027	Current
RMB Revolving Credit Facility B	ZAR	$10,971	$—	$10,971	South African rand overnight index average + 1.95%	February 1, 2027	Current
Hapoalim Revolving Credit Facility C	USD/NIS	$10,000	$6,648	$3,352	USD-denominated: SOFR + 2.15% NIS-denominated: Hapoalim Prime + 2.5%	February 27, 2027	Current
Hapoalim Revolving Credit Facility D	USD	$20,000	$12,681	$7,319	SOFR + 2.59%	February 27, 2027	Current
		$72,303	$42,396	$29,907

RMB General Facility

As part of the business combination with MiX Telematics in April 2024 (the “MiX Combination”), MiX Telematics entered into a committed general banking facility with RMB in the principal amount of R350,000 (the equivalent of $21,332 at June 30, 2026) (the “RMB General Facility”). The RMB General Facility was repayable on demand and had a contractual term of 365 days from the available date. Repayment, including capitalized interest, was due by April 2, 2026, unless extended by agreement between MiX Telematics and RMB. Interest was calculated on the daily outstanding balance, compounded monthly in arrears and payable quarterly.

Subsequent to June 30, 2026, the Company continued discussions with RMB regarding the establishment of a new general banking facility, which would extend and replace the RMB General Facility, and certain additional operational banking facilities in connection with the transition of the Company’s South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. The Company expects to finalize the arrangements following completion of these internal approval and documentation processes. RMB has not demanded, and has indicated that it does not intend to demand, repayment of the RMB General Facility.

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

The Company was required to pay a non-refundable upfront fee in the amount of $0.1 million. In addition, the Company is required to pay a commitment fee on the undrawn portion of each RMB Revolving Credit Facility during the availability period, calculated at a rate equal to (i) 35% per annum of the applicable margin if utilization is less than 50% of the applicable RMB Revolving Credit Facility, (ii) 20% per annum of the applicable margin if utilization is equal to or greater than 50% of RMB Revolving Credit Facility A, and (iii) 26% per annum of the applicable margin if utilization is equal to or greater than 50% of RMB Revolving Credit Facility B.

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

The weighted-average interest rate on short-term borrowings as of March 31, 2026 and June 30, 2026 was 7.90% and 7.94%, respectively.

Long-Term Debt

The following table summarizes the Company’s loan facilities as of June 30, 2026 (in thousands):

Facility	Denominated Currency	Original Principal Amount (USD equivalent)	Outstanding Balance	Interest Rate	Final Maturity	Classification
Hapoalim Term Facility A	NIS	$20,000	$14,260	Hapoalim Prime (5.25%) + 2.2%	March 18, 2029	Non-current
Hapoalim Term Facility B **	NIS	$10,000	$12,267	Hapoalim Prime (5.25%) + 2.3%	March 18, 2029	Non-current
RMB Term Facility A	USD	$42,500	$42,500	8.699% to March 31, 2027, thereafter SOFR + 4.85%	March 31, 2028	Non-current
RMB Term Facility B	USD	$42,500	$42,500	8.979% fixed	March 31, 2029	Non-current
New RMB Term Facility	USD	$125,000	$125,000	5.0% + SOFR	October 31, 2029	Non-current
		$240,000	$236,527

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

For the three-month periods ended June 30, 2025 and 2026, the Company recorded a cost of $15 and $15, respectively, net of additional deferred costs and credit to the original debt issuance costs and amortization of the original debt issuance costs. The Company recorded charges of $624 and $624 to interest expense on its condensed consolidated statements of operations for the three-month periods ended June 30, 2025 and 2026, respectively, related to interest expense associated with the Hapoalim debt.

Hapoalim Covenants

The A&R Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital as (defined in the A&R Credit Agreement), the ratio of each Borrower’s total debt to Pointer’s EBITDA must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the A&R Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. As of June 30, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

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

The following key assumptions were used in June 30, 2026:

	Facility A	Facility B
Risk-free interest rate volatility	31%	26%
Risk-free rate	4.10%	4.15%
Credit rating	B	B

The Prepayment Derivative is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility. At inception, the credit spread was an observable input based on the transaction price of the debt; however, in future periods, it will also be an unobservable input. For the Prepayment Derivative asset in RMB Term Facility A, a change of -10% in credit spread volatility would result in an increase in the derivative asset of $1, while a change of +10% in credit spread volatility would result in no change in the derivative asset. For the Prepayment Derivative asset in RMB Term Facility B, a change of -10% in credit spread volatility would result in an increase in the derivative asset of $8, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $6. The Prepayment Derivative assets are included in Other assets and their fair values were $1,215 and $2,291 for RMB Term Facility A and RMB Term Facility B, respectively, as of March 31, 2026 and $1,640 and $2,785 for RMB Term Facility A and RMB Term Facility B, respectively, as of June 30, 2026. The debt-host contracts are accounted for at amortized cost. Total debt issuance costs of approximately $1,000 were incurred. For the three-month periods ended June 30, 2025 and 2026, the Company recorded $72 and $55, respectively, of amortization of the original debt issuance costs and the refinancing fee to RMB.

For the three-month periods ended June 30, 2025 and 2026, the Company recorded interest expense of $1,920 and $1,920, respectively.

New RMB Term Facility

On September 27, 2024, the Company, together with certain of its wholly owned subsidiaries, entered into a term loan facility with RMB in an aggregate principal amount of $125,000 (the “New RMB Term Facility”), the proceeds of which were used to pay a portion of the purchase price of approximately $190,000 in connection with the FC Acquisition.

Interest on the New RMB Term Facility is payable quarterly in arrears. The stated interest rate at June 30, 2026 was 8.70%. The Company paid a non-refundable deal structuring fee of $1,250 to RMB on October 1, 2024. Total debt issuance costs incurred were $1,433, inclusive of the non-refundable deal structuring fee. For the three-month periods ended June 30, 2025 and 2026, the Company recorded $58 and $64, respectively, of amortization of these costs and $2,938 and $2,905, respectively, of interest expense.

The New RMB Term Facility is guaranteed, on a joint and several basis, by certain wholly owned subsidiaries and secured by first‑priority security interests over their share capital.

RMB Covenants

The RMB facilities agreements contain certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 2.75 from June 30, 2026 through March 30, 2027, and (ii) 2.50 thereafter, and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from September 30, 2025 through September 29, 2026 and (ii) 3.50 thereafter. The RMB facilities agreements also include representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the RMB facilities agreements may result in all outstanding indebtedness under the RMB Term Facilities or New RMB Term Facility, as applicable, becoming immediately due and payable. The RMB facilities agreements include an equity cure provision, allowing the Company to remedy a breach of the above financial covenants by receiving a qualifying shareholder contribution (a “Cure Amount”) within 45 days of the applicable Measurement Date (as defined in each of the RMB facilities agreements). The Cure Amount may be applied as a notional reduction in net borrowings or finance costs solely for covenant compliance purposes. The use of this provision is limited to (i) no more than two consecutive Measurement Periods (as defined in each of the RMB Facilities Agreements) and (ii) a maximum of three times over the life of RMB facilities agreements, as applicable. All Cure Amounts must be applied toward mandatory prepayment of outstanding loans under the RMB Term Facilities or New RMB Term Facility, as applicable. As of June 30, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

Contractual Maturities

Scheduled contractual maturities of the long-term debt as of June 30, 2026 are as follows (in thousands):

Fiscal Year	Contractual Maturities
2027 (remaining)	$—
2028	5,060
2029	49,247
2030	57,220
2031	125,000
Thereafter	—
236,527
Less: Current portion	(6,682)
Less: Debt costs and prepayment	(545)
Total	$229,300

NOTE 14 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	June 30, 2026
Accrued warranty	$959	$924
Accrued compensation	22,890	24,654
Government authorities	10,533	10,573
Other current liabilities	3,317	3,819
	$37,699	$39,970

The following table summarizes warranty activity for the three months ended June 30, 2025 and 2026 (in thousands):

	Three Months Ended June 30,
	2025	2026
Accrued warranty reserve, beginning of year	$3,618	$2,202
Accrual for product warranties issued	97	225
Product replacements and other warranty expenditures	(229)	(334)
Expiration of warranties	(45)	—
Foreign currency translation difference	66	30
Accrued warranty reserve, end of period (1)	$3,507	$2,123

(1) Includes non-current accrued warranty included in other long-term liabilities at June 30, 2025 and 2026 of $2,134 and $1,199, respectively.

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

For the three-month periods ended June 30, 2025 and 2026, the Company recognized restructuring expenses of $1,995 and $727, respectively, primarily consisting of employee termination costs. Restructuring expenses are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the details of the Company’s restructuring liability (included in accrued expenses and other current liabilities on the condensed consolidated balance sheets) (in thousands):

	March 31, 2026	June 30, 2026
Opening balance	$1,324	$1,207
Charges	3,463	727
Cash payments	(3,580)	(753)
Foreign currency translation	—	(23)
Closing balance	$1,207	$1,158

From April 1, 2024 through June 30, 2026, the Company incurred expenses of $8,863 in connection with restructuring activities and expects to incur additional charges, primarily for severance, with most related cash outflows expected within the next 12 months.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income for the three-month period ended June 30, 2026 are as follows (in thousands):

Accumulated other comprehensive income
Balance at April 1, 2026	$29,660
Foreign currency translation adjustment	12,427
Balance at June 30, 2026	$42,087

The accumulated balances for each classification of other comprehensive (loss) income for the three-month period ended June 30, 2025 are as follows (in thousands):

Accumulated other comprehensive (loss) income
Balance at April 1, 2025	$(8,850)
Foreign currency translation adjustment	22,519
Balance at June 30, 2025	$13,669

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

The following table summarizes the revenues and significant expenses and regularly provided to the CODM (in thousands):

	Three Months Ended June 30,
	2025	2026
Total revenues	$104,121	$110,793
Total cost of revenues	47,640	49,632
Selling and marketing expenses	17,597	21,168
General and administrative expenses	33,275	33,081
Development costs incurred	8,559	9,283
Development costs capitalized	(3,702)	(4,923)
Depreciation and amortization	2,790	2,282
Interest income	196	234
Interest expense	(6,786)	(6,983)
Other expense	(1,243)	(405)
Income tax expense	(362)	(1,373)
Net loss	(10,234)	(8,257)
Non-controlling interest	—	(183)
Net loss attributable to common stockholders	$(10,234)	$(8,440)

The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended June 30,
	2025	2026
North America	$37,425	$34,430
Israel	13,295	17,735
Africa	25,462	29,230
Europe and Middle East	12,352	12,066
Australia	10,618	11,207
Other	4,969	6,125
	$104,121	$110,793

The following table summarizes long-lived assets by geographic region (in thousands):

	March 31, 2026	June 30, 2026
North America	$16,409	$16,819
Israel	1,576	1,528
Africa	33,004	34,015
Europe and Middle East	6,098	6,254
Australia	550	455
Other	4,761	4,729
	$62,398	$63,800

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

	Three Months Ended June 30,
	2025	2026
Domestic pre-tax book loss	$(10,345)	$(10,437)
Foreign pre-tax book income	473	3,553
Total loss before income taxes	(9,872)	(6,884)
Income tax expense	(362)	(1,373)
Net loss before non-controlling interest	$(10,234)	$(8,257)

Effective tax rate	(3.67)%	(19.94)%

For the three-month periods ended June 30, 2025 and 2026, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings amongst taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in jurisdictions, and certain discrete items.

NOTE 19 - LEASES

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for office space, office equipment and vehicles. The Company’s leases have remaining lease terms ranging from approximately 1 to 9 years.

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

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30,
	2025	2026
Short-term lease cost	$419	$326

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended June 30,
	2025	2026
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$200	$855

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

June 30, 2026
Weighted-average remaining lease term - operating leases (in years) (1)	5.34
Weighted-average discount rate	7.2%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2026 are as follows (in thousands):

July 2026 - March 2027	$4,286
2028	4,740
2029	3,316
2030	2,056
2031	1,427
Thereafter	4,437
Total lease payments	20,262
Less: Imputed interest	(3,040)
Present value of lease payments	$17,222

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Term Facilities is classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility (see Note 13). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the year ended March 31, 2026 and the three months ended June 30, 2026.

	As of June 30, 2026
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$278,392	$282,435	$—	$282,435	$—

Prepayment derivative	$4,425	$4,425	$—	$—	$4,425

	As of March 31, 2026
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$280,024	$281,081	$—	$281,081	$—

Prepayment derivative	$3,505	$3,505	$—	$—	$3,505

NOTE 21 - CONCENTRATION OF CUSTOMERS

For the three-month periods ended June 30, 2025 and 2026, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

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

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Telematics Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Telematics Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received in terms of the amended network services agreement. The maximum potential liability under the arrangement as of March 31, 2026 and June 30, 2026 was $386 and $330, respectively. No loss is considered probable under this arrangement.

NOTE 23 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ” (“ASU 2024-03”), which requires disclosure in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2024-3.

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

Effective April 1, 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The standard provides an optional practical expedient that permits entities to estimate expected credit losses for eligible current accounts receivable and current contract assets by assuming that conditions existing as of the reporting date remain unchanged throughout the remaining expected life of those assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures and has been applied prospectively in accordance with the transition provisions of the standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the consolidated financial condition and results of operations of Powerfleet, Inc. and its subsidiaries (“Powerfleet,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto appearing in Part I, Item 1 of this report and Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (our “Form 10-K”). Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to be computed accurately.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include statements concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures, integration and transformation initiatives, product and technology development, and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, many of which are beyond our control, and which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “continue,” “intend,” “believe,” “may,” “will,” “could,” “should,” “would” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed or implied as forward-looking statements herein include, but are not limited, to:

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
•our ability to obtain additional capital to fund our operations; and
•other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including the risks set forth under “Risk Factors” in our Form 10-K.

There may be other factors of which we are currently unaware or which we currently deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report and by the risk factors and other disclosures contained in our filings with the

SEC. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date the statement was made or to reflect the occurrence of unanticipated events, or otherwise.

Overview

We are a global provider of Artificial Intelligence-of-Things solutions providing valuable connected business intelligence for managing high-value enterprise and mid-market assets that improve operational efficiencies.

We are headquartered in Woodcliff Lake, New Jersey, with offices located around the globe.

On April 2, 2024, we acquired MiX Telematics, and on October 1, 2024, we acquired Fleet Complete. Since the closing of these acquisitions, we have made significant progress in integrating the businesses into our operations, with alignment of core functions and early realization of operational synergies.

Recent Developments

High interest rates, moderating but persistent inflationary pressures, fluctuations in currency exchange rates, continued supply chain disruptions, and ongoing geopolitical conflicts, such as the conflicts in the Middle East, have contributed to significant global economic uncertainty. In addition, disruptions in global trade, including the imposition of tariffs, export controls and other trade restrictions, as well as evolving monetary and fiscal policies in major economies, have further effected macroeconomic stability and created additional uncertainty for global commerce. More recent disruptions, including periodic shipping constraints in key maritime routes, have also contributed to supply chain volatility.

Our products incorporate specialized electronic components, including cellular communication modules, GPS chipsets and other semiconductors, which are available from a limited number of suppliers. Integrating new components can require modification of our device firmware. During the three months ended June 30, 2026, we experienced production delays within one of our product lines that resulted in the deferral of certain customer orders. A contributing factor to these delays was firmware compatibility issues that we identified while validating certain new components. We are working to resolve these issues and currently expect to do so during the quarter ending September 30, 2026, although we can provide no assurance as to the timing of resolution. Component transitions of this nature may require additional engineering time and expense and could delay the completion and delivery of finished products in future periods.

While we have identified the effects of these matters on our results for the quarter, as discussed under “Results of Operations” below, the dynamic and uncertain nature of the current macroeconomic environment means we cannot reasonably estimate the ultimate impact of these developments on our financial condition, results of operations or cash flows in future periods. Such effects could persist for an extended period of time.

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

Critical Accounting Policies

For the three-month period ended June 30, 2026, there were no significant changes to our critical accounting policies as identified in our Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

	Three Months Ended June 30,
	2025	2026

Revenues:
Products	17.0%	14.9%
Services	83.0%	85.1%
Total revenues	100.0%	100.0%

Cost of revenues:
Cost of products	12.7%	11.7%
Cost of services	33.1%	33.1%
Total cost of revenues	45.8%	44.8%

Gross profit	54.2%	55.2%

Operating expenses:
Selling, general and administrative expenses	51.5%	51.0%
Research and development expenses	4.7%	3.9%
Total operating expenses	56.2%	55.0%

(Loss) profit from operations	(2.1)%	0.2%

Interest income	0.2%	0.2%
Interest expense	(6.5)%	(6.3)%
Other expense	(1.2)%	(0.4)%

Net loss before income taxes	(9.5)%	(6.2)%

Income tax expense	(0.3)%	(1.2)%

Net loss	(9.9)%	(7.5)%
Non-controlling interest	—%	(0.2)%

Net loss attributable to common stockholders	(9.9)%	(7.6)%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

REVENUES. Revenues increased by $6.7 million, or 6.4%, to $110.8 million in the three months ended June 30, 2026, from $104.1 million in the same period in 2025.

Product revenues decreased by $1.2 million, or 6.7%, to $16.5 million for the three months ended June 30, 2026, from $17.7 million in the prior-year period. The decrease primarily reflected the timing of late-in-the-quarter shipments within one of our product lines, including the deferral of certain customer orders arising from production delays, to which firmware compatibility issues associated with new components were a contributing factor.

Services revenue increased by $7.8 million, or 9.1%, to $94.3 million in the three months ended June 30, 2026, compared to $86.5 million in the same period in 2025. The increase in services revenues for the combined business (reflecting Powerfleet following the completion of the MiX Combination and FC Acquisition) was driven primarily by Unity safety and AI video solutions.

COST OF REVENUES. Cost of revenues increased by $2.0 million, or 4.2%, to $49.6 million in the three months ended June 30, 2026, from $47.6 million for the same period in 2025, primarily attributable to higher costs associated with the growth in services revenue, partially offset by lower product-related costs resulting from the decline in product revenues. Gross profit was $61.2 million in the three months ended June 30, 2026, compared to $56.5 million for the same period in 2025. As a percentage of revenues, gross profit increased to 55.2% in the three months ended June 30, 2026, from 54.2% in the same period in 2025. This was primarily driven by an increase in higher margin services revenue that comprised 85.1% of total revenues in the three months ended June 30, 2026, compared to 83.0% for the same period in 2025.

Cost of products decreased by $0.3 million, or 2.0%, to $13.0 million in the three months ended June 30, 2026, from $13.2 million in the same period in 2025. Gross profit for products was $3.5 million in the three months ended June 30, 2026, compared to $4.4 million in the same period in 2025. As a percentage of product revenues, gross profit decreased to 21.3% in the three months ended June 30, 2026, from 25.1% in the same period in 2025. Gross profit as a percentage of product revenues was negatively impacted by an unfavorable shift in product mix.

Cost of services increased by $2.2 million, or 6.5%, to $36.7 million in the three months ended June 30, 2026, from $34.4 million in the same period in 2025. The amortization of acquisition intangibles for the MiX Telematics, Fleet Complete and RTS transactions contributed $6.1 million and $5.8 million in the aggregate to cost of services for the three months ended June 30, 2026 and 2025, respectively. Gross profit for services was $57.7 million in the three months ended June 30, 2026, compared to $52.1 million in the same period in 2025. As a percentage of services revenues, gross profit increased to 61.1% in the three months ended June 30, 2026, compared to 60.2% in the same period in 2025.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (“SG&A”) expenses increased by $2.9 million, or 5.3%, to $56.5 million in the three months ended June 30, 2026, compared to $53.7 million in the same period in 2025. The increase was driven primarily by higher investments in go-to-market initiatives, including higher sales and marketing costs. These increases were partially offset by a $0.9 million and $1.4 million decrease in acquisition-related and restructuring charges for the period ended June 30, 2026, compared to June 30, 2025. As a percentage of revenues, SG&A expenses were 51.0% for the three months ended June 30, 2026, compared to 51.5% in the same period in 2025.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (“R&D”) expenses decreased by $0.5 million, or 10.2%, to $4.4 million in the three months ended June 30, 2026, compared to $4.9 million in the same period in 2025, primarily due to an increase in R&D costs capitalized as a result of a greater portion of employee hours being devoted to projects that qualified for capitalization. As a percentage of revenues, R&D expenses were 3.9% in the three months ended June 30, 2026, compared to 4.7% in the same period in 2025.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $8.4 million, or $(0.06) per basic and diluted share, for the three months ended June 30, 2026, as compared to net loss of $10.2 million, or $(0.08) per basic and diluted share, for the same period in 2025. The $1.8 million decrease in net loss was driven primarily by an increase in gross profit, partially offset by the increase in SG&A expenses.

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
Adjusted EBITDA
We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, interest expense (net), other expense (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency losses, restructuring-related expenses, derivative mark-to market adjustment, acquisition-related expenses and integration-related expenses. Upon further review of our non-GAAP financial reporting, we refined our definition of adjusted EBITDA by removing recognition of pre-October 1, 2024 contract assets (Fleet Complete). Comparative information has been adjusted to conform with the updated presentation.
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

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended June 30,
	2025 (1)	2026
	(In thousands)
Net loss attributable to common stockholders	$(10,234)	$(8,440)
Non-controlling interest	—	183
Interest expense, net	6,590	6,749
Other expense, net	23	26
Income tax expense	362	1,373
Depreciation and amortization	16,031	16,207
Stock-based compensation	1,853	3,107
Foreign currency losses	1,161	1,336
Restructuring-related expenses	2,442	1,038
Derivative mark-to-market adjustment	104	(919)
Acquisition-related expenses	1,130	228
Integration-related expenses	675	640
Adjusted EBITDA	$20,137	$21,528

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

For the three months ended June 30, 2025 and 2026, we reported adjusted EBITDA of $20.1 million and $21.5 million, respectively. During the same periods, we also invoiced recoveries of $1.5 million and $0.9 million, respectively, which are included in cash flows from operating activities in the condensed consolidated statement of cash flows.

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

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including profit (loss) from operations, net loss and our other results.

Liquidity and Capital Resources

Overview

On April 2, 2024, we completed the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. Concurrently with the closing, we redeemed all outstanding shares of our Series A Preferred Stock for approximately $90.3 million using proceeds from the RMB Term Facilities and incremental borrowing capacity available under our refinanced Hapoalim credit facilities.

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

Debt Facilities

Hapoalim Debt

On March 18, 2024, our wholly owned subsidiaries Powerfleet Israel and Pointer entered into the A&R Credit Agreement with Hapoalim, which refinanced the prior facilities under, and amended and restated, the prior credit agreement, dated August 19, 2019 (as amended, the “Prior Credit Agreement”). The A&R Credit Agreement provides an aggregate borrowing capacity of approximately $50 million, consisting of two NIS-denominated term loans totaling $30 million (Hapoalim Term Facility A and Hapoalim Term Facility B) and two revolving credit facilities totaling $20 million (Hapoalim Revolving Credit Facility C and Hapoalim Revolving Credit Facility D).

Powerfleet Israel drew $30 million in March 2024, using a portion to repay approximately $11.2 million under the prior term loans under the Prior Credit Agreement and distributing the remainder to us. In December 2024, the Borrowers entered into an amendment to the A&R Credit Agreement, increasing the principal amount available under Hapoalim Revolving Credit Facility D from $10 million to $20 million. As of June 30, 2026, Powerfleet Israel had utilized approximately $19.3 million under the Hapoalim Revolving Credit Facilities.

Borrowings are secured by first ranking and exclusive fixed and floating charges, including over the entire share capital of Pointer and over the assets of Pointer and excluding the Borrowers’ holdings in specified foreign subsidiaries. Interest rates for borrowings under Hapoalim Term Facility A and Hapoalim Term Facility B are Hapoalim’s prime rate + 2.2% per annum and Hapoalim’s prime rate + 2.3% (Hapoalim’s prime rate was 5.25% at June 30, 2026), respectively. The Hapoalim Term Facilities will mature on March 18, 2029, with Hapoalim Term Facility A amortizing quarterly and Hapoalim Term Facility B due at maturity.

Interest rates for borrowings under Hapoalim Revolving Credit Facility C is, with respect to NIS-denominated loans, Hapoalim’s prime rate + 2.5% and, with respect to U.S. dollar-denominated loans, SOFR + 2.15%. Borrowings under Hapoalim Revolving Credit Facility D bear interest at SOFR + 2.59%. In addition, Pointer is required to pay a credit allocation fee in NIS, in each case, equal to 0.5% per annum on undrawn and uncancelled amounts of the Hapoalim Revolving Credit Facilities during the period commencing on March 18, 2024 and ending on the last day of the applicable availability period of the Hapoalim Revolving Credit Facilities. The Hapoalim Revolving Credit Facilities are available for successive one-month periods until and including February 27, 2027, unless the Borrowers deliver prior notice to Hapoalim of their request not to renew the Hapoalim Revolving Credit Facilities.

RMB Debt

On March 7, 2024, we entered into the Facilities Agreement with RMB, pursuant to which RMB agreed to provide us with the RMB Term Facilities totaling $85 million, composed of RMB Term Facility A and RMB Term Facility B, each having a principal amount of $42.5 million. We drew $85 million in March 2024, which primarily funded our Series A Preferred Stock redemption. On October 31, 2025, we and RMB agreed to amend and restate the Facilities Agreement to, among other things, (i) extend the final maturity date of RMB Term Facility A by 12 months, (ii) update the interest rates of the RMB Term Facilities, and (iii) update certain financial covenants to conform to the facility agreement (the “Facility Agreement”) with RMB relating to the New RMB Term Facility. Pursuant to a First Amendment and Restatement Agreement with RMB, which amended and restated the Facilities Agreement (as amended and restated, the “Amended and Restated Facilities Agreement” and, together with the Facility Agreement, the “RMB Facilities Agreements”), interest is payable quarterly, at a fixed annual rate of 8.699% until March 31, 2027 and, thereafter, 4.85%

per annum plus the applicable term SOFR reference rate, with respect to RMB Term Facility A, and a fixed annual rate of 8.979%, with respect to RMB Term Facility B, with principal repayments for RMB Term Facility A and RMB Term Facility B due March 31, 2028 and March 31, 2029, respectively.

MiX Telematics also maintains the RMB General Facility, repayable on demand, with a 365-day term and an interest rate linked to the South African prime rate minus 0.75% per annum. Repayment of the RMB General Facility, including capitalized interest, is due by the earlier of (a) the Available Date (as defined therein) or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. As of June 30, 2026, $18.1 million of the RMB General Facility was utilized.

Subsequent to June 30, 2026, we continued discussions with RMB regarding the establishment of a new general banking facility, which would extend and replace the RMB General Facility, and certain additional operational banking facilities in connection with the transition of our South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. We expect to finalize the arrangements following completion of these internal approval and documentation processes. RMB has not demanded, and has indicated that it does not intend to demand, repayment of the RMB General Facility.

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

On February 5, 2026, we entered into the RMB Revolving Credit Facilities Agreement with RMB, pursuant to which RMB agreed to provide us and MiX Telematics with the RMB Revolving Credit Facilities, composed of RMB Revolving Credit Facility A in the aggregate principal amount of $10 million and RMB Revolving Credit Facility B in the aggregate principal amount of R180 million. RMB Revolving Credit Facility A bears interest at 2.50% per annum (provided no event of default is continuing), plus the three-month SOFR reference rate (or, if unavailable, an interpolated, historic or interpolated historic SOFR rate, or, if none of the foregoing are available, the three-month Treasury bill rate). RMB Revolving Credit Facility B bears interest at 1.95% per annum (provided no event of default is continuing), plus the South African rand overnight index average. Interest is payable quarterly in arrears. The RMB Revolving Credit Facilities will mature one year from the closing date of the RMB Revolving Credit Facilities Agreement. As of June 30, 2026, $5.0 million of the RMB Revolving Credit Facilities was utilized. Debt obligations are further discussed in Note 13, “Short-Term Bank Debt and Long-Term Debt” to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity Position

As of June 30, 2026, we had cash and cash equivalents (including restricted cash) of $36.7 million and working capital of $15.5 million, compared to cash and cash equivalents (including restricted cash) of $40.8 million and working capital of $21.2 million as of March 31, 2026. As of June 30, 2026, Pointer had $19.3 million outstanding under the Hapoalim Revolving Credit Facilities, with $10.7 million of remaining borrowing capacity. As of June 30, 2026, $18.1 million of the RMB General Facility was outstanding. As of June 30, 2026, $5.0 million of the RMB Revolving Credit Facilities was outstanding and the $5.0 million remained available for borrowing. No amounts were outstanding under the RMB Revolving Credit Facility B, which had available borrowing capacity of R180 million or $11.0 million at June 30, 2026. In the aggregate, we had approximately $29.9 million of available short-term borrowing capacity as of June 30, 2026.

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

Capital Requirements and Outlook

Our primary sources of liquidity are cash generated from operations, existing cash balances, and available borrowing capacity under our revolving facilities. Although we expect to generate incremental cash flow benefits through operational synergies, we have not yet generated sufficient cash flow solely from operations to fund all our capital and financing needs.

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

Operating Activities

During the three months ended June 30, 2026, net cash provided by operating activities was $8.4 million, compared to net cash provided by operating activities of $4.7 million for the same period in 2025. The net cash provided by operating activities for the three months ended June 30, 2026 primarily included $16.2 million for depreciation and amortization expense, $3.0 million for bad debts expense, $3.1 million of non-cash charges for stock-based compensation, $0.6 million for inventory reserve adjustments, $1.2 million for ROU asset amortization and $1.2 million for other non-cash items, partially offset by $1.5 million for deferred income taxes and $0.9 million for derivative mark-to-market adjustment. Changes in operating assets and liabilities included:

•a decrease in accounts receivables of $0.9 million;
•an increase in deferred costs of $3.0 million;
•a decrease in inventory, net of reserve of $0.7 million;
•an increase in prepaid expenses and other assets of $2.1 million; and
•a decrease in lease liabilities of $1.0 million; partially offset by
•an increase in accounts payable of $0.7 million; and
•an increase in deferred revenue of $0.1 million.

Cash flows from operating activities for the three months ended June 30, 2026 include approximately $0.9 million ($1.5 million for the three months ended June 30, 2025), which represent recoveries, through customer billings, of the contract asset recognized at acquisition for hardware delivered by Fleet Complete prior to October 1, 2024. Under ASC 606, such hardware was identified as a separate performance obligation satisfied at the point of delivery, resulting in the recognition of a contract asset at the acquisition date for hardware delivered prior to the acquisition. This contract asset is being recovered post-acquisition through customer billings.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2026 was $9.0 million, compared to net cash used in investing activities of $11.8 million for the same period in 2025. The net cash used by investing activities was primarily due to $4.9 million for the purchase of fixed assets and $4.1 million for capitalized software development costs. The net cash used in investing activities of $11.8 million in the same period in 2025 was primarily due to $8.1 million for the purchase of fixed assets and $3.7 million for capitalized software development costs.

Financing Activities

During the three months ended June 30, 2026, net cash used in financing activities was $4.1 million, compared to $6.8 million net cash used in financing activities for the same period in 2025. The cash used in financing activities was primarily due to the repayment of long-term debt of $1.7 million and repayment in short-term bank debt of $2.5 million. The net cash used in financing activities during the three months ended June 30, 2025 was primarily due to the repayment of short-term bank debt of $5.4 million and repayment of long-term debt of $1.3 million.

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

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at both variable and fixed rates. Please refer to Note 13 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which sets out the terms of each of these loans. In South Africa, the South African Reserve Bank’s Monetary Policy Committee reduced interest rates from 8.25% in May 2024 to 6.75% in November 2025, and interest rates remained at 6.75% through March 2026 before increasing by 25 basis points to 7.00% in May 2026. In Israel, the Bank of Israel reduced interest rates to 4.0% in January 2026 and then further to 3.5% in July 2026. Our U.S. dollar-denominated borrowings are based on the Standard Overnight Financing Rate (“SOFR”) for which the 90-day average rate was 3.63% as of June 30, 2026, compared to 4.34% as of June 30, 2025, representing a decrease of 0.68% in the rate period over period.

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

The table below illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of June 30, 2026. The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

Facility	Annual estimated interest charge	Hypothetical Change in rates- Increase	Hypothetical Change in rates- (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,630	1%	(1%)	$493	$(493)
RMB Facilities- Variable	$12,952	1%	(1%)	$1,481	$(1,481)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

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

As of June 30, 2026, trade receivables totaled $91.4 million, net of an allowance for credit losses of $9.3 million. Refer to Note 6 of the condensed consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

Item 4. Controls and Procedures
a. Disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is:

•recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and
•accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Our business is subject to numerous risks, a number of which are described under Part I, Item 1A. “Risk Factors” in our Form 10-K. As of June 30, 2026, there have been no material changes to the risk factors previously disclosed in our Form 10-K.

The risks described in our Form 10-K should be carefully considered together with the other information contained in this Quarterly Report on Form 10-Q, as they could materially affect our business, financial condition, cash flows and results of operations. The risks described under Part I, Item 1A. “Risk Factors” in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we believe to be immaterial, also may also materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibits:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and June 30, 2026; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2026; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2025 and 2026; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods April 1, 2025 through June 30, 2025 and April 1, 2026 through June 30, 2026 (v) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2026; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
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

POWERFLEET, INC.

Date: August 10, 2026	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By: /s/ David Wilson
David Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)