Form 10-Q
period 2026-09-30
Powerfleet, Inc.
filed 2026-11-09
CIK 1774170

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————
FORM 10-Q
—————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of the close of business on November 5, 2026 was 134,956,710.

INDEX

POWERFLEET, INC. AND SUBSIDIARIES

Page

Part I - FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026	3
Condensed Consolidated Statements of Operations - for the three and six months ended September 30, 2026 and 2025	4
Condensed Consolidated Statements of Comprehensive (Loss) Income - for the three and six months ended September 30, 2026 and 2025	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity - for the periods April 1, 2026 through September 30, 2026 and April 1, 2025 through September 30, 2025	7
Condensed Consolidated Statements of Cash Flows - for the six months ended September 30, 2026 and 2025	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	47
Part II - OTHER INFORMATION	48
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6. Exhibits	51
Signatures	52

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,816	$36,496
Restricted cash	3,009	4,322
Accounts receivable, net of allowance for credit losses of $10,267 and $9,177 as of September 30, 2026 and March 31, 2026, respectively	97,397	93,820
Inventory, net	24,579	22,448
Prepaid expenses and other current assets	24,760	22,094
Total current assets	176,561	179,180
Fixed assets, net	67,655	62,398
Goodwill	425,659	411,995
Intangible assets, net	249,523	255,518
Right-of-use asset	15,071	15,893
Severance payable fund	4,823	4,445
Deferred tax asset	3,399	4,537
Other assets	22,810	21,599
Total assets	$965,501	$955,565

LIABILITIES
Current liabilities:
Short-term bank debt and current maturities of long-term debt	$64,286	$50,355
Accounts payable	50,008	46,353
Accrued expenses and other current liabilities	36,073	37,699
Deferred revenue - current	18,716	20,159
Lease liability - current	3,570	3,386
Total current liabilities	172,653	157,952
Long-term debt - less current maturities	227,168	229,669
Deferred revenue - less current portion	3,147	4,005
Lease liability - less current portion	12,561	13,505
Accrued severance payable	6,051	5,666
Deferred tax liability	57,368	60,063
Other long-term liabilities	2,605	3,090
Total liabilities	481,553	473,950
Commitments and Contingencies (Note 23)

REDEEMABLE NON-CONTROLLING INTERESTS
Redeemable non-controlling interests	6,231	6,009

STOCKHOLDERS’ EQUITY
Preferred stock; authorized 50,000 shares, $0.01 par value	—	—

Common stock; authorized 175,000 shares, $0.01 par value; 136,629 and 136,224 shares issued at September 30, 2026 and March 31, 2026, respectively; 134,563 and 134,158 shares outstanding at September 30, 2026 and March 31, 2026, respectively	1,343	1,343
Additional paid-in capital	687,418	682,344
Accumulated deficit	(241,625)	(226,335)
Accumulated other comprehensive income	42,257	29,660
Treasury stock; 2,066 and 2,066 common shares at cost at September 30, 2026 and March 31, 2026, respectively	(11,518)	(11,518)

Total Powerfleet, Inc. stockholders’ equity	477,875	475,494
Non-controlling interest	(158)	112
Total equity	477,717	475,606

Total liabilities, redeemable non-controlling interests and stockholders’ equity	$965,501	$955,565

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Products	$20,526	$22,370	$37,006	$40,027
Services	95,197	89,309	189,510	175,773
Total revenues	115,723	111,679	226,516	215,800

Cost of revenues:
Cost of products	14,711	15,318	27,681	28,546
Cost of services	39,186	33,772	75,848	68,184
Total cost of revenues	53,897	49,090	103,529	96,730

Gross profit	61,826	62,589	122,987	119,070

Operating expenses:
Selling, general and administrative expenses	55,705	54,151	112,236	107,814
Research and development expenses	4,766	4,194	9,126	9,051
Total operating expenses	60,471	58,345	121,362	116,865

Profit from operations	1,355	4,244	1,625	2,205

Interest income	246	262	480	458
Interest expense	(6,197)	(6,977)	(13,180)	(13,763)
Other expense	(1,813)	(546)	(2,218)	(1,789)

Net loss before income taxes	(6,409)	(3,017)	(13,293)	(12,889)

Income tax expense	(402)	(1,271)	(1,775)	(1,633)

Net loss	(6,811)	(4,288)	(15,068)	(14,522)
Non-controlling interest	(39)	—	(222)	—

Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(15,290)	$(14,522)

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.11)

Weighted-average common shares outstanding - basic and diluted	134,444	133,676	134,307	133,510

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(15,290)	$(14,522)

Foreign currency translation adjustment	170	9,793	12,597	32,312

Total other comprehensive income	170	9,793	12,597	32,312

Comprehensive (loss) income	$(6,680)	$5,505	$(2,693)	$17,790

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Non-Controlling Interest *	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2026	136,224	$1,343	$682,344	$(226,335)	$29,660	$(11,518)	$112	$475,606
Net loss attributable to common stockholders	—	—	—	(8,440)	—	—	—	(8,440)
Foreign currency translation adjustment	—	—	—	—	12,427	—	—	12,427
Stock-based compensation	—	—	3,107	—	—	—	—	3,107
Issue of stock appreciation rights and restricted share awards	67	—	—	—	—	—	—	—
Balance as of June 30, 2026	136,291	$1,343	$685,451	$(234,775)	$42,087	$(11,518)	$112	$482,700
Net loss attributable to common stockholders	—	—	—	(6,850)	—	—	—	(6,850)
Foreign currency translation adjustment	—	—	—	—	170	—	—	170
Stock-based compensation	—	—	2,000	—	—	—	—	2,000
Issue of stock appreciation rights and restricted share awards	338	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(124)	(124)
Acquisition of non-controlling interest	—	—	(33)	—	—	—	(146)	(179)
Balance as of September 30, 2026	136,629	$1,343	$687,418	$(241,625)	$42,257	$(11,518)	$(158)	$477,717

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balance as of April 1, 2025	135,379	$1,343	$671,400	$(205,783)	$(8,850)	$(11,518)	$150	$446,742
Net loss attributable to common stockholders	—	—	—	(10,234)	—	—	—	(10,234)
Foreign currency translation adjustment	—	—	—	—	22,519	—	—	22,519
Stock-based compensation	—	—	1,853	—	—	—	—	1,853
Issue of stock appreciation rights	127	—	—	—	—	—	—	—
Balance as of June 30, 2025	135,506	$1,343	$673,253	$(216,017)	$13,669	$(11,518)	$150	$460,880
Net loss attributable to common stockholders	—	—	—	(4,288)	—	—	—	(4,288)
Foreign currency translation adjustment	—	—	—	—	9,793	—	—	9,793
Stock-based compensation	—	—	2,594	—	—	—	—	2,594
Issue of stock appreciation rights and restricted share awards	364	—	—	—	—	—	—	—
Balance as of September 30, 2025	135,870	$1,343	$675,847	$(220,305)	$23,462	$(11,518)	$150	$468,979

(*) Excludes redeemable non-controlling interests.

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(15,290)	$(14,522)
Adjustments to reconcile net loss to cash provided by operating activities:
Non-controlling interest	222	—
Inventory reserve	851	1,182
Stock-based compensation expense	5,107	4,447
Depreciation and amortization	33,496	31,824
Right-of-use assets, non-cash lease expense	2,278	627
Derivative mark-to-market adjustment	274	(786)
Bad debts expense	4,572	4,378
Deferred income taxes	(3,863)	(1,864)
Lease termination and modification losses	—	91
Other non-cash items	2,154	1,564
Changes in operating assets and liabilities:
Accounts receivable	(8,563)	(7,562)
Inventories	(2,781)	(4,763)
Prepaid expenses and other current assets	(2,180)	(984)
Deferred costs	(5,561)	(4,718)
Deferred revenue	(2,550)	(612)
Accounts payable, accrued expenses and other current liabilities	(1,439)	2,524
Lease liabilities	(1,894)	(964)
Accrued severance payable	6	381

Net cash provided by operating activities	4,839	10,243

Cash flows from investing activities
Acquisition, net of cash assumed	425	45
Proceeds from sale of fixed assets	—	18
Capitalized software development costs	(9,588)	(11,491)
Capital expenditures	(12,615)	(12,452)

Net cash used in investing activities	(21,778)	(23,880)

Cash flows from financing activities
Repayment of long-term debt	(3,327)	(2,710)
Short-term bank debt, net	7,963	(617)
Acquisition of non-controlling interest	(179)	—

Net cash provided by (used in) financing activities	4,457	(3,327)

Effect of foreign exchange rate changes on cash and cash equivalents	1,489	657
Net decrease in cash and cash equivalents, and restricted cash	(10,993)	(16,307)

Cash and cash equivalents, and restricted cash at beginning of the period	40,818	48,788

Cash and cash equivalents, and restricted cash at end of the period	$29,825	$32,481

Reconciliation of cash and cash equivalents, and restricted cash, at beginning of the period
Cash and cash equivalents	36,496	44,392
Restricted cash	4,322	4,396
Cash and cash equivalents, and restricted cash, at beginning of the period	$40,818	$48,788

Reconciliation of cash and cash equivalents, and restricted cash, at end of the period
Cash and cash equivalents	26,816	27,898
Restricted cash	3,009	4,583
Cash and cash equivalents, and restricted cash, at end of the period	$29,825	$32,481

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$3,679	$2,914
Interest	$12,101	$12,192

See accompanying notes to condensed consolidated financial statements.

POWERFLEET, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

Basis of Preparation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2026 and March 31, 2026, the consolidated results of its operations for the three- and six-month periods ended September 30, 2026 and 2025, the consolidated change in stockholders’ equity for the three- and six-month periods ended September 30, 2026 and 2025, and the consolidated cash flows for the six-month periods ended September 30, 2026 and 2025. The results of operations for the three- and six-month periods ended September 30, 2026 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures for the fiscal year ended March 31, 2026 included in the Company’s Annual Report on Form 10-K for the year then ended.

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

NOTE 3 - ACQUISITIONS

EKS Transaction

On August 17, 2026, MiX Telematics Enterprise SA (Pty) Ltd (“MiX Enterprise”), a wholly owned subsidiary of the Company, entered into a restructuring arrangement involving EKS Vehicle Tracking Proprietary Limited (“EKS”), the MiX AFSOL TMS Trust (the “Trust”), and certain existing shareholders and related parties of EKS, pursuant to which all outstanding shares of EKS were transferred to the Trust (the “EKS Transaction”). MiX Enterprise and AFSOL TMS Proprietary Limited (“AFSOL TMS”) are the beneficiaries of the Trust and, subject to the terms of the Trust deed, are entitled to 70% and 30%, respectively, of residual income distributed by the Trust. MiX Enterprise is also entitled to certain other economic benefits arising from the EKS shares that are not shared with AFSOL TMS.

The Company determined that EKS meets the definition of a business under ASC 805, Business Combinations. The Company also evaluated the Trust and EKS under ASC 810, Consolidation, and concluded that both the Trust and EKS are variable interest entities. The Company determined that MiX Enterprise is the primary beneficiary of both entities because it has the power to direct the activities that most significantly affect their economic performance and has economic interests that could potentially be significant to the respective entities. The Company accounted for EKS as a business combination using the acquisition method of accounting pursuant to ASC 805 upon obtaining control effective August 17, 2026.

Allocation of Purchase Price

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with the excess of the consideration transferred over the fair value of the identifiable net assets acquired recognized as goodwill. Goodwill is primarily attributable to the assembled workforce and expected synergies and other future economic benefits. Goodwill is not deductible for tax purposes.

The preliminary allocation of the purchase price for the EKS Transaction was as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$425
Accounts receivable, net	3,632
Fixed assets, net	1,447
Intangible assets	1,351
Other current assets	109
Total assets acquired	$6,964

Liabilities assumed:
Accounts payable	$(1,176)
Other current liabilities	(5,208)
Deferred tax liability	(365)
Total liabilities assumed	$(6,749)

Total identifiable net assets acquired	$215
Goodwill	4,709
Purchase price consideration	$4,924

The purchase price allocation is preliminary and based on information available as of September 30, 2026. The Company will continue to evaluate information relating to facts and circumstances that existed as of the acquisition date and may record measurement-period adjustments as the valuation of the assets acquired and liabilities assumed is finalized.

Under the terms of the EKS Transaction, EKS is required to repay a R23,618 loan owed to Tanzanite Management Services Proprietary Limited, an affiliate of AFSOL TMS, in four installments from cash generated through its ordinary business operations. If EKS does not have sufficient free cash flow to fund an installment, MiX Enterprise, upon EKS’s written request, is required to loan EKS the amount of the applicable shortfall. The first R6,000 installment was funded by MiX Enterprise.

For the period from the acquisition date through September 30, 2026, EKS contributed revenues of $1,436 and net loss of $232 to the Company’s condensed consolidated statements of operations.

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

RTS contributed revenue of $1,357 and net income of $86 to the Company’s condensed consolidated statement of operations for the three-month period ended September 30, 2026.

RTS contributed revenue of $2,684 and net income of $152 to the Company’s condensed consolidated statement of operations for the six-month period ended September 30, 2026.

If the business acquired in the RTS Acquisition had been acquired with an effective date as of April 1, 2025, it would have contributed revenue of $968 and $2,004 and a net loss of $61 and $69 for the three and six months ended September 30, 2025, respectively, of which $35 and $69, respectively, related to the amortization of acquired identifiable intangible assets.

The Company expensed a total of $0 and $202 of acquisition-related costs in the condensed consolidated statements of operations related to the RTS Acquisition for the three- and six-month periods ended September 30, 2026, respectively. Acquisition-related costs are classified as selling, general and administrative expenses in the condensed consolidated statements of operations.

NOTE 4 - CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents unless they are legally or contractually restricted. The Company’s cash and cash equivalent balances at times exceed Federal Deposit Insurance Corporation and other local jurisdictional insurance limits.

The table below presents the restricted cash balances as of September 30, 2026 and March 31, 2026 (in thousands):

	September 30, 2026	March 31, 2026
Fleet Complete acquisition tax escrow	$1,810	$3,156
Vendor escrow	315	312
BEE Trust restricted funds	743	720
Property guarantees	141	134
Restricted cash	$3,009	$4,322

NOTE 5 - REVENUE RECOGNITION

The Company generates revenue from sales of products and from customer software-as-a-service (“SaaS”), data integration and hosting infrastructure fees. The revenue streams are categorized as product revenue and services revenue, based on the nature of the underlying goods and services provided.

The Company’s revenue recognition policies have not materially changed from those described in Note 2[E] to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2026.

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Products	$20,526	$22,370	$37,006	$40,027
Services	95,197	89,309	189,510	175,773
Total revenues	$115,723	$111,679	$226,516	$215,800

The balances of contract assets and contract liabilities from contracts with customers are as follows as of September 30, 2026 and March 31, 2026 (in thousands):

	September 30, 2026	March 31, 2026
Contract Assets:
Deferred contract costs (1)	$14,686	$12,431
Deferred costs - current	$127	$—

Contract Liabilities:
Deferred revenue – services (2)	$21,291	$23,337
Deferred revenue – products (2)	572	827
	21,863	24,164
Less: Deferred revenue – current	(18,716)	(20,159)
Deferred revenue – long term	$3,147	$4,005

(1) Deferred contract costs are included in Other assets on the condensed consolidated balance sheet.
(2) The Company records deferred revenue when cash payments are received or due in advance of the Company’s performance. For the three-month periods ended September 30, 2026 and 2025, the Company recognized revenue of $8,137 and $5,095, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. For the six-month periods ended September 30, 2026 and 2025, the Company recognized revenue of $14,757 and $10,563, respectively, which was included in the deferred revenue balance at the beginning of each reporting period. The Company expects to recognize the remaining deferred revenue balance as revenue through fiscal year 2029, as it transfers the related goods and services and, therefore, satisfies its performance obligations to its customers.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

The Company’s methodology for estimating expected credit losses has not changed materially from that described in Note 2[D] to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2026.

An analysis of the allowance for credit losses for the periods ended September 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended September 30,
	2026	2025
Allowance for credit losses, March 31	$9,177	$4,057
Current period provision for expected credit losses	5,412	8,807
Write-offs charged against the allowance	(4,522)	(4,274)
Foreign currency translation	200	900
Allowance for credit losses, September 30	$10,267	$9,490

NOTE 7 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other current assets comprise the following (in thousands):

	September 30, 2026	March 31, 2026
Sales-type lease receivables, current	$685	$831
Prepaid expenses	12,324	8,865
Contract assets	2,814	5,017
Tax receivables	1,838	1,190
VAT receivable	663	1,669
Sundry debtors	5,551	4,037
Other current assets	885	485
	$24,760	$22,094

NOTE 8 - INVENTORY

Inventories consist of the following (in thousands):

	September 30, 2026	March 31, 2026
Components	$7,536	$8,495
Finished goods, net	17,043	13,953
	$24,579	$22,448

NOTE 9 - FIXED ASSETS

The following table summarizes fixed assets of the Company as of September 30, 2026 and March 31, 2026 (in thousands):

	September 30, 2026	March 31, 2026
Installed and uninstalled products	$84,498	$73,750
Computer software	12,889	11,807
Computer and electronic equipment	9,254	8,596
Furniture and fixtures	4,693	4,004
Leasehold improvements	704	650
Plant and equipment	313	278
Assets in progress	301	107
	112,652	99,192
Accumulated depreciation and amortization	(44,997)	(36,794)
	$67,655	$62,398

Depreciation and amortization expense for the three- and six-month periods ended September 30, 2026 was $6,073 and $11,818, respectively, and for the three- and six-month periods ended September 30, 2025 was $6,277 and $12,449, respectively.

NOTE 10 - INTANGIBLE ASSETS AND GOODWILL

The following table summarizes identifiable intangible assets of the Company as of September 30, 2026 and March 31, 2026 (in thousands):

September 30, 2026	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$216,229	$(51,009)	$165,220
Trademark and tradename	3 - 15	23,953	(9,587)	14,366
Patents	7 - 11	2,128	(1,211)	917
Technology	5 - 7	89,423	(40,320)	49,103
Software to be sold or leased	3 - 7	29,388	(9,636)	19,752
		361,121	(111,763)	249,358

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$361,286	$(111,763)	$249,523

March 31, 2026	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Customer relationships	9 - 13	$213,107	$(40,868)	$172,239
Trademark and tradename	3 - 15	23,637	(8,291)	15,346
Patents	7 - 11	2,128	(961)	1,167
Technology	3 - 5	85,187	(36,165)	49,022
Software to be sold or leased	3 - 5	22,875	(5,296)	17,579
		346,934	(91,581)	255,353

Indefinite-lived:
Customer list		104	—	104
Trademark and tradename		61	—	61
		165	—	165

Total		$347,099	$(91,581)	$255,518

The weighted-average remaining amortization periods for customer relationships, trademarks and tradenames, patents, technology, and capitalized software to be sold or leased at September 30, 2026 were 10.0, 9.7, 1.8, 2.8, and 2.8 years, respectively, and at March 31, 2026 were 10.2, 9.8, 3.0, 2.8, and 2.8 years, respectively.

Amortization expense for the three- and six-month periods ended September 30, 2026 was $11,216 and $21,678, respectively, and for the three- and six-month periods ended September 30, 2025 was $9,516 and $19,375, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years for these intangible assets is as follows (in thousands):

Fiscal Year	Estimated Future Amortization Expense
2027 (remaining)	$23,347
2028	48,046
2029	37,442
2030	28,209
2031	17,672
Thereafter	94,642
$249,358

Reconciliation of Total Goodwill

The following table is a reconciliation of the carrying amount of goodwill as of March 31, 2026 and September 30, 2026 (in thousands):

Goodwill	Carrying Amount
Balance at March 31, 2025	$383,146
Businesses acquired
Powerfleet Africa Sky	552
RTS Acquisition	5,637
Foreign currency translation difference	22,660
Balance at March 31, 2026	411,995
EKS Transaction	4,709
Foreign currency translation difference	8,955
Balance at September 30, 2026	$425,659

During the quarter ended September 30, 2026, the Company experienced a decline in its market capitalization as a result of a decrease in its stock price, which represented a triggering event requiring the Company’s management to perform quantitative goodwill impairment tests. The Company performed a quantitative assessment whereby the fair value of its single reporting unit, including the implied control premium, was estimated and compared to its market capitalization as of September 30, 2026 to determine if the fair value is reasonable compared to external market indicators. Market capitalization is determined by multiplying the number of shares of common stock outstanding by the market price of its common stock as of the assessment date. The control premium, or the amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company, is determined by utilizing data from publicly available premium studies for similarly situated public company transactions. As a result of this quantitative assessment, the Company determined that the fair value of the reporting unit was not less than its carrying amount and thus goodwill was not impaired as of September 30, 2026. Changes in judgments, assumptions, and estimates could result in significantly different fair value estimates.

For the three- and six-month periods ended September 30, 2026, the Company did not incur an impairment charge.

NOTE 11 - STOCK-BASED COMPENSATION

[A] Stock Options:

During the three- and six-month periods ended September 30, 2026, the Company did not grant any market-based stock options.

The following table summarizes the activity relating to the Company’s market-based stock options for the six-month period ended September 30, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	5,090	14.09	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(275)	3.00	—	—
Outstanding as of September 30, 2026	4,815	14.72	4.88	$—

Exercisable as of September 30, 2026	—	—	—	$—

During the three- and six-month periods ended September 30, 2026, the Company did not grant any options to purchase shares of common stock with time-based vesting conditions.

The following table summarizes the activity relating to the Company’s stock options, excluding the market-based stock options, for the six-month period ended September 30, 2026:

	Options (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	1,807	4.51	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(249)	4.84	—	—
Outstanding as of September 30, 2026	1,558	4.45	4.29	$—

Vested as of September 30, 2026	1,546	4.45	4.26	$—

The Company recorded stock-based compensation expense of $(212) and $19 for the three- and six-month periods ended September 30, 2026, respectively, and $406 and $853 for the three- and six-month periods ended September 30, 2025, respectively, in connection with awards made under the stock option plans, including market-based and time-based options.

The fair value of options vested during the six-month periods ended September 30, 2026 and 2025 amounted to $100 and $199, respectively. There were no option exercises during the three- and six-month periods ended September 30, 2026 and 2025.

As of September 30, 2026, there was $28 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans excluding the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.22 years.

As of September 30, 2026, there was $365 of total unrecognized compensation costs related to unvested options granted under the Company’s stock option plans for the market-based stock options that were granted to certain senior managers, including the Company’s executive officers. That cost is expected to be recognized over a weighted-average period of 0.46 years.

The Company estimates forfeitures at the time of valuation and reduces expenses ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

[B] Restricted Stock Awards, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”):

During the six-month period ended September 30, 2026, the Company granted 225 RSUs and 225 PSUs to a member of the Company’s senior management team. RSUs vest in equal installments over a three-year period, provided that such member remains employed by the Company on each scheduled vesting date and PSUs vest if specified performance targets are achieved and provided that such member remains employed by the Company on the scheduled vesting date. The grant date for these awards was determined to be August 11, 2026.

During the six-month period ended September 30, 2026, the Company granted 110 RSUs to certain of the Company’s non-employee directors, which vest in full on the earlier of the first anniversary of the grant date and the date of the Company’s next annual meeting of stockholders, provided that they continue to serve as directors of the Company on such date. The grant date for these awards was determined to be either August 17, 2026 or September 17, 2026.

During the six-month period ended September 30, 2026, the Company did not grant any restricted stock awards.

A summary of all unvested restricted stock, RSUs and PSUs for the six-month period ended September 30, 2026 is as follows:

	Time-Based Awards		Market-Based Awards		Performance-Based Awards
	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)	Number of Unvested Shares (in thousands)	Weighted- Average Grant Date Fair Value ($)
Unvested, March 31, 2026	1,985	4.24	834	5.35	3,993	4.05
Granted	335	3.22	225	2.44	—	—
Vested/Exercised	(292)	5.37	—	—	—	—
Forfeited or expired	(255)	4.19	—	—	(596)	4.42
Unvested, September 30, 2026	1,773	3.86	1,059	5.35	3,397	4.16

The Company recorded stock-based compensation expenses of $1,818 and $4,321 for the three- and six-month periods ended September 30, 2026, respectively, and $1,769 and $2,589 for the three- and six-month periods ended September 30, 2025, respectively, in connection with restricted stock, RSU and PSU grants. As of September 30, 2026, there was $13,429 of total unrecognized compensation cost related to unvested shares, RSUs and PSUs.

[C] Stock Appreciation Rights:

The following table summarizes the activity relating to the Company’s stock appreciation rights (“SARs”) for the six-month period ended September 30, 2026:

	Number of SARs (in thousands)	Weighted- Average Exercise Price ($)	Weighted-Average Contractual Remaining Term (years)	Aggregate Intrinsic Values (in thousands)
Outstanding as of April 1, 2026	2,369	2.36
Granted	—	—
Exercised	(526)	2.40
Forfeited	(208)	2.31
Outstanding as of September 30, 2026	1,635	2.37	1.58

Exercisable as of September 30, 2026	1,047	2.53	1.33	$170

The total stock-based compensation expense recognized in connection with SARs during the three- and six-month periods ended September 30, 2026 was $325 and $650, respectively, and during the three- and six-month periods ended September 30, 2025 was $361 and $722, respectively.

As of September 30, 2026, there was $1,708 of unrecognized compensation cost related to unvested SARs. This amount is expected to be recognized over a weighted-average period of 1.30 years.

NOTE 12 - NET LOSS PER SHARE

Net loss per share for the three- and six-month periods ended September 30, 2026 and 2025 is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted loss per share
Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(15,290)	$(14,522)

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.11)

Weighted-average common shares outstanding - basic and diluted	134,444	133,676	134,307	133,510

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding options and the proceeds thereof were used to purchase outstanding common shares. Basic and diluted loss per share were the same because the effect of potentially dilutive securities was anti-dilutive.

NOTE 13 - SHORT-TERM BANK DEBT AND LONG-TERM DEBT

Amounts outstanding under short‑term and long‑term debt were classified on the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2026	March 31, 2026
Short-term bank debt	$53,248	$44,072
Other current borrowings	$4,538	$—
Current maturities of long-term debt	$6,500	$6,283
Long-term debt - less current maturities	$227,168	$229,669

As of September 30, 2026, the Company had debt outstanding under credit facilities with Bank Hapoalim B.M. (“Hapoalim”) and FirstRand Bank Limited (acting through its Rand Merchant Bank division) (“RMB”). As of September 30, 2026, short-term bank debt consisted of $53,242 of borrowing facilities and $6 of book overdrafts.

Summary of Debt Facilities

Short-Term Debt

The following table summarizes the Company’s revolving credit facilities as of September 30, 2026 (in thousands):

Facility	Denominated Currency	Total Committed Amount (USD equivalent at balance sheet date)	Amount Outstanding (Drawn)	Available Borrowing Capacity (Undrawn)	Interest Rate	Final Maturity	Classification
RMB General Facility	ZAR	$21,344	$20,409	$935	SA Prime – 0.75%	On demand (April 2, 2026)	Current
RMB Revolving Credit Facility A	USD	$10,000	$9,750	$250	SOFR + 2.5%	February 1, 2027	Current
RMB Revolving Credit Facility B	ZAR	$10,977	$—	$10,977	South African rand overnight index average + 1.95%	February 1, 2027	Current
Hapoalim Revolving Credit Facility C	USD/NIS	$10,000	$6,690	$3,310	USD-denominated: SOFR + 2.15% NIS-denominated: Hapoalim Prime + 2.5%	February 27, 2027	Current
Hapoalim Revolving Credit Facility D	USD	$20,000	$16,393	$3,607	SOFR + 2.59%	February 27, 2027	Current
Other current borrowings	ZAR	$4,538	$4,538	$—	Non-interest bearing	Various	Current
		$76,859	$57,780	$19,079

RMB General Facility

The Company had a general banking facility with RMB of R350,000 (equivalent to $21,344 at September 30, 2026) (the “RMB General Facility”). The RMB General Facility was repayable on demand and its contractual term expired on April 2, 2026. Subsequent to September 30, 2026, the Company continued discussions with RMB regarding the establishment of a new general banking facility, which would extend and replace the RMB General Facility, and certain additional operational banking facilities in connection with the transition of the Company’s South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. The Company expects to finalize the arrangements following completion of these internal approval and documentation processes. RMB has not demanded, and has indicated that it does not intend to demand, repayment of the RMB General Facility.

2026 RMB Revolving Credit Facilities

On February 5, 2026, the Company and certain subsidiaries entered into an agreement with RMB providing revolving credit facilities of $10,000 (“RMB Revolving Credit Facility A”) and R180,000 (“RMB Revolving Credit Facility B” and, together with the RMB Revolving Credit Facility A, the “RMB Revolving Credit Facilities”). The RMB Revolving Credit Facilities mature on February 1, 2027, bear interest at the rates presented in the table above and are subject to customary prepayment provisions. The Company pays commitment fees on the undrawn portions of the facilities.

Hapoalim Revolving Credit Facilities

The credit agreement with Hapoalim (as amended, the “Hapoalim Credit Agreement”) provides two revolving credit facilities with aggregate borrowing capacity of $30,000 (composed of two revolvers in the aggregate principal amounts of $10,000 and $20,000) (“Hapoalim Revolving Credit Facility C” and “Hapoalim Revolving Credit Facility D,” respectively, and, collectively, the “Hapoalim Revolving Credit Facilities”). The Hapoalim Revolving Credit Facilities bear interest at the rates and mature on the dates presented in the table above.

The Hapoalim Revolving Credit Facilities are secured by first‑ranking and exclusive fixed and floating charges, including by Powerfleet Israel Ltd (“Powerfleet Israel”) over the entire share capital of Pointer Telocation Ltd (“Pointer”) and by Pointer over its assets, as well as cross‑guarantees between Powerfleet Israel and Pointer, subject to specified exclusions.

The weighted-average interest rate on short-term borrowings as of September 30, 2026 and March 31, 2026 was 7.79% and 7.90%, respectively.

Other Borrowings

As described in Note 3, Acquisitions, the Company obtained control of EKS on August 17, 2026 and accounted for the EKS Transaction as a business combination using the acquisition method from that date. As of the acquisition date, EKS had two unsecured, interest-free loans outstanding.

•Tanzanite Management Services (Pty) Ltd, an affiliate of AFSOL TMS – Under the restructuring arrangement, EKS is required to repay the loan in four installments from cash generated through its ordinary business operations. If EKS does not have sufficient free cash flow to fund an installment, MiX Enterprise, upon EKS’s written request, is required to loan EKS the amount of the applicable shortfall. MiX Enterprise funded the first installment of R6,000. The remaining balance of R17,618 ($1,075) is repayable in three equal installments, with the final installment due on February 28, 2027.
•Automated Fleet Solutions (Pty) Ltd – The loan of R54,000 ($3,294) has no fixed repayment terms.

Long-Term Debt

The following table summarizes the Company’s loan facilities as of September 30, 2026 (in thousands):

Facility	Denominated Currency	Original Principal Amount (USD equivalent)	Outstanding Balance	Interest Rate	Final Maturity	Classification
Hapoalim Term Facility A	NIS	$20,000	$12,225	Hapoalim Prime + 2.2%	March 18, 2029	Non-current
Hapoalim Term Facility B **	NIS	$10,000	$11,926	Hapoalim Prime + 2.3%	March 18, 2029	Non-current
RMB Term Facility A	USD	$42,500	$42,500	8.699% to March 31, 2027, thereafter SOFR + 4.85%	March 31, 2028	Non-current
RMB Term Facility B	USD	$42,500	$42,500	8.979% fixed	March 31, 2029	Non-current
New RMB Term Facility	USD	$125,000	$125,000	5.0% + SOFR	October 31, 2029	Non-current
		$240,000	$234,151

** The outstanding balance of the Hapoalim Term Facility B exceeds the original USD equivalent principal amount due to foreign currency fluctuations with no required principal payments until maturity.

Hapoalim Term Facilities

The Hapoalim Credit Agreement also provides for two senior secured term loan facilities denominated in NIS to Powerfleet Israel in an aggregate principal amount of $30,000 (composed of two facilities in the aggregate principal amounts of $20,000 and $10,000, respectively) (“Hapoalim Term Facility A” and “Hapoalim Term Facility B,” respectively, and, together with the Hapoalim Revolving Credit Facilities, the “Hapoalim Credit Facilities”).

Hapoalim Term Facility A amortizes in quarterly installments over its five-year term, while Hapoalim Term Facility B does not amortize and is payable in full at maturity. The interest rates, outstanding balances and maturity dates are presented in the table above.

The Hapoalim Credit Facilities are secured by first‑ranking and exclusive fixed and floating charges, including by Powerfleet Israel over the entire share capital of Pointer and by Pointer over its assets, as well as cross‑guarantees between Powerfleet Israel and Pointer, subject to specified exclusions.

For the three- and six-month periods ended September 30, 2026, the Company recorded a cost of $13 and $27, respectively, net of additional deferred costs and credit to the original debt issuance costs and amortization of the original debt issuance costs. For the three- and six-month periods ended September 30, 2025, the Company recorded $15 and $30 of additional deferred costs to the original debt issuance costs and refinancing fee paid to Hapoalim, respectively. The Company recorded charges of $472 and $1,015 to interest expense on its condensed consolidated statements of operations for the three- and six-month periods ended September 30, 2026, respectively, and $608 and $1,232 for the three- and six-month periods ended September 30, 2025, respectively, related to interest expense associated with the Hapoalim debt.

Hapoalim Covenants

The Hapoalim Credit Agreement contains certain customary affirmative and negative covenants, including financial covenants with respect to Pointer’s net debt levels which must be less than 100% of Working Capital (as defined in the Hapoalim Credit Agreement), the ratio of the borrowers’ combined debt to Pointer’s EBITDA ratio must not exceed 4.75, Powerfleet Israel’s minimum equity which must not be less than $60,000, and the ratio of Powerfleet Israel’s equity to its total assets which must be greater than 35% and the ratio of Pointer’s net debt to EBITDA ratio must not exceed 2. The occurrence of any event of default under the Hapoalim Credit Agreement may result in all outstanding indebtedness under the Hapoalim Credit Facilities becoming immediately due and payable. As of September 30, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

RMB Term Facilities

On March 7, 2024, the Company and certain subsidiaries entered into an agreement with RMB the (“RMB Term Facilities Agreement”) providing two term loan facilities, each with an original principal amount of $42,500 (“RMB Term Facility A” and “RMB Term Facility B,” respectively, and, collectively, the “RMB Term Facilities”). RMB Term Facility A matures on March 31, 2028 and RMB Term Facility B matures on March 31, 2029. Interest is payable quarterly, and the applicable interest rates are presented in the table above.

Certain optional and contingent prepayment features of the RMB Term Facilities, including mandatory prepayment upon uncertain future events, with any prepayment amount adjusted for RMB’s break gains or losses on the interest rate derivatives it entered into with third parties to fix the interest rates on the RMB Term Facilities (the “Prepayment Derivative”), are accounted for separately as embedded derivatives and measured at fair value, with changes in fair value recognized in earnings. The related derivative assets, which are included in other assets, were $1,210 and $2,022 for RMB Term Facilities A and B, respectively, at September 30, 2026, compared with $1,215 and $2,291, respectively, at March 31, 2026. The Prepayment Derivative is classified within Level 3 of the fair-value hierarchy due to the use of at least one significant unobservable input which is the credit spread volatility.

For the Prepayment Derivative asset in RMB Term Facility A, a change of -10% in credit spread volatility would result in no change in the derivative asset, while a change of +10% in credit spread volatility would also result in no change in the derivative asset. For the Prepayment Derivative asset in RMB Term Facility B, a change of -10% in credit spread volatility would result in a decrease in the derivative asset of $2, while a change of +10% in credit spread volatility would result in an increase in the derivative asset of $4.

The following key assumptions were used as of September 30, 2026:

	Facility A	Facility B
Risk-free interest rate volatility	16%	15%
Risk-free rate	4.71%	4.94%
Credit rating	B+	B+

For the three- and six-month periods ended September 30, 2026, the Company recorded $56 and $110, respectively, of amortization of the original debt issuance costs and the refinancing fee to RMB, compared to $74 and $146, respectively, for the corresponding periods in 2025.

For the three- and six-month periods ended September 30, 2026, the Company recorded interest expense of $1,920 and $3,840, respectively, compared to $1,920 and $3,840, respectively, for the corresponding periods in 2025.

New RMB Term Facility

On September 27, 2024, the Company, and certain subsidiaries entered into an agreement with RMB (and, together with the RMB Term Facilities Agreement, the “RMB Facilities Agreements”) providing a $125,000 term loan facility that matures on October 31, 2029 (the “New RMB Term Facility”). Interest is payable quarterly, and the stated interest rate was 8.73% at September 30, 2026. The New RMB Term Facility is guaranteed, on a joint and several basis, by certain wholly owned subsidiaries and secured by first‑priority security interests over their share capital.

For the three- and six-month periods ended September 30, 2026 and 2025, the Company recorded $66, $130, $60 and $118, respectively, of amortization of debt issuance costs related to the New RMB Term Facility. For the three- and six-month periods ended September 30, 2026 and 2025, the Company recorded $2,729, $5,447, $2,905 and $5,843, respectively, of interest expense related to the New RMB Term Facility.

RMB Covenants

The RMB Facilities Agreements contain certain customary affirmative and negative covenants, including financial covenants with respect to the ratio of the Company’s consolidated total net borrowings to consolidated EBITDA, which must be less than (i) 2.75 from June 30, 2026 through March 30, 2027, and (ii) 2.50 thereafter, and the ratio of the Company’s consolidated EBITDA to consolidated total finance costs, which must exceed (i) 3.00 from September 30, 2025 through September 29, 2026 and (ii) 3.50 thereafter. The RMB Facilities Agreements also include representations, warranties, events of default and other provisions customary for financings of this type. The occurrence of any event of default under the RMB Facilities Agreements may result in all outstanding indebtedness under the RMB Term Facilities or New RMB Term Facility, as applicable, becoming immediately due and payable. The RMB Facilities Agreements include an equity cure provision, allowing the Company to remedy a breach of the above financial covenants by receiving a qualifying shareholder contribution (a “Cure Amount”) within 45 days of the applicable Measurement Date (as defined in each of the RMB Facilities Agreements). The Cure Amount may be applied as a notional reduction in net borrowings or finance costs solely for covenant compliance purposes. The use of this provision is limited such that (i) a Cure Amount may not be applied in two consecutive Measurement Periods (as defined in each of the RMB Facilities Agreements) and (ii) Cure Amounts may be applied a maximum of three times over the life of the RMB Facilities Agreements, as applicable. All Cure Amounts must be applied toward mandatory prepayment of outstanding loans under the RMB Term Facilities or New RMB Term Facility, as applicable. As of September 30, 2026, the Company was in compliance with all applicable financial and non‑financial covenants, and no events of default had occurred.

Contractual Maturities

Scheduled contractual maturities of the long-term debt as of September 30, 2026 are as follows (in thousands):

Fiscal Year	Contractual Maturities
2027 (remaining)	$3,281
2028	49,059
2029	56,811
2030	125,000
234,151
Less: Current portion	(6,500)
Less: Debt costs and prepayment	(483)
Total	$227,168

NOTE 14 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	March 31, 2026
Accrued warranty	$822	$959
Accrued compensation	21,075	22,890
Government authorities	10,507	10,533
Other current liabilities	3,669	3,317
	$36,073	$37,699

The following table summarizes warranty activity for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025
Accrued warranty reserve, beginning of period	$2,202	$3,618
Accrual for product warranties issued	431	217
Product replacements and other warranty expenditures	(578)	(608)
Expiration of warranties	(11)	(788)
Foreign currency translation difference	20	79
Accrued warranty reserve, end of period (1)	$2,064	$2,518

(1) Includes non-current accrued warranty included in other long-term liabilities at September 30, 2026 and 2025 of $1,242 and $1,170, respectively.

NOTE 15 - RESTRUCTURING EXPENSES

The Company initiated restructuring actions in connection with the integration of MiX Telematics Ltd. (“MiX Telematics”) and Fleet Complete to streamline operations and capture operating synergies. These actions included workforce reductions and employee terminations related to consolidation of overlapping functions. The Company’s restructuring plans are generally country- or region-specific and are typically completed within a one-year period.

For the three-month periods ended September 30, 2026 and 2025, the Company recognized restructuring expenses of $2,205 and $770, respectively, primarily consisting of employee termination costs. For the six-month periods ended September 30, 2026 and 2025, the Company recognized restructuring expenses of $2,932 and $2,765, respectively, primarily consisting of employee termination costs. Restructuring expenses are recorded in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the details of the Company’s restructuring liability (in thousands):

	September 30, 2026	March 31, 2026
Opening balance	$1,207	$1,324
Charges	2,932	3,463
Cash payments	(2,621)	(3,580)
Foreign currency translation	(16)	—
Closing balance (1)	$1,502	$1,207

(1) Includes non-current restructuring liability included in other long-term liabilities at September 30, 2026 and March 31, 2026 of $271 and $1,036, respectively, and current restructuring liability included in other current liabilities in Note 14, Accrued Expenses and Other Current Liabilities at September 30, 2026 and March 31, 2026 of $1,231 and $171, respectively.

From April 1, 2024 through September 30, 2026, the Company incurred expenses of $11,440 in connection with restructuring activities and expects to incur additional charges, primarily for severance, with most related cash outflows expected within the next 12 months.

In addition to these restructuring expenses, the Company recognized inventory write-downs related to hardware rationalization (included in cost of revenues) and retention, leadership transition, and other professional costs (included in selling, general and administrative expenses) associated with the restructuring activities. Lease-related impairments and modifications, if any, are accounted for under ASC 842 (included in other income/expenses).

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net loss and foreign currency translation gains and losses.

The accumulated balances for each classification of other comprehensive income for the six-month period ended September 30, 2026 are as follows (in thousands):

Accumulated other comprehensive income
Balance at April 1, 2026	$29,660
Foreign currency translation adjustment	12,597
Balance at September 30, 2026	$42,257

The accumulated balances for each classification of other comprehensive income for the six-month period ended September 30, 2025 are as follows (in thousands):

Accumulated other comprehensive (loss) income
Balance at April 1, 2025	$(8,850)
Foreign currency translation adjustment	32,312
Balance at September 30, 2025	$23,462

There were no reclassification adjustments out of accumulated other comprehensive income during the periods presented.

NOTE 17 - REDEEMABLE NON-CONTROLLING INTERESTS

In connection with the RTS Acquisition, MiX Africa and MiX Telematics entered into a shareholders’ agreement with Macrocomm, which provides, among other things, Macrocomm with an option, exercisable within six months following the fifth-year anniversary of consummation of the RTS Acquisition, to require MiX Africa or its nominee to purchase all equity interests in MiX Africa held by Macrocomm for either (i) the greater of (x) an amount based on a predetermined formula applied to MiX Africa’s revenue for the immediately preceding financial year and (y) R90,000, with settlement in cash, or (ii) a fixed number of shares of the Company’s common stock (provided that the Company’s common stock is then-listed on the Johannesburg Stock Exchange) (the “Put Option”).

The non-controlling interest is classified as temporary equity as the redemption under the Put Option is not solely within the Company’s control. The balance is adjusted each reporting period for attributable income or loss and distributions and, under the Company’s elected immediate method, to the greater of its redemption value or carrying amount. The acquisition-date fair value of the redeemable non-controlling interest, including the Put Option, was $8,765 based on an estimate using a Monte Carlo simulation that incorporated expected revenue growth, market correlation, volatility and an appropriate discount rate.

The table below presents the reconciliation of changes in redeemable non-controlling interests as of March 31, 2026 and September 30, 2026 (in thousands):

	September 30, 2026	March 31, 2026
Opening balance	$6,009	$—
Issuance of redeemable non-controlling interest	—	8,765
Rebalancing of ownership percentage between parent and subsidiaries	—	(3,364)
Net income attributable to redeemable non-controlling interest	222	608
Closing balance	$6,231	$6,009

NOTE 18 - SEGMENT INFORMATION

The Company has a single operating and reportable segment, wireless AIoT asset management. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated net loss attributable to common stockholders as reported on the Company’s condensed consolidated statements of operations. The Company derives its revenue from product revenue and services revenue. Product revenue consists primarily of the sale of hardware devices. Services revenue consists primarily of recurring subscription services as well as professional implementation and other non-recurring services. The measure of segment assets is reported on the condensed consolidated balance sheets as net fixed assets.

The following table summarizes the revenues and significant expenses regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$115,723	$111,679	$226,516	$215,800
Total cost of revenues	53,897	49,090	103,529	96,730
Selling and marketing expenses	22,373	19,402	43,541	36,999
General and administrative expenses	31,380	32,518	64,461	65,794
Development costs incurred	9,838	8,934	19,121	17,493
Development costs capitalized	(5,072)	(4,740)	(9,995)	(8,442)
Depreciation and amortization	1,952	2,231	4,234	5,021
Interest income	246	262	480	458
Interest expense	(6,197)	(6,977)	(13,180)	(13,763)
Other expense	(1,813)	(546)	(2,218)	(1,789)
Income tax expense	(402)	(1,271)	(1,775)	(1,633)
Net loss	(6,811)	(4,288)	(15,068)	(14,522)
Non-controlling interest	(39)	—	(222)	—
Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(15,290)	$(14,522)

The following table summarizes revenues by geographic region (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
North America	$39,373	$41,243	$73,803	$78,668
Israel	17,448	14,566	35,183	27,471
Africa	30,332	26,832	59,562	52,287
Europe and Middle East	12,500	13,042	24,566	25,394
Australia	10,209	10,651	21,416	21,269
Other	5,861	5,345	11,986	10,711
	$115,723	$111,679	$226,516	$215,800

The following table summarizes long-lived assets by geographic region (in thousands):

	September 30, 2026	March 31, 2026
North America	$17,339	$16,409
Israel	1,530	1,576
Africa	37,452	33,004
Europe and Middle East	6,312	6,098
Australia	364	550
Other	4,658	4,761
	$67,655	$62,398

NOTE 19 - INCOME TAXES

The Company records its interim tax provision based upon a projection of the Company’s annual effective tax rate (“AETR”). This AETR is applied to the year-to-date consolidated pre-tax income to determine the estimated interim provision for income taxes before discrete items. The Company updates the AETR on a quarterly basis as the pre-tax income projections are revised and tax laws are enacted. The effective tax rate (“ETR”) each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings and adjustments to recorded valuation allowances. The currently forecasted ETR may vary from the actual year-end ETR due to the changes in these factors.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Domestic pre-tax book loss	$(3,307)	$(8,204)	$(13,745)	$(18,549)
Foreign pre-tax book (loss) income	(3,102)	5,187	452	5,660
Total loss before income taxes	(6,409)	(3,017)	(13,293)	(12,889)
Income tax expense	(402)	(1,271)	(1,775)	(1,633)
Net loss before non-controlling interest	$(6,811)	$(4,288)	$(15,068)	$(14,522)

Effective tax rate	(6.27)%	(42.13)%	(13.35)%	(12.67)%

For the three- and six-month periods ended September 30, 2026 and 2025, the effective tax rate differed from the statutory tax rates primarily due to the mix of domestic and foreign earnings among taxable jurisdictions, recorded valuation allowances to fully reserve against deferred tax assets in certain jurisdictions, and certain discrete items.

NOTE 20 - LEASES

The Company’s lease accounting policies have not changed materially from those described in Note 18 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2026.

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Short-term lease cost	$394	$396	$720	$814

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended September 30,
	2026	2025
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,468	$1,401
Reduction of right-of-use assets	$(219)	$—

Weighted-average remaining lease term and discount rate for our operating leases are as follows:

September 30, 2026
Weighted-average remaining lease term - operating leases (in years) (1)	5.23
Weighted-average discount rate	7.1%

(1) Including expected renewals where appropriate.

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2026 are as follows (in thousands):

October 2026 - March 2027	$2,946
2028	4,791
2029	3,420
2030	2,133
2031	1,465
Thereafter	4,339
Total lease payments	19,094
Less: Imputed interest	(2,963)
Present value of lease payments	$16,131

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of finance lease receivables approximates fair value due to the interest rate implicit in the instruments approximating current market rates. The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and short-term bank debt approximates their fair values due to the short period to maturity of these instruments. The fair value of the Company’s debt is based on observable relevant market information and future cash flows discounted at current rates, which are Level 2 measurements. The Prepayment Derivative within the RMB Term Facilities was classified as a Level 3 in the fair value hierarchy due to the use of at least one significant unobservable input which was the credit spread volatility (see Note 13). There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three and six months ended September 30, 2026 and year ended March 31, 2026.

	As of September 30, 2026
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$291,454	$293,975	$—	$293,975	$—

Prepayment derivative	$3,231	$3,231	$—	$—	$3,231

	As of March 31, 2026
	Fair Value
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3

Debt	$280,024	$281,081	$—	$281,081	$—

Prepayment derivative	$3,505	$3,505	$—	$—	$3,505

NOTE 22 - CONCENTRATION OF CUSTOMERS

For the three- and six-month periods ended September 30, 2026 and 2025, there were no customers that generated revenues greater than 10% of the Company’s consolidated total revenues or generated greater than 10% of the Company’s consolidated accounts receivable.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Mobile Telephone Networks Proprietary Limited (“MTN”), a network service provider of MiX Africa, a subsidiary of the Company, is entitled to claw back payments from MiX Africa in the event of early cancellation of the agreement or certain base connections not being maintained over the term of an amended network services agreement between the parties. No connection incentives will be received under the amended network services agreement. The maximum potential liability under the arrangement as of September 30, 2026 and March 31, 2026 was $260 and $386, respectively. No loss is considered probable under this arrangement.

NOTE 24 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure, in a tabular format, on an annual and interim basis, of purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting ASU 2024-03.

On September 18, 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for, and disclosure of, software costs under ASC 350-40. The amendments also supersede the guidance on website development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to websites, to ASC 350-40. Although the ASU makes targeted improvements to ASC 350-40, it does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The FASB also chose not to amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments are effective for annual reporting periods beginning after

December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the effect of adopting ASU 2025-06.

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

NOTE 25 - SUBSEQUENT EVENTS

Subsequent to September 30, 2026, the Company agreed to enter into a device financing facility with RMB, primarily to support device deployment under its contract with the South African National Treasury. The facility remains subject to the negotiation and execution of definitive documentation.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed or implied as forward-looking statements herein include, but are not limited to:

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
•disruptions or constraints in our global supply chain or production processes, component availability or compatibility issues, performance issues or failures by subcontractors, and reliance on a limited number of suppliers for critical components and services, any of which could delay product deliveries, customer deployments or revenue recognition;
•the loss of any of our key customers, reductions in customer demand or purchasing levels, and reliance on third-party channel partner relationships, including telecommunication companies and regional distributors;
•our ability to successfully execute large-scale customer deployments and strategic contracts, including the timing and pace of installations, availability of necessary hardware and resources, customer implementation requirements and the timing of associated revenue recognition, and increased reliance on significant customer programs to achieve our anticipated growth;
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

•our ability to achieve our financial outlook, anticipated growth, profitability and cash flow objectives, including risks associated with the timing of customer deployments, revenue recognition, changes in revenue mix and realization of anticipated operating leverage;
•our level of indebtedness, debt service obligations, availability of liquidity, compliance with the terms of our financing arrangements, and our ability to obtain additional capital on acceptable terms when required; and
•other risks and uncertainties disclosed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including the risks set forth under “Risk Factors” in our Form 10-K.

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

On April 2, 2024, we acquired MiX Telematics (the “MiX Combination”), and on October 1, 2024, we acquired Fleet Complete (the “FC Acquisition”). Since the closing of these acquisitions, we have made significant progress in integrating the businesses into our operations, with alignment of core functions and realization of operational synergies.

Recent Developments

High interest rates, moderating but persistent inflationary pressures, fluctuations in currency exchange rates, continued supply chain disruptions, and ongoing geopolitical conflicts, such as the conflicts in the Middle East, have contributed to significant global economic uncertainty. In addition, disruptions in global trade, including the imposition of tariffs, export controls and other trade restrictions, as well as evolving monetary and fiscal policies in major economies, have further affected macroeconomic stability and created additional uncertainty for global commerce. More recent disruptions, including periodic shipping constraints in key maritime routes, have also contributed to supply chain volatility.

Our products incorporate specialized electronic components, including cellular communication modules, GPS chipsets and other semiconductors, which are available from a limited number of suppliers. Integrating new components can require modifications to our device firmware and hardware. During the three months ended June 30, 2026, we experienced production delays within one of our product lines that resulted in the deferral of certain customer orders. During the three months ended September 30, 2026, we released a firmware update that addressed the principal compatibility issue and fulfilled a substantial majority of the affected orders. Certain engineering and validation activities remained ongoing, and we continued to monitor the availability of certain obsolete or limited-source components and evaluate alternative components and manufacturing solutions. These activities have required additional development and engineering efforts. Future component transitions of this nature may require additional engineering time and expense and could delay the completion and delivery of finished products in future periods.

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

Critical Accounting Policies

For the three- and six-month periods ended September 30, 2026, there were no significant changes to our critical accounting policies as identified in our Form 10-K.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(In thousands)
Revenues:
Products	$20,526	$22,370	$(1,844)	(8.2)%
Services	95,197	89,309	5,888	6.6%
Total revenues	115,723	111,679	4,044	3.6%

Cost of revenues:
Cost of products	14,711	15,318	(607)	(4.0)%
Cost of services	39,186	33,772	5,414	16.0%
Total cost of revenues	53,897	49,090	4,807	9.8%

Gross profit	61,826	62,589	(763)	(1.2)%

Operating expenses:
Selling, general and administrative expenses	55,705	54,151	1,554	2.9%
Research and development expenses	4,766	4,194	572	13.6%
Total operating expenses	60,471	58,345	2,126	3.6%

Profit from operations	1,355	4,244	(2,889)	(68.1)%

Interest income	246	262	(16)	(6.1)%
Interest expense	(6,197)	(6,977)	780	11.2%
Other expense	(1,813)	(546)	(1,267)	(232.1)%

Net loss before income taxes	(6,409)	(3,017)	(3,392)	(112.4)%

Income tax expense	(402)	(1,271)	869	68.4%

Net loss	(6,811)	(4,288)	(2,523)	(58.8)%
Non-controlling interest	(39)	—	(39)	n/m

Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(2,562)	(59.7)%

REVENUES. Revenues increased by $4.0 million, or 3.6%, to $115.7 million in the three months ended September 30, 2026, from $111.7 million in the same period in 2025.

Product revenues decreased by $1.8 million, or 8.2%, to $20.5 million in the three months ended September 30, 2026, from $22.4 million in the same period in 2025, primarily reflecting lower product sales in Africa and Australia due to the variable nature of product sales.

Services revenue increased by $5.9 million, or 6.6%, to $95.2 million in the three months ended September 30, 2026, from $89.3 million in the same period in 2025, primarily reflecting growth in Unity safety and AI video solutions and $0.7 million contributed by Powerfleet FMX (Pty) Ltd (previously RTS) ("FMX") and $1.4 million contributed by EKS.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues increased by $4.8 million, or 9.8%, to $53.9 million in the three months ended September 30, 2026, from $49.1 million for the same period in 2025. Gross profit was $61.8 million in the three months ended September 30, 2026, compared to $62.6 million for the same period in 2025. As a percentage of revenues, gross profit was 53.4% in the three months ended September 30, 2026, compared to 56.0% in the same period in 2025.

Cost of products decreased by $0.6 million, or 4.0%, to $14.7 million in the three months ended September 30, 2026, from $15.3 million in the same period in 2025, consistent with the decrease in product revenue. Gross profit for products was $5.8 million in the three months ended September 30, 2026, compared to $7.1 million in the same period in 2025. As a percentage of product revenues, gross profit decreased to 28.3% in the three months ended September 30, 2026, from 31.5% in the same period in 2025, primarily due to an unfavorable shift in product mix.

Cost of services increased by $5.4 million, or 16.0%, to $39.2 million in the three months ended September 30, 2026, from $33.8 million in the same period in 2025. Gross profit for services was $56.0 million in the three months ended September 30, 2026, compared to $55.5 million in the same period in 2025. As a percentage of services revenues, gross profit was 58.8% in the three months ended September 30, 2026, compared to 62.2% in the same period in 2025, primarily due to increased amortization of capitalized software development costs and acquired intangible assets.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES. SG&A expenses increased by $1.6 million, or 2.9%, to $55.7 million in the three months ended September 30, 2026, compared to $54.2 million in the same period in 2025. The increase included a $3.0 million increase in sales and marketing expenses, a $2.5 million increase in restructuring-related and one-time benefit expenses and $0.3 million of litigation-related expenses, partially offset by a $0.3 million decrease in integration-related expenses. Acquisition-related expenses were substantially unchanged. As a percentage of revenues, SG&A expenses decreased to 48.1% in the three months ended September 30, 2026, compared to 48.5% for the same period in 2025. As a percentage of revenues, SG&A expenses, excluding $4.6 million in acquisition-related expenses, integration-related expenses, restructuring-related costs and litigation-related costs, decreased to 44.2% in the three months ended September 30, 2026, from 46.6% excluding the $2.1 million acquisition-related expenses, integration-related expenses, and restructuring-related costs in 2025. The decrease is primarily due to cost savings from the synergies realized as a result of the MiX Combination and FC Acquisition.

RESEARCH AND DEVELOPMENT (“R&D”) EXPENSES. R&D expenses increased to $4.8 million in the three months ended September 30, 2026 from $4.2 million in the same period in 2025, primarily due to a lower percentage of development costs qualifying for capitalization. As a percentage of revenues, R&D expenses were 4.1% in the three months ended September 30, 2026, compared to 3.8% in the same period in 2025.

INTEREST EXPENSE. Interest expense decreased $0.8 million, or 11.2%, to $6.2 million in the three months ended September 30, 2026, from $7.0 million in the same period in 2025, primarily reflecting a $0.2 million decrease in interest expense on the Hapoalim Credit Facilities and a $0.2 million decrease in interest expense on the New RMB Term Facility.

OTHER EXPENSES. Other expenses increased $1.3 million to $1.8 million in the three months ended September 30, 2026, from $0.5 million in the same period in 2025. The change primarily reflected a $2.1 million unfavorable year-over-year movement in the derivative mark-to-market adjustment, from a $0.9 million gain in 2025 to a $1.2 million loss in 2026, partially offset by a $1.5 million decrease in foreign currency losses to $0.1 million from $1.6 million.

INCOME TAX EXPENSE. Income tax expense decreased $0.9 million to $0.4 million in the three months ended September 30, 2026, from $1.3 million in the same period in 2025. The effective tax rate was (6.3)% compared with (42.1)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to the mix of domestic and foreign earnings, valuation allowances against deferred tax assets in certain jurisdictions and discrete items.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $6.9 million, or $(0.05) per basic and diluted share, for the three months ended September 30, 2026, as compared to net loss of $4.3 million, or $(0.03) per basic and diluted share, for the same period in 2025. The increase in net loss primarily reflected a $2.9 million decrease in profit from operations and a $1.3 million increase in other expense, partially offset by a $0.8 million decrease in interest expense and a $0.9 million decrease in income tax expense.

Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025

	Six Months Ended September 30,		Change
	2026	2025	$	%
	(In thousands)
Revenues:
Products	$37,006	$40,027	$(3,021)	(7.5)%
Services	189,510	175,773	13,737	7.8%
Total revenues	226,516	215,800	10,716	5.0%

Cost of revenues:
Cost of products	27,681	28,546	(865)	(3.0)%
Cost of services	75,848	68,184	7,664	11.2%
Total cost of revenues	103,529	96,730	6,799	7.0%

Gross profit	122,987	119,070	3,917	3.3%

Operating expenses:
Selling, general and administrative expenses	112,236	107,814	4,422	4.1%
Research and development expenses	9,126	9,051	75	0.8%
Total operating expenses	121,362	116,865	4,497	3.8%

Profit from operations	1,625	2,205	(580)	(26.3)%

Interest income	480	458	22	4.8%
Interest expense	(13,180)	(13,763)	583	4.2%
Other expense	(2,218)	(1,789)	(429)	(24.0)%

Net loss before income taxes	(13,293)	(12,889)	(404)	(3.1)%

Income tax expense	(1,775)	(1,633)	(142)	(8.7)%

Net loss	(15,068)	(14,522)	(546)	(3.8)%
Non-controlling interest	(222)	—	(222)	n/m

Net loss attributable to common stockholders	$(15,290)	$(14,522)	$(768)	(5.3)%

REVENUES. Revenues increased by $10.7 million, or 5.0%, to $226.5 million in the six months ended September 30, 2026, from $215.8 million in the same period in 2025.

Product revenues decreased by $3.0 million, or 7.5%, to $37.0 million for the six months ended September 30, 2026, from $40.0 million in the prior-year period, primarily reflecting lower product sales in the Africa, Australia, and Middle East regions due to the variable nature of product sales.

Services revenue increased by $13.7 million, or 7.8%, to $189.5 million in the six months ended September 30, 2026, compared to $175.8 million in the same period in 2025. The increase in services revenues was driven primarily by Unity safety and AI video solutions including $1.4 million contributed by FMX and $1.4 million contributed by EKS.

COST OF REVENUES AND GROSS PROFIT. Cost of revenues increased by $6.8 million, or 7.0%, to $103.5 million in the six months ended September 30, 2026, from $96.7 million for the same period in 2025, primarily attributable to higher costs associated with the growth in services revenue, partially offset by lower product-related costs resulting from the decline in product revenues. Gross profit was $123.0 million in the six months ended September 30, 2026, compared to $119.1 million for the same period in 2025. As a percentage of revenues, gross profit decreased to 54.3% in the six months ended September 30, 2026, from 55.2% in the same period in 2025. Higher-margin services revenue comprised 83.7% of total revenues in the six months ended September 30, 2026, compared to 81.5% for the same period in 2025; however, the services margin decreased due to an increase in capitalized software development costs amortization and amortization of acquisition intangibles.

Cost of products decreased by $0.9 million, or 3.0%, to $27.7 million in the six months ended September 30, 2026, from $28.5 million in the same period in 2025. Gross profit for products was $9.3 million in the six months ended September 30, 2026, compared to $11.5 million in the same period in 2025. As a percentage of product revenues, gross profit decreased to 25.2% in the six months ended September 30, 2026, from 28.7% in the same period in 2025. Gross profit as a percentage of product revenues was negatively impacted by an unfavorable shift in product mix.

Cost of services increased by $7.7 million, or 11.2%, to $75.8 million in the six months ended September 30, 2026, from $68.2 million in the same period in 2025. The amortization of acquisition intangibles for the MiX Combination, the FC Acquisition and RTS Acquisition contributed $13.4 million and $11.6 million in the aggregate to cost of services for the six months ended September 30, 2026 and 2025, respectively. Gross profit for services was $113.7 million in the six months ended September 30, 2026, compared to $107.6 million in the same period in 2025. As a percentage of services revenues, gross profit decreased to 60.0% in the six months ended September 30, 2026, compared to 61.2% in the same period in 2025.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $4.4 million, or 4.1%, to $112.2 million in the six months ended September 30, 2026, compared to $107.8 million in the same period in 2025, primarily reflecting increased investment in go-to-market initiatives, including a $6.5 million increase in sales and marketing expenses to $43.5 million, and a $1.1 million increase in restructuring-related and one-time benefit expenses. These increases were partially offset by a $1.3 million decrease in general and administrative expenses, a $0.9 million decrease in acquisition-related expenses and a $0.3 million decrease in integration-related expenses. As a percentage of revenues, SG&A expenses were 49.5% for the six months ended September 30, 2026, compared to 50.0% in the same period in 2025.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses increased by $0.1 million, or 0.8%, to $9.1 million in the six months ended September 30, 2026, compared to $9.1 million in the same period in 2025. As a percentage of revenues, R&D expenses were 4.0% in the six months ended September 30, 2026, compared to 4.2% in the same period in 2025.

INTEREST EXPENSE. Interest expense decreased $0.6 million, or 4.2%, to $13.2 million in the six months ended September 30, 2026, from $13.8 million in the same period in 2025, including decreases of $0.4 million on the New RMB Term Facility and $0.2 million on the Hapoalim Credit Facilities.

OTHER EXPENSES. Other expenses increased $0.4 million to $2.2 million in the six months ended September 30, 2026, from $1.8 million in the same period in 2025. The change primarily reflected a $1.1 million unfavorable year-over-year movement in the derivative mark-to-market adjustment, from a $0.8 million gain in 2025 to a $0.3 million loss in 2026, partially offset by a $1.3 million decrease in foreign currency losses to $1.4 million from $2.7 million.

INCOME TAX EXPENSE. Income tax expense increased $0.2 million to $1.8 million in the six months ended September 30, 2026, from $1.6 million in the same period in 2025. The effective tax rate was (13.4)% compared with (12.7)%. The effective tax rate differed from the U.S. federal statutory rate primarily due to the mix of domestic and foreign earnings, valuation allowances against deferred tax assets in certain jurisdictions and discrete items.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Net loss attributable to common stockholders was $15.3 million, or $(0.11) per basic and diluted share, for the six months ended September 30, 2026, as compared to net loss of $14.5 million, or $(0.11) per basic and diluted share, for the same period in 2025. The change primarily reflected a $4.4 million increase in SG&A expenses, a $0.4 million increase in other expenses, and a $0.2 million increase in income tax expense, partially offset by a $3.9 million increase in gross profit and a $0.6 million decrease in interest expense.

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

An explanation of the relevance of the non-GAAP measure, a reconciliation of the non-GAAP measure to the most directly comparable measure calculated and presented in accordance with GAAP and a discussion of its limitations are set out below. We do not regard this non-GAAP measure as a substitute for, or superior to, the equivalent measure calculated and presented in accordance with GAAP or that calculated using financial measure that is calculated in accordance with GAAP.

Adjusted EBITDA

We define adjusted EBITDA as net loss attributable to common stockholders before non-controlling interest, interest expense (net), other expense (net), income tax expense, depreciation and amortization, stock-based compensation, foreign currency losses, restructuring-related and one-time benefit expenses, derivative mark-to-market adjustment, acquisition-related expenses, litigation-related expenses, and integration-related expenses. Upon further review of our non-GAAP financial reporting, we refined our definition of adjusted EBITDA by removing recognition of pre-October 1, 2024 contract assets (Fleet Complete). Comparative information has been adjusted to conform with the updated presentation.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure that our management and board of directors use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results. Because our method for calculating adjusted EBITDA may differ from other companies’ methods, the non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

A reconciliation of net loss attributable to common stockholders (the most directly comparable financial measure presented in accordance with GAAP) to adjusted EBITDA for the periods shown is presented below.

Reconciliation of Net Loss Attributable to Common Stockholders to Adjusted EBITDA

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net loss attributable to common stockholders	$(6,850)	$(4,288)	$(15,290)	$(14,522)
Non-controlling interest	39	—	222	—
Interest expense, net	5,951	6,715	12,700	13,305
Other expense (income), net	255	(52)	281	(29)
Income tax expense	402	1,271	1,775	1,633
Depreciation and amortization	17,289	15,793	33,496	31,824
Stock-based compensation	2,000	2,594	5,107	4,447
Foreign currency losses	66	1,562	1,402	2,723
Restructuring-related and one-time benefits expenses	3,603	1,137	4,641	3,579
Derivative mark-to-market adjustment	1,193	(890)	274	(786)
Acquisition-related expenses	60	57	288	1,187
Integration-related expenses	602	878	1,242	1,553
Litigation-related expenses	304	—	304	—
Adjusted EBITDA	$24,914	$24,777	$46,442	$44,914

Our use of adjusted EBITDA has limitations as an analytical tool and should not be considered as a performance measure in isolation from, or as a substitute for, analysis of our results as reported under GAAP.

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
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure; and
•certain of the adjustments (such as restructuring-related and one-time benefit expenses, litigation-related expenses, and integration-related expenses) made in calculating adjusted EBITDA are those that management believes are not representative of our underlying operations and, therefore, are subjective in nature.

Because of these limitations, adjusted EBITDA should be considered alongside other financial performance measures, including profit (loss) from operations, net loss and our other results.

Liquidity and Capital Resources

Overview

On April 2, 2024, we completed the MiX Combination, pursuant to which MiX Telematics became our indirect, wholly owned subsidiary. Concurrently with the closing, we redeemed all outstanding shares of our Series A convertible preferred stock for approximately $90.3 million using proceeds from the RMB Term Facilities and incremental borrowing capacity available under our refinanced Hapoalim Credit Facilities.

Since the closing of the MiX Combination, we have continued to optimize our capital structure through the refinancing of existing debt facilities, including the Hapoalim Credit Agreement and RMB Facilities Agreements. These transactions have enhanced our liquidity and extended our debt maturities, while increasing our available revolving borrowing capacity to support working capital and growth initiatives.

We have agreed to enter into a device financing facility with RMB, primarily to support deployment under our South African National Treasury contract. The facility remains subject to the negotiation and execution of definitive documentation. Under the proposed facility, RMB would fund the upfront cost of devices, with repayment to be made from contracted customer payments over the term of the contract. We would retain the customer relationship and continue to provide and bill the service. We expect the facility to support our hardware-as-a-service model by aligning hardware deployment costs with customer demand and reducing the upfront cash requirements associated with new deployments.

Debt Facilities

Hapoalim Debt

The Hapoalim Credit Agreement provides an aggregate borrowing capacity of approximately $60 million, consisting of two NIS-denominated term loans totaling $30 million (Hapoalim Term Facility A and Hapoalim Term Facility B) and two revolving credit facilities totaling $30 million (Hapoalim Revolving Credit Facility C and Hapoalim Revolving Credit Facility D).

As of September 30, 2026, approximately $23.1 million was outstanding under the Hapoalim Revolving Credit Facilities.

RMB Debt

The RMB Term Facilities consist of two term loan facilities (RMB Term Facility A and RMB Term Facility B), each with an original principal amount of $42.5 million. As amended, RMB Term Facility A matures on March 31, 2028, and RMB Term Facility B matures on March 31, 2029. Interest is payable quarterly, at a fixed annual rate of 8.699% until March 31, 2027 and, thereafter, 4.85% per annum plus the applicable term SOFR reference rate, with respect to RMB Term Facility A, and at a fixed annual rate of 8.979% with respect to RMB Term Facility B.

MiX Telematics also maintains the RMB General Facility, repayable on demand, with a 365-day term and an interest rate linked to the South African prime rate minus 0.75% per annum. Repayment of the RMB General Facility, including capitalized interest, was due by the earlier of (a) the Available Date (as defined therein) or (b) April 2, 2026, unless extended by agreement between MiX Telematics and RMB. As of September 30, 2026, $20.4 million of the RMB General Facility was utilized.

Subsequent to September 30, 2026, we continued discussions with RMB regarding the establishment of a new general banking facility, which would extend and replace the RMB General Facility, and certain additional operational banking facilities in connection with the transition of our South African transactional banking relationship to RMB. The proposed arrangements include a general banking facility intended to support working capital and cash management requirements, as well as additional operational banking facilities supporting transactional banking activities. The proposed facilities have received credit approval from RMB and remain subject to the execution of definitive documentation and receipt of certain corporate approvals. We expect to finalize the arrangements following completion of these internal approval and documentation processes. RMB has not demanded, and has indicated that it does not intend to demand, repayment of the RMB General Facility.

We have a $125 million term loan facility with RMB that matures on October 31, 2029 (New RMB Term Facility). We drew $125 million under the New RMB Term Facility on October 1, 2024 to fund a portion of the purchase price for the FC Acquisition. Interest is payable quarterly at a rate of 5% per annum plus the applicable term SOFR reference rate.

On February 5, 2026, we and certain of our subsidiaries entered into an agreement with RMB providing revolving credit facilities of $10 million (RMB Revolving Credit Facility A) and R180 million (RMB Revolving Credit Facility B). The RMB Revolving Credit Facilities mature on February 1, 2027. As of September 30, 2026, $9.8 million of the RMB Revolving Credit Facilities was utilized. Debt obligations are further discussed in Note 13, “Short-Term Bank Debt and Long-Term Debt,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity Position

As of September 30, 2026, we had cash and cash equivalents (including restricted cash) of $29.8 million and working capital of $3.9 million, compared to cash and cash equivalents (including restricted cash) of $40.8 million and working capital of $21.2 million as of March 31, 2026. As of September 30, 2026, we had $23.1 million outstanding under the Hapoalim Revolving Credit Facilities, with $6.9 million of remaining borrowing capacity. As of September 30, 2026, $20.4 million of the RMB General Facility was outstanding with $1.0 million remaining borrowing capacity. As of September 30, 2026, $9.8 million of the RMB Revolving Credit Facility A was outstanding and $0.2 million remained available for borrowing. No amounts were outstanding under the RMB Revolving Credit Facility B, which had available borrowing capacity of R180 million or $11.0 million at September 30, 2026. In the aggregate, we had approximately $19.1 million of available short-term borrowing capacity as of September 30, 2026.

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

We believe that our current cash balances, expected cash flows from operations and borrowing capacity under our credit facilities, will be sufficient to meet our operating, debt-service and capital-expenditure requirements for at least the next 12 months. We may, however, seek additional financing or capital markets transactions to support long-term strategic initiatives, acquisitions or other capital requirements.

Operating Activities

Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, general and administrative costs, and purchases of inventory and connected device costs. We have supplemented working capital through additional borrowing capacity under our existing credit facilities.

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including non-controlling interest, stock-based compensation, depreciation and amortization, bad debt expense, right-of-use assets non-

cash lease expense, inventory reserve adjustments, derivative mark-to-market adjustments, deferred income taxes, and changes in operating assets and liabilities during each period.

Net cash provided by operating activities was $4.8 million for the six months ended September 30, 2026. This consisted of net loss of $15.3 million, adjusted for non-cash charges of $45.1 million, partially offset by $25.0 million of cash used in changes in our operating assets and liabilities. The non-cash charges were primarily composed of depreciation and amortization of $33.5 million, stock-based compensation expense of $5.1 million, and bad debts expense of $4.6 million. Changes in our operating assets and liabilities during the six months ended September 30, 2026 reflect higher accounts receivable from customers; increases in inventory levels to meet anticipated demand, increased prepaid expenses and deferred costs, a decrease in deferred revenue, and a net decrease in accounts payable and accrued expenses.

Net cash provided by operating activities was $10.2 million for the six months ended September 30, 2025. This consisted of net loss of $14.5 million, adjusted for non-cash charges of $41.5 million, partially offset by $16.7 million of cash used in changes in our operating assets and liabilities. The non-cash charges were primarily composed of depreciation and amortization of $31.8 million, stock-based compensation expense of $4.4 million, and bad debts expense of $4.4 million. Changes in our operating assets and liabilities during the six months ended September 30, 2025 reflect higher accounts receivable from customers; increases in inventory levels to meet anticipated demand, and increased prepaid expenses and deferred costs. These increases were partially offset by lower vendor payments thus increasing accounts payable and accrued expenses.

Cash flows from operating activities for the three and six months ended September 30, 2026 include approximately $0.7 million and $1.6 million, respectively ($1.3 million and $2.8 million for the three and six months ended September 30, 2025, respectively), which represent recoveries, through customer billings, of the contract asset recognized at acquisition for hardware delivered by Fleet Complete prior to October 1, 2024. Under ASC 606, such hardware was identified as a separate performance obligation satisfied at the point of delivery, resulting in the recognition of a contract asset at the acquisition date for hardware delivered prior to the acquisition. This contract asset is being recovered post-acquisition through customer billings.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2026 was $21.8 million, compared to net cash used in investing activities of $23.9 million for the same period in 2025. The net cash used in investing activities was primarily due to $12.6 million for the purchase of fixed assets and $9.6 million for capitalized software development costs. The net cash used in investing activities of $23.9 million in the same period in 2025 was primarily due to $12.5 million for the purchase of fixed assets and $11.5 million for capitalized software development costs.

Financing Activities

During the six months ended September 30, 2026, net cash provided by financing activities was $4.5 million, compared to $3.3 million of net cash used in financing activities for the same period in 2025. The net cash provided by financing activities was primarily due to $8.0 million of net borrowings under our credit facilities, partially offset by the repayment of long-term debt of $3.3 million. The net cash used in financing activities during the six months ended September 30, 2025 was primarily due to the repayment of short-term bank debt of $0.6 million and repayment of long-term debt of $2.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Pronouncements

The Company is subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 24 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Interest rate risk

As a result of our normal borrowing activities, our operating results are exposed to fluctuations in interest rates, which we manage primarily through regular financing activities. We have short- and long-term borrowings in South Africa and Israel which bear interest at both variable and fixed rates. Please refer to Note 13 to our condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which sets out the terms of each of these loans. In South Africa, the South African Reserve Bank’s Monetary Policy Committee interest rates were 6.75% from November 2025 through May 2026, when rates increased by 25 basis points to 7.00%, and increased by another 25 basis points to 7.25% in September 2026. In Israel, the Bank of Israel reduced interest rates to 4.00% in January 2026 and then further to 3.25% in September 2026. Our U.S. dollar-denominated borrowings are based on the Secured Overnight Financing Rate (“SOFR”), for which the 90-day average rate was 3.68% as of September 30, 2026, compared to 4.35% as of September 30, 2025, representing a decrease of approximately 15% period over period.

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

The table below illustrates the effect on our estimated annual interest expense as a result of changes in the respective interest rates utilizing our outstanding borrowings as of September 30, 2026. The effect of a hypothetical 1% change (100 basis points) applicable to the relevant borrowings is shown below. The selected 1% hypothetical change does not reflect what could be considered the best- or worst-case scenarios and is disclosed for illustrative purposes only as the actual variations may be more or less and are based on factors outside of our control.

Facility	Annual estimated interest charge	Hypothetical change in rates - Increase	Hypothetical change in rates - (Decrease)	Estimated annual change due to increase in rates	Estimated annual change due to decrease in rates
Hapoalim Facilities- Variable	$3,593	1%	(1%)	$531	$(531)
RMB Facilities- Variable	$13,493	1%	(1%)	$1,552	$(1,552)
RMB Facilities- Fixed	$7,513	$—	$—	$—	$—

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

As of September 30, 2026, trade receivables totaled $97.4 million, net of an allowance for credit losses of $10.3 million. Refer to Note 6 of the condensed consolidated financial statements for further information relating to the determination of the net allowance for credit losses. No single customer represented more than 10% of total trade receivables as of the reporting date. Management believes the current allowance for credit losses is adequate to cover expected losses and continues to monitor credit risk closely for any changes in customer liquidity trends.

Item 4. Controls and Procedures
a. Disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is:

•recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and
•accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b. Changes in internal control over financial reporting.

As part of our ongoing integration and systems standardization activities, we continue to implement a single ERP platform across Powerfleet operations. Following the implementation of the standardized ERP platform in the United States, we are continuing the phased rollout to other regions, with implementation in Europe, Australia and the Middle East currently planned for December 2026. We expect the implementation to result in changes to certain business processes and related internal controls over financial reporting. We will continue to evaluate the design and operating effectiveness of controls associated with the ERP implementation as the rollout progresses.

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Investors should carefully consider the risks described below together with the other risks described in our Annual Report on Form 10-K and the other information contained in this Quarterly Report on Form 10-Q.

Our growth may depend in part on our ability to successfully execute large-scale customer deployments and strategic contracts, and delays or difficulties in such deployments could adversely affect our results of operations.

Certain of our growth initiatives involve large-scale customer deployments and strategic contracts that may require significant operational, technical, hardware, installation and other resources. The timing and successful execution of these deployments may depend on a number of factors, including customer readiness, the availability and compatibility of hardware and components, installation capacity, internal and third-party resources, supply chain availability, technical integration requirements and the timing of customer acceptance.

As the size and complexity of these deployments increase, we may be required to allocate additional resources to support implementation, including by reallocating resources from other customers, products, geographic markets or business opportunities. Such reallocations could adversely affect revenue from other areas of our business or result in costs being incurred before the corresponding revenue is recognized.

In addition, revenue associated with large-scale deployments may be recognized over time or may depend upon the achievement of deployment, installation, activation, acceptance or other milestones. Accordingly, delays in implementation could cause revenue or cash flows to be recognized later than anticipated and could result in fluctuations in our quarterly operating results.

If we are unable to successfully execute these deployments within anticipated timeframes or at expected costs, or if customer requirements, deployment schedules or volumes change, our revenue, profitability, cash flows and ability to achieve our financial objectives could be materially adversely affected.

Disruptions in our supply chain, production processes or the availability or compatibility of components could adversely affect our ability to manufacture, deliver and deploy our products and recognize revenue.

We depend on third-party suppliers, manufacturers and service providers for components, products and services used in our solutions. Our ability to manufacture, deliver and deploy our products may be adversely affected by supply shortages, production constraints, manufacturing delays, component discontinuations, quality issues, component incompatibility, supplier performance issues, transportation disruptions or other events affecting our supply chain.

Certain components used in our products may be sourced from a limited number of suppliers, and alternative components may require qualification, testing, product modifications or changes to manufacturing processes before they can be incorporated into our products. The introduction of new or replacement components may also result in unforeseen compatibility, quality or performance issues.

Any such disruption or constraint could delay production, customer deliveries, installations or deployments and could result in revenue being recognized later than anticipated. We may also incur additional costs to obtain alternative components, expedite shipments, modify products or production processes, or otherwise mitigate supply-chain or production constraints.

If we are unable to manage these risks effectively, our customer relationships, revenue, gross margins, operating results and cash flows could be materially adversely affected.

We may not achieve our financial outlook or anticipated growth, profitability and cash flow objectives.

From time to time, we provide financial outlooks or other expectations regarding our future financial and operating performance. Such outlooks and expectations are based on assumptions and estimates that involve significant judgment and are subject to numerous risks and uncertainties, many of which are outside our control.

Our actual performance may differ materially from our expectations as a result of, among other factors, changes in the timing or pace of customer deployments, delays in product deliveries or revenue recognition, changes in customer demand, changes in product and services mix, supply-chain or production constraints, foreign exchange movements, changes in operating costs, the timing and realization of anticipated operating leverage, and our ability to successfully execute our strategic initiatives.

In particular, the timing of large-scale deployments may cause revenue, profitability and cash flows to vary significantly between reporting periods, even where underlying customer demand remains unchanged.

If our actual results differ materially from our outlook or from the expectations of investors or securities analysts, the market price of our common stock could be adversely affected.

Our indebtedness and financing arrangements could adversely affect our financial flexibility and our ability to fund our operations and strategic initiatives.

We have substantial indebtedness and debt service obligations. Our indebtedness could have important consequences for our business, including requiring us to dedicate a portion of our cash flows from operations to the payment of principal and interest, reducing the availability of cash to fund operations, capital expenditures, investments, acquisitions or other strategic initiatives, and limiting our flexibility in responding to changes in our business or market conditions.

Our ability to meet our debt service obligations and comply with the terms of our financing arrangements depends on our future operating performance and cash generation, which are subject to economic, financial, competitive, operational and other factors.

Our financing arrangements contain covenants and other restrictions that limit our operational or financial flexibility. A failure to comply with applicable covenants or other requirements could result in an event of default under those arrangements, which, if not cured or waived, could permit our lenders to accelerate the related indebtedness, and exercise other remedies.

We may also require additional financing from time to time to support our operations, strategic initiatives or growth opportunities. Additional financing may not be available when required or may be available only on terms that are less favorable to us. Any inability to generate sufficient cash flows, maintain adequate liquidity, comply with our financing arrangements or obtain additional financing on acceptable terms could adversely affect our business, financial condition and results of operations.

The risks described above and in our Form 10-K should be carefully considered together with the other information contained in this Quarterly Report on Form 10-Q, as they could materially affect our business, financial condition, cash flows and results of operations. The risks described under Part I, Item 1A. “Risk Factors” in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently believe to be immaterial, may also materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q:

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the periods April 1, 2026 through September 30, 2026 and April 1, 2025 through September 30, 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERFLEET, INC.

Date: November 9, 2026	By: /s/ Steve Towe
Steve Towe
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By: /s/ Paul S. Lalljie
Paul S. Lalljie
President and Chief Financial Officer
(Principal Financial and Accounting Officer)